Form 10-Q
period 2009-06-30
VIRTUAL CLOSET, INC.
filed 2009-07-30
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer [	]
Non-accelerated filer [	] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes |X] No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2009, the registrant had 10,220,000 shares of common stock, $0.001 par value, issued and outstanding.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

VIRTUAL CLOSET, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2009 (Unaudited)	September 30, 2008

ASSETS

CURRENT ASSETS
Cash	6,278	9,972
TOTAL ASSETS	$ 6,278	$ 9,972

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	7,000	3,225
TOTAL CURRENT LIABILITIES	$ 7,000	$ 3,225

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,220,000 shares of common stock as of June 30, 2009 , 10,000,000 shares of common stock as of September 30, 2008	10,220	10,000
Additional paid-in capital	6,380	-
Deficit accumulated during the development stage	(17,322)	(3,253)
Total stockholder’s deficit	$ (722)	$ 6,747
Total Liabilities and Stockholder’s Equity	$ 6,278	$ 9,972

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30, 2009	Nine months ended June 30, 2009	From July 22, 2008 (date of inception) to June 30, 2009

REVENUE
Revenue	-	-	-

EXPENSES

Office and general	$ 1,338	$ 3,349	$ 3,377
Professional fees	3,500	10,720	13,945

Total Expense	4,838	14,069	17,322

NET INCOME (LOSS)	$ (4,838)	$ (14,069)	$ (17,322)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,220,000	10,097,830

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (JULY 22, 2008) TO JUNE 30, 2009

	Common Stock		Additional Paid-in Capital	Share Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 22, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share
September 26, 2008	10,000,000	10,000	-	-	-	10,000

Net Loss for the period ended September 30, 2008	-	-	-	-	(3,253)	(3,253)

Balance, September 31, 2008	10,000,000	$ 10,000	$ -	$ -	$ (3,253)	$ 6,747

Common stock issued for cash at $0.03 per share – March 27, 2009	220,000	220	6,380			6,600
Net Loss for nine months ended June 30, 2009					(14,069)	(14,069)
Balance, June 30, 2009 (Unaudited)	10,220,000	$ 10,220	$ 6,380	$ -	$ (17,322)	$ (722)

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended June 30, 2009	From July 22, 2008 (date of inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (14,069)	$ (17,322)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	3,775	7,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(10,294)	(10,322)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stocks	6,600	16,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,600	16,600

NET INCREASE (DECREASE) IN CASH	(3,694)	6,278

CASH, BEGINNING OF PERIOD	9,972	-

CASH, END OF PERIOD	$ 6,278	$ 6,278

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Virtual Closet, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $17,322. The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of September 30. The company was formed to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacture and sales of automated household storage systems.

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

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Recent Accounting Pronouncements

SFAS 141(R) - In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” This Statement replaces SFAS 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquire at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquire, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the non-controlling interest in the acquire at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, “Goodwill and Other Intangible Assets,” to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS 160 - In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements.” SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our financial statements.

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

June 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of June 30, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000, and issued 220,000 shares at $0.003 per share for net funds to the Company of $6,600.

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

As of June 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 26, 2008, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

On March 27, 2009, the Company issued 220,000 share of the common stock at $0.03 per share for $6,600.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

June 30, 2009

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

The components of the Company’s deferred tax asset as of June 30, 2009 are as follows:

June 30, 2009
Net operating loss carry forward	$17,322
Effective Tax Rate	35%
Deferred tax asset	$6,063
Less: Valuation Allowance	(6,063)
Net deferred tax asset	$0

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of June 30, 2009 we had $6,278 of cash on hand. We incurred operating expenses in the amount of $4,838 in the three months ended June 30, 2009. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to June 30, 2009, we incurred operation expense in amount of $17,322.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 of or our common stock for sale to the public. Our registration statement became effective on July 22, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of June 30, 2009 we have raised $16,600 from the sales of our common stock.

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

Within the 12 months period after we have raised enough funds to start our business activities, we intend to complete the design of a technically feasible automated home storage system. Our planned operations during this period involve two phases:

In the first phase, we intend to hire a mechanical engineering firm to design the hardware components of our proposed storage systems and a software engineer to design our planned PLC controller and Windows-based user interface. We intend to develop our systems within 9 months.

The second phase, contingent upon a favorable outcome of the first phase, may be devoted to our Marketing and Sales efforts. We intend to fully develop our webpage (www.virtcloset.[dot]com) and our PDF guides for maintenance of our products. We expect to devote about 3 months, after the first phase is completed.

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

As of June 30 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as June 30 and communicated the matters to our management.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on December 19, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Closet, Inc.

BY:	/s/ You Ting Zhu

You Ting Zhu

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: July 24, 2009.