Form 10-K
period 2009-09-30
VIRTUAL CLOSET, INC.
filed 2009-10-22
CIK 1451448

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number	333-156302

VIRTUAL CLOSET, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

112 North Curry Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code	(775) 284-3705

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [ ]	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[	]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No	[ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity: As of September 30, 2009, the aggregate value of voting and non-voting common equity held by non-affiliates was $17,650.

TABLE OF CONTENTS

Page
Number

PART I

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	23

PART I

Item 1: Business

Overview

VIRTUAL CLOSET, INC. (“Virtual Closet, “we”, “the Company”) is a development stage company incorporated in the State of Nevada as a for-profit Company on July 22, 2008. We are a development-stage company formed in order to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacture and sales of automated household storage systems.

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

The Company has not been involved in any bankruptcy, receivership or similar proceedings since its incorporation nor has it been involved in any reclassification, merger or consolidation. Virtual Closet has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

General

Virtual Closet, Inc. intends to utilize the typical home owners Personal Computer to make the existing technology that controls the automated storage and retrieval systems that are currently in use in commercial and industrial applications (such as libraries, warehousing and manufacturing) available to the individual householder. Our product will allow householders to utilize the wasted storage space in their attics for storing and retrieving household items (that would normally be stored manually in attic and crawl spaces) using an automated process that they can control from their household PC operating on a standard wireless network. Once we have designed a technically and commercially feasible household storage system, we intend to contract independent third parties to manufacture our products for us. To date, the company’s operations have been limited to technical and market research and organizational activities, such as preparing this prospectus. We have not begun our design, manufacturing or sales programs. To date, no storage systems or other commercial products have been developed and we have generated no revenues from our operations.

Our president and director has invested $10,000 in the Company. A total of 29 other investors have invested a further $7,650 in the Company through the purchase of common shares. At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely.

If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

Plan of Operation

To date, our operations have been limited in efforts to sell Virtual Closet’s common shares in order to raise enough funds to start our business activities. Over the next 12 month period our company expects to raise enough capital to implement the plan of operations described herein and start its sales.

Within 12 months of the end of the sale of the stocks offered through this prospectus, we intend to complete the design of a technically feasible automated home storage system. Our planned operations during this period involve two phases:

In the first phase, we intend to hire a mechanical engineering firm to design the hardware components of our proposed storage systems and a software engineer to design our planned PLC controller and Windows-based user interface. We intend to develop our systems within 9 months of the end of the sale of the common stock offered through this prospectus.

The second phase, contingent upon a favourable outcome of the first phase, may be devoted to our Marketing and Sales efforts. We intend to fully develop our webpage (www.virtcloset[dot]com) and our PDF guides for maintenance of our products. We expect to devote about 3 months, after the first phase is completed.

The Company has raised $ 7,650 in cash to initiate its business plan through the sale of its common stock. The amount raised from our stock offering is insufficient and we will need additional cash to continue to implement our business plan. If we are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

If we are unable to complete any aspect of our development or marketing efforts because we don’t have enough money, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment.

Management does not plan to hire additional employees at this time. Our President will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum. We will use third party web designers to build and maintain our website.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties. The Company’s office is located 112 North Curry Street, Carson City, Nevada, 89703.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

As of September 30, 2009 the Company had twenty-nine (29) active shareholders of record. The company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This interim report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our September 30, 2009 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “September 30, 2009 Audited Financial Statements - Auditors Report.”

As of September 30, 2009, Virtual Closet had $3,318 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If Virtual Closet is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in Virtual Closet having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because Virtual Closet is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If Virtual Closet cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in Virtual Closet common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. Virtual Closet does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended September 30, 2009. As of the fiscal year ended September 30, 2009 we had $3,318 of cash on hand in the bank. We incurred operating expenses in the amount of $20,329 in the fiscal year ended September 30, 2009. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $23,582.

Virtual Closet has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $11,000 over this same period. The officer and director, You Ting Zhu has undertaken to provide the Company with operating capital to sustain our business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

VIRTUAL CLOSET, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.

 2667 CAMINO DEL RIO S. PLAZA B ( SAN DIEGO / CALIFORNIA 92108-3707

 TELEPHONE (858)722-5953 / FAX (858) 761-0341 / FAX (858) 433-2979

 E-MAIL changgpark@gmail[dot]com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Virtual Closet, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Virtual Closer, Inc. (A Development Stage Company) (the Company) as of September 30, 2009 and 2009, and the related financial statements of operations, changes in shareholders’ equity and cash flows for the period from July 22, 2008 (inception) to September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Closet, Inc. as of September 30, 2009 and 2008, and the results of its operation and its cash flows for the period from July 22, 2008 (inception) to September 30, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__

CHANG G. PARK, CPA

October 5, 2009

San Diego, CA. 92108

VIRTUAL CLOSET, INC.

(A Development Stage Company)

BALANCE SHEETS

Audited

	September 30, 2009	September 30, 2008

ASSETS

CURRENT ASSETS
Cash	3,318	9,972
TOTAL ASSETS	$ 3,318	$ 9,972

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	10,000	3,225
TOTAL CURRENT LIABILITIES	$ 10,000	$ 3,225

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,255,000 shares of common stock as of September 30, 2009 , 10,000,000 shares of common stock as of September 30, 2008	10,255	10,000
Additional paid-in capital	7,395	-
Subscription Receivable	(750)	-
Deficit accumulated during the development stage	(23,582)	(3,253)
Total stockholder’s (deficit)	$ (6,682)	$ 6,747
Total Liabilities and Stockholder’s Equity	$ 3,318	$ 9,972

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Audited

	Year ended September 30, 2009	From July 22, 2008 (date of inception) to September 30, 2008	From July 22, 2008 (date of inception) to September 30, 2009

REVENUE
Revenue	-	-	-

EXPENSES

Office and general	$ 4,109	$ 28	$ 4,137
Professional fees	16,220	3,225	19,445

Total Expense	20,329	3,253	23,582

NET INCOME (LOSS)	$ (20,329)	$ (3,253)	$ (23,582)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,149,130	10,000,000

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO SEPTEMBER 30, 2009

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 22, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share
September 26, 2008	10,000,000	10,000	-	-	-	10,000

Net Loss for the period ended September 30, 2008	-	-	-	-	(3,253)	(3,253)

Balance, September 30, 2008	10,000,000	$ 10,000	$ -	$ -	$(3,253)	$ 6,747

Common stock issued for cash at $0.03 per share	255,000	255	7,395	(750)		6,900

Net Loss for year ended September 30, 2009					(20,329)	(20,329)
Balance, September 30, 2009	10,255,000	$ 10,255	$ 7,395	$ (750)	$ (23,582)	$ (6,682)

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

	Year ended September 30, 2009	From Jul 22, 2008 (date of inception) to September 30, 2008	From Jul 22, 2008 (date of inception) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,329)	$ (3,253)	$ (21,082)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	6,775	3,225	7,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(13,554)	(28)	(13,582)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stocks	6,900	10,000	16,900

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,900	10,000	16,900

NET INCREASE (DECREASE) IN CASH	(6,654)	9,972	3,318

CASH, BEGINNING OF YEAR	9,972	-	-

CASH, END OF YEAR	$ 3,318	$ 9,972	$ 3,318

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Virtual Closet, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $23,582. The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of September 30. The company was formed to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacture and sales of automated household storage systems.

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

September 30, 2009

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

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

SFAS 165 - In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.(“SFAS No. 165”) This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

SFAS 166 - In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB No. 140”. The object of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement addresses (1) practices that have developed since the issuance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The disclosure provisions of this statement should be applied to transfers that occurred both before and after the effective date of this statement. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SFAS 167 - In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

SFAS 168 - In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of September 30, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000, and issued 255,000 shares at $0.003 per share for net funds to the Company of $6,900.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

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

As of September 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 26, 2008, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

During February and March 2009, the Company issued 255,000 share of the common stock at $0.03 per share for $6,900.

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

The components of the Company’s deferred tax asset as of September 30, 2009 are as follows:

September 30, 2009
Net operating loss carry forward	$23,582
Effective Tax Rate	35%
Deferred tax asset	$8,254
Less: Valuation Allowance	(8,254)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2027 and 2028. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Item 9. Changes and Disagreements with Accounts on Accounting and Financial Disclosure

Our auditors are Chang G. Park, CPA – PCAOB Practice operating from their offices in San Diego, CA. There have not been any changes in or disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A. Controls and Procedures

Within 90 days prior to the end of the period covered by this report the registrant carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation was done under the supervision and with the participation of registrants President and Principal Financial Officer. Based on that Evaluation she concluded that the registrant’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the registrant’s disclosure obligations under the Exchange Act.

There were no significant changes in the registrant’s disclosure control and procedure, in factors that could significantly affect those controls and procedures since their most recent evaluation.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial report for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintain records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition , use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

As of September 30, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2009 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Management believes that the appointment of more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide management report in the Annual Report.

Part 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors serve until their respective successors are elected and qualified. You Ting Zhu has been elected by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees. The Company’s current Audit Committee consists solely of You Ting Zhu, the Company’ sole officer and director.

The names, addresses, ages and positions of our present sole officer and our directors are set forth below:

Name	Age	Position(s)
You Ting Zhu	57	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

You Ting Zhu has held her offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders. Directors receive no compensation for serving on the Board of Directors

Background of officers and Directors

You Ting Zhu

Mr. You Ting Zhu worked in the last five years as a Manager of Ocean Transport Department for Shanghai E & T Sankyu Logistics Co. Ltd.

Mr. Zhu is not director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Virtual Closet, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.	Executive Compensation.

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officer or directors. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, shares sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

Title of Class	Name and Address of Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	You Ting Zhu, 602-299 QUYANG RD, SHANGHAI, PRC	10,000,000	71.4%
	All Beneficial Owners as a Group (1 person)	10,000,000	71.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Mr. Zhu anticipates devoting at a minimum of ten percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.	Principal Accountant Fees and Services.

For the year ended September 30, 2009, the total fees charged to the company for audit services, including quarterly reviews were $7,000, for audit-related services were $0 and zero for tax services and other services.

For the year ended September 30, 2008, the total fees charged to the company for audit services, including quarterly reviews were $0, for audit-related services were $0 and zero for tax services and other services.

PART IV

Item 15. Exhibits

23.1	Consent of Chang G. Park, CPA – PCAOB Practice,

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Virtual Closet, Inc.

BY:	/s/ You Ting Zhu

You Ting Zhu

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and Director

Dated: October 19, 2009