Form 10-Q
period 2009-12-31
VIRTUAL CLOSET, INC.
filed 2010-02-08
CIK 1451448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	___________	to	____________

Commission file number:		333-156302

VIRTUAL CLOSET, INC.
(Exact name of registrant as specified in its charter)

Nevada			26-3062752
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV 89703
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

Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐			Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)			Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2009, the registrant had 10,255,000 shares of common stock, $0.001 par value, issued and outstanding.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

VIRTUAL CLOSET, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2009 (Unaudited)	September 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	866	3,318
TOTAL ASSETS	$ 866	$ 3,318

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	11,500	10,000
TOTAL CURRENT LIABILITIES	$ 11,500	$ 10,000

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,255,000 shares of common stock as of December 31, 2009 and September 30, 2009	10,255	10,255
Additional paid-in capital	7,395	7,395
Subscription Receivable	(750)	(750)
Deficit accumulated during the development stage	(27,534)	(23,582)
Total stockholder’s (deficit)	$ (10,634)	$ (6,682)
Total Liabilities and Stockholder’s Equity	$ 866	$ 3,318

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended December 31, 2009	From July 22, 2008 (date of inception) to December 31, 2009

REVENUE
Revenue	-	-

EXPENSES

Office and general	$ 452	$ 4,589
Professional fees	3,500	22,945

Total Expense	3,952	27,534

NET INCOME (LOSS)	$ (3,952)	$ (27,534)

BASIC AND DILUTED NET LOSS PER	$ 0.00
COMMON SHARE

WEIGHTED AVERAGE NUMBER OF
BASIC AND DILUTED COMMON SHARES	10,255,000
OUTSTANDING

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO DECEMBER 31, 2009

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 22, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share
September 26, 2008	10,000,000	10,000	-	-	-	10,000

Net Loss for the period ended September 30, 2008	-	-	-	-	(3,253)	(3,253)

Balance, September 30, 2008	10,000,000	$ 10,000	$ -	$ -	$ (3,253)	$ 6,747

Common stock issued for cash at $0.03 per share	255,000	255	7,395	(750)		6,900

Net Loss for year ended September 30, 2009					(20,329)	(20,329)
Balance, September 30, 2009	10,255,000	$ 10,255	$ 7,395	$ (750)	$ (23,582)	$ (6,682)

Net Loss for three months ended December 31, 2009					(3,952)	(3,952)
Balance, December 31, 2009 (unaudited)	10,255,000	$ 10,255	$ 7,395	$ (750)	$ (27,534)	$ (10,634)

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

UNAUDITED

	Three months ended December 31, 2009	From Jul 22, 2008 (date of inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,952)	$ (27,534)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	1,500	11,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,452)	(16,034)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stocks	-	16,150
Subscription Receivable	-	750

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	16,900

NET INCREASE (DECREASE) IN CASH	(2,452)	866

CASH, BEGINNING OF PERIOD	3,318	-

CASH, END OF PERIOD	$ 866	$ 866

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Virtual Closet, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $27,534. The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of September 30. The company was formed to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacture and sales of automated household storage systems.

The Company has evaluated subsequent events through February 1, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended December 31, 2009 is not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with FASB Accounting Standards Codification (“ASC”) No.109, “Accounting for Income Taxes” and clarified by FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of ASC No. 109.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC No. 830, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Share Based Compensation

We follow ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. The Company granted stock awards, at par value, to its officers, directors and advisors for services rendered in its formation. Accordingly, stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

FASB ASC 815-10, Derivatives and Hedging (Prior authoritative literature: FASB SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, issued March 2008 (“SFAS 161”), an amendment of FASB Statement No. 133). FASB ASC 815-10 (SFAS 161) requires enhanced disclosures related to derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under FASB ASC 815-10 (SFAS 161), entities are required to

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

provide enhanced disclosure related to (i) how and why an entity uses derivative instruments (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS. 133”), and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 (SFAS 161)must be applied prospectively to all derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133 for all financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of FASB ASC 815-10 (SFAS 161) had no impact on the Company’s financial statements.

FASB ASC 105-10, Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 165, Subsequent Events (“SFAS 165”), issued May 28, 2009), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 105-10 (SFAS 165) is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 105-10 (SFAS 165) did not have a material effect on the company’s financial position or results of operations.

FASB ASC 105-10-65, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Prior authoritative literature: FASB SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued June 2009), establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of FASB ASC 105-10-65 (SFAS 168) did not have a material impact on the Company’s financial statements.

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

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of December 31, 2009, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000, and issued 255,000 shares at $0.03 per share for net funds to the Company of $6,900 and Subscription Receivable $750.00.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with the requirements of ASC 825-10-50 and ASC 270-10-50, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 4 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of December 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 26, 2008, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

During February and March 2009, the Company issued 255,000 share of the common stock at $0.03 per share for $6,900.

VIRTUAL CLOSET, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

December 31, 2009

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

The components of the Company’s deferred tax asset as of December 31, 2009 are as follows:

December 31, 2009
Net operating loss carry forward	$ 27,534
Effective Tax Rate	35%
Deferred tax asset	$ 9,637
Less: Valuation Allowance	(9,637)
Net deferred tax asset	$ 0

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of December 31, 2009 we had $866 of cash on hand. We incurred operating expenses in the amount of $3,952 in the three months ended December 31, 2009. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to December 31, 2009, we incurred operation expense in amount of $27,534.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 of or our common stock for sale to the public. Our registration statement became effective on July 22, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of December 31, 2009 we have raised $16,900 from the sales of our common stock.

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

As of December 31, 2009 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Articles of Incorporation [1]

3.2	By-Laws [1]

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.2	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

[1]	Incorporated by reference from the Company’s filing with the Commission on December 19, 2008.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

32.2	Section 1350 Certification of Chief Financial Officer **

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Virtual Closet, Inc.

BY:	/s/ You Ting Zhu

You Ting Zhu

President, Secretary Treasurer, Principal Executive Officer,

Principal Financial Officer and sole Director

Dated: February 04, 2010.