Form 10-Q
period 2010-03-31
VIRTUAL CLOSET, INC.
filed 2010-04-23
CIK 1451448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                          Yes ☒| No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐                                  Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).                                               Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2010, the registrant had 10,255,000 shares of common stock, $0.001 par value, issued and outstanding.

VIRTUAL CLOSET, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2010

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

VIRTUAL CLOSET, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31, 2010 (Unaudited)	September 30, 2009 (Audited)

ASSETS

CURRENT ASSETS
Cash	504	3,318
TOTAL ASSETS	$ 504	$ 3,318

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	11,000	10,000
Loan from Related Party	4,000	-
TOTAL CURRENT LIABILITIES	$ 15,000	$ 10,000

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,255,000 shares of common stock as of March 31, 2010 and September 30, 2009	10,255	10,255
Additional paid-in capital	7,395	7,395
Subscription Receivable	(750)	(750)
Deficit accumulated during the development stage	(31,396)	(23,582)
Total stockholder’s (deficit)	$ (14,496)	$ (6,682)
Total Liabilities and Stockholder’s Equity	$ 504	$ 3,318

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	Three months ended March 31, 2010	Three months ended March 31, 2009	Six months ended March 31, 2010	Six months ended March 31, 2009	From July 22, 2008 (date of inception) to March 31, 2010

REVENUE
Revenue	-	-	-	-	-

EXPENSES

Office and general	$ 362	$ 315	$ 814	$ 2,011	$ 4,951
Professional fees	3,500	2,500	7,000	7,220	26,445

Total Expense	3,862	2,815	7,814	9,231	31,396

NET INCOME (LOSS)	$ (3,862)	$ (2,815)	$ (7,814)	$ (9,231)	$ (31,396)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.00	$ 0.00	$ 0.00	$ 0.00

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,255,000	10,074,944	10,255,000	10,037,060

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (July 22, 2008) TO MARCH 31, 2010

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
	Number of shares	Amount

Balance, July 22, 2008	-	$ -	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share
September 26, 2008	10,000,000	10,000	-	-	-	10,000

Net Loss for the period ended September 30, 2008	-	-	-	-	(3,253)	(3,253)

Balance, September 30, 2008	10,000,000	$ 10,000	$ -	$ -	$ (3,253)	$ 6,747

Common stock issued for cash at $0.03 per share	255,000	255	7,395	(750)		6,900

Net Loss for year ended September 30, 2009					(20,329)	(20,329)
Balance, September 30, 2009	10,255,000	$ 10,255	$ 7,395	$ (750)	$ (23,582)	$ (6,682)

Net Loss for Six months ended March 31, 2010					(7,814)	(7,814)
Balance, March 31, 2010 (Unaudited)	10,255,000	$ 10,255	$ 7,395	$ (750)	$ (31,396)	$ (14,496)

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended March 31, 2010	Six months ended March 31, 2009	From Jul 22, 2008 (date of inception) to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (7,814)	$ (9,231)	$ (31,396)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accrued expenses	1,000	1,775	11,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,814)	(7,456)	(20,396)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Loan from related party	4,000		4,000
Proceeds from sale of common stocks	-	6,600	17,650
Subscription Receivable	-		(750)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,000	6,600	20,900

NET INCREASE (DECREASE) IN CASH	(2,814)	(856)	504

CASH, BEGINNING OF PERIOD	3,318	9,972	-

CASH, END OF PERIOD	$ 504	$ 9,116	$ 504

Supplemental cash flow information and noncash financing activities:

Cash paid for:

Interest	$ -	$ -

Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

VIRTUAL CLOSET, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Virtual Closet, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totalling $31,396. The Company was incorporated on July 22, 2008 in the State of Nevada and established a fiscal year end of September 30. The company was formed to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacture and sales of automated household storage systems.

The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements.

Basis of Presentation

Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended September 30, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
March 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No.2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

VIRTUAL CLOSET, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares. As of March 31, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000, and issued 255,000 shares at $0.03 per share for net funds to the Company of $6,900 and Subscription Receivable $750.

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

VIRTUAL CLOSET, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

NOTE 4 – RELATED PARTY TRANSACTION

The Company received $4,000 on February 2, 2010 as a loan from related party. The loan is payable on demand and without interest.

NOTE 5 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of March 31, 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

On September 26, 2008, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

During February and March 2009, the Company issued 255,000 share of the common stock at $0.03 per share for $6,900 and Subscription Receivable $750.

NOTE 6 – INCOME TAXES

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

The components of the Company’s deferred tax asset as of March 31, 2010 are as follows:

March 31, 2010

Net operating loss carryforward	$ 31,396
Effective tax rate	35%

Deferred tax asset	$10,989
Less: Valuation Allowance	(10,989)

Net deferred tax asset	$ 0

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of March 31, 2010 we had $504 of cash on hand. We incurred operating expenses in the amount of $7,814 in the six months ended March 31, 2010. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to March 31, 2010, we incurred operation expense in amount of $31,396.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We have registered 4,000,000 of or our common stock for sale to the public. Our registration statement became effective on July 22, 2008 and we are in the process of seeking equity financing to fund our operations over the next 12 months. As of March 31, 2010 we have raised $17,650 from the sales of our common stock.

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

     Within 12 months after we are able to raise the necessary funds, we intend to complete the design of a technically feasible automated home storage system. Our planned operations during this period involve two phases:

     In the first phase, we intend to hire a mechanical engineering firm to design the hardware components of our proposed storage systems and a software engineer to design our planned PLC controller and Windows-based user interface. We intend to develop our systems within 9 months after we are able to raise the necessary funds.

     The second phase, contingent upon a favourable outcome of the first phase, may be devoted to our Marketing and Sales efforts. We intend to fully develop our webpage and our PDF guides for maintenance of our products. We expect to devote about 3 months, after the first phase is completed.

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

As of March 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as March 31, 2010 and communicated the matters to our management.

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

32.1     Section 1350 Certification of Chief Executive Officer **

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

Dated: April 22, 2010.