Form 10-Q
period 2010-06-30
DK Sinopharma, Inc.
filed 2010-08-23
CIK 1451448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-156302

DK SINOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Dongxing Building, 4th Floor
No.1 Xinke Road,
Xi’an, the People’s Republic of China 710043
(Address of principal executive offices)

011 - (86) 29-8224-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes □  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

       Large accelerated filer                                                                               Accelerated filer

       Non-accelerated filer  (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes □ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □  No □

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,005 shares of common stock, $.001 par value, were outstanding as of August 20, 2010.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

DK SINOPHARMA, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2010, AND 2009

(Unaudited)

DK SINOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2010	2009
	Notes	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents		$3,394,532	$1,058,157
Accounts receivable, Net		3,455,587	3,460,649
Other receivables	3	456,977	762,158
Advances to suppliers		427,646	537,578
Amount due from shareholder		78,796	-
Prepaid expenses		-	326,783
Inventories	2	10,599,127	10,509,797
Amount due from related parties		-	172,655
Total Current Assets		18,412,665	16,827,777

Property, plant and equipment, net	2	4,825,307	5,067,401
Construction in progress		1,171	-
Intangible assets, net	2	6,428,858	6,636,900
Total Assets		$29,668,001	$28,532,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable		$2,007,295	$2,812,073
Accrued expenses and other payable		3,487,047	4,379,631
Customer and other deposits		29,294	384,084
Value-added tax payable		127,725	-
Short-term bank loan	5	1,321,858	1,320,190
Total Current Liabilities		6,973,219	8,895,978

Long-term bank loan	5	2,790,588	2,787,068
Total Liabilities		9,763,807	11,683,046

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized,
30,000,000 and 10,255,000 shares issued and outstanding at June	7	30,000	30,000
30, 2010 and December 31, 2009 respectively
Subscription receivable		(750)	(750)
Additional paid-in capital		10,355,889	10,310,340
Statutory reserves	8	2,448,456	2,448,456
Accumulated other comprehensive loss	9	(113,938)	(127,703)
Retained earnings		7,184,537	4,188,689
Total Stockholders' Equity		19,904,194	16,849,032
Total Liabilities and Stockholders' Equity		$29,668,001	$28,532,078

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three months ended		Six months ended
	2010	2009	2010	2009

Sales, net	$5,810,623	$4,527,603	$12,727,415	$9,193,092

Cost of sales	(3,581,929)	(2,507,775)	(7,553,717)	(5,076,857)

Gross profit	2,228,694	2,019,828	5,173,698	4,116,235
Selling, general and administrative expenses	(1,304,876	(719,478)	(2,209,994	(1,422,128)
Stock based compensation cost	(45,549)	-	(45,549)	-

Income from operations	878,269	1,300,350	2,918,155	2,694,107

Other Income (Expense)
Interest income	-	-	20,999	644
Interest expense	(65,345)	(107,390)	(150,519)	(189,899)
Other income	211,735	658	213,262	904
Other expense	(3,331)	(5,199)	(6,049)	(30,010)
Total other Income (Expense)	143,059	(112,431)	77,693	218,361

Income before income taxes	1,021,328	1,187,919	2,995,848	2,475,746

Provision for income taxes	-	-	-	-

Net income	$1,021,328	$1,187,919	$2,995,848	$2,475,746

Weighted average common shares outstanding
Basic	30,000,000	30,000,000	30,000,000	30,000,000
Diluted	30,000,000	30,000,000	30,000,000	30,000,000

Net income per common share
Basic	$0.03	$0.04	$0.10	$0.08
Diluted	$0.03	$0.04	$0.10	$0.08

Net income	$1,021,328	$1,187,919	$2,995,848	$2,475,746
Other comprehensive income (loss)	13,765	11,067	28,022	11,067
Comprehensive income	$1,035,093	$1,198,986	$3,023,870	$2,486,813

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,995,848	$2,475,746
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	498,529	601,571
Written off of payable	20,999	-
Bad debt recoveries	(189,093)	-
Changes in operating assets and liabilities:
Accounts receivable	9,376	1,890,767
Inventories	(77,459)	(3,157,379)
Advances to suppliers	299,328	553,438
Stock based compensation cost Prepaid expenses and other receivable	45,549	(45,397)
	630,935
Amount due from shareholder	40,750	-
Amount due from a related company	87,420	-
Accounts payable	(816,808)	223,204
Accrued expense and other payable	(979,060)	1,787,935
Customer and other deposits	(353,846)	(820,204)
VAT payable	167,637	-
Net cash provided by operating activities	2,38,105	3,509,681

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,149)	(1,389,061)
Purchase of intangible assets	(17,414)	-

Net cash (used in) Investing activities	(49,563)	(1,389,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment from short-term loans	-	(2,193,119)

Net cash (used in) financing activities	-	(2,193,119)

Effect of exchange rate changes on cash and cash equivalents	4,967	21,435

Net Increase (Decrease) in cash and cash equivalents	2,335,509	(51,064)

Cash and cash equivalents, beginning balance	1,059,023	501,598

Cash and cash equivalents, ending balance	$3,394,532	$450,534

SUPPLEMENTAL DISCLOSURES:
Interest payments	$150,519	$189,899

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009
(UNAUDITED)

	Capital Stock	Subscription	Additional Paid-in	Other Comprehensive	Statutory	Retained	Total Stockholders
	Amount	Receivables	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2008	$30,000	$(750)	$10,310,340	$(138,770)	$275,233	$1,973,568	$12,449,621
							-
Foreign currency translation adjustments	-	-	-	11,067	-	-	11,067

Transferred to Statutory reserve	-	-	-	-	2,173,223	(2,173,223)	-

Dividend paid	-	-	-	-	-	(439,264)	(439,264)

Income for the year ended December 31, 2009	-	-	-	-	-	4,827,608	4,827,608

Balance December 31, 2009	30,000	(750)	10,310,340	(127,703)	2,448,456	4,188,689	16,849,032

Foreign currency translation adjustments	-	-	-	13,765	-	-	13,765

Stock based compensation			45,549				45,549

Income for the six months ended June 30, 2010	-	-	-	-	-	2,995,848	2,995,848

Balance June 30, 2010	$30,000	$(750)	$10,355,889	$(113,938)	$2,448,456	$7,184,537	$19,904,194

The accompanying notes are an integral part of these consolidated financial statements

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 1 - ORGANIZATION

Background of DK Sinopharma, Inc.

DK Sinopharma, Inc. was incorporated on July 22, 2008 under the laws of the State of Nevada.

The Company is engaged in the business of manufacturing and marketing prescription pharmaceutical products for the Chinese marketplace.

On May 10, 2010, the Company entered into an Exchange Agreement with Dongke Pharmaceuticals Inc (“Dongke”), a Delaware corporation, and as a result the Company adopted the business of Yangling Dongke Maidisen Pharmaceuticals Co Ltd (“Maidisen”).

On July 2, 2010, DK Sinopharma, Inc. (formerly known as Virtual Closet, Inc.) (the "Company") announced the effectiveness of its name change and corresponding ticker symbol change in the marketplace as of June 30, 2010. The new ticker symbol for the Company’s common stock is “DKSP.OB”.

Background of DK Sinopharma, Inc.

DK Sinopharma, Inc. has its headquarters in Xi'an, Shaanxi Province, China. The Company identifies, discovers, develops, manufactures and distributes both prescription and over-the counter, including both conventional and Traditional Chinese Medicines, pharmaceutical products for the treatment of some of the most common ailments and diseases. Through the Company's operating entity, Maidisen, the Company currently manufactures 38 pharmaceutical products in the form of capsules, tablets, granules, semisolid ointment, powder, ointment, and paste ointment. We focus on varying diseases relating to respiratory system, digestive system, cardio-cerebral vascular system, antineoplastic, bone diseases-modifying antirheumatic, gynecological, and refill nutrition, among others. Maidisen manufacturing facilities are based in the City of Yangling in Shaanxi Province.

Background of Dongke Pharmaceuticals Inc

Dongke was incorporated in the United States in Delaware on December 11, 2009. The Company formed Yangling Slovan Pharmaceuticals Co., Ltd, (”Slovan or the “WOFE”) on January 26, 2010. Slovan is a wholly owned subsidiary of Dongke Pharmaceuticals Inc.

In January 2010,  Yangling Slovan Pharmaceuticals Co., Ltd, entered into a series of agreements including a Management Entrustment Agreement, a Shareholders’ Voting Proxy Agreement, an Exclusive Option Agreement and a Share Pledge Agreement (the “Agreements”) with Yangling Dongke Maidisen Pharmaceuticals Co., Ltd. (“Maidisen") and its shareholders (the “Transaction”). Yangling Dongke Maidisen Pharmaceuticals Co., Ltd. is a corporation formed under the laws of the Peoples Republic of China(“PRC”). According to these Agreements, Slovan acquired management control of Maidisen whereby Slovan is entitled to all of the net profits of Maidisen, as a management fee and is obligated to fund Maidisen operations and pay all of the debts.

The contractual arrangements completed in January, 2010 provide that Slovan has controlling interest in Maidisen as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, which requires Slovan to consolidate the financial statements of Maidisen and ultimately consolidate with its parent company, Dongke Pharmaceuticals, Inc.

The Company, through its subsidiary, and exclusive contractual arrangement with Maidisen., is engaged in the business of manufacturing and marketing over-the-counter (“OTC”) and prescription pharmaceutical products for the Chinese marketplace as treatment for a variety of diseases and conditions.

These consolidated financial statements present the Company and its subsidiaries on a historical proforma basis.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group.. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entity (“VIE”) for which the Company is the primary beneficiary.  All inter-company accounts and transactions have been eliminated in consolidation.  The Company has adopted FIN 46R which requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

Translation Adjustment

As of June 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comprehensive Income

The Company follows the Comprehensive Income Topic of the Codification. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Risks and Uncertainties

The Company’s operations are carried out in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of June 30, 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserves are recorded primarily on a specific identification basis.   Allowances for doubtful accounts as of June 30, 2010 and December 31, 2009 were $146,580 and $335,938, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of June 30, 2010 and December 31, 2009, inventories consist of the following:

	At	At
	6/30/2010	12/31/2009
Raw materials	$2,067,535	$7,090,312
Work in process	634,679	701,317
Finished goods	7,896,913	2,718,168
Total	$10,599,127	$10,509,797

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Buildings	10- 30 years
Leasehold improvement	6-10 years
Transportation equipment	5-10 years
Fixture and furniture	5-10 years
Machinery and equipment	5 -12 years

As of June 30, 2010 and December 31, 2009 Property, Plant & Equipment consist of the following:

	At	At
	6/30/2010	12/31/2009
Buildings	$4,389,792	$4,389,792
Leasehold improvements	41,715	41,715
Transportation equipment	126,576	99,604
Fixture and furniture	117,922	117,922
Machinery and equipment	2,393,881	2,389,875

Total	$7,069,886	$7,038,908
Accumulated depreciation	(2,244,579)	(1,971,507)
	$4,825,307	$5,067,401

Depreciation expenses for the six months end June 30, 2010 and year ended  December 31, 2009 was $273,072 and $481,711, respectively.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from six to fifty years. Management evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. No impairments of intangible assets have been identified during any of the periods presented. The land use rights will expire in 2056 and 2058. The proprietary technologies were contributed by four shareholders of the Company and relate to the production of the Company's five state approved drugs. All of the Company’s intangible assets are subject to amortization with estimated lives of:

Land use right	50 years
Software	6 years
Proprietary technologies	10-20 years

The components of finite-lived intangible assets are as follows:
	At	At
	6/30/2010	12/31/2009
Land use right	$1,691,077	$1,691,077
Software	21,981	4,567
Proprietary technologies	7,138,063	7,138,063
	8,851,121	8,833,707
Less: Accumulated amortization	(2,422,263)	(2,196,807)
	$6,428,858	$6,636,900

Amortization expense for the six months June 30, 2010 and year ended December 31, 2009 was $225,456 and $721,432 respectively.

The estimated future amortization expenses related to intangible asset as of June 30, 2010 are as follows:

Years Ending December 31,
2010	$448,912
2011	448,912
2012	448,912
2013	448,912
2014	448,912
Thereafter	$4,184,298

Long-Lived Assets

the Company adopted the Property, Plant and Equipment Topic of the Codification, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes previous accounting guidance, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2010, there were no impairments of its long-lived assets.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Financial Instrument Topic of the Codification requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Codification. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to  non-employees. There were 426,000 options outstanding as of June 30, 2010.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes the accounting guidance, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

It is the Company’s intention to permanently reinvest earnings from activity with china. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made fro US income tax which could result from paying dividend to the Company.

There were no deferred tax difference in 2010 and 2009

Statement of Cash Flows

In accordance with Statement of Cash Flows of the Codification, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base, most of which are in China. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary − a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of the Company’s financial results.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of June 30, 2010 and December 31, 2009, the other receivables were  456,977 and $934,813, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of the local labor law of the People’s Republic of China (“PRC”) entitles employees to annual vacation leave after 1 year of service.  In general, all leave must be utilized annually, with proper notification.  Any unutilized leave is cancelled.

Note 5 - DEBT

As of June 30, 2010 and December 31, 2009, the Company had debt as follows:

	06/30/2010		12/31/2009
China Merchant Bank	$1,321,858	China Merchant Bank	$1,320,190
Terms of the loan call for interest 7.00% per annum, with principal due in November 2010		Terms of the loan call for interest 7.00% per annum, with principal due in 2010

Commercial Bank of China –Zhonglou Branch	2,790,588	Commercial Bank of China –Zhonglou Branch	2,787,068
Term of the loan called for interest 5.94% per annum, with principal due in July 2011		Term of these loans called for interest 4.5% per annum, with principal due in 2009

Total	$4,112,446		$4,107,258
Less current portion	1,321,858		1,320,190
Non current portion	$2,790,588		$2,787,068

The Company is using these loans for working capital purposes and secured by land of the Company and a PRC stated-owned company.

Note 6 - INCOME TAXES

The Company operates in more them one jurisdiction with complex regulatory environments subject to different interpretations by the taxpayer and the respective governmental taxing authorities, we evaluate our tax positions and establish liabilities, if required. For uncertain tax position which may be challenged by local tax authorities and may not be fully sustained despite our belief that the underlying tax positions maybe be fully supportable. At this time the Company is not able to make a reasonable estimate of the impact on the effective tax rate related these items which could be challenged.

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.  The Company is a high tech enterprise and under PRC Income Tax Laws, it is entitled to a five-year exemption for 2007 through 2011.

Note 7 - SHARE CANCELLATION AND SHARE SPLIT

i)	On May 10, 2010 pursuant to the Exchange Agreement 10,015,000 shares of common stocks were cancelled.
ii)
As of May 10, 2010, an aggregate of 2,181,818 shares of common stock were outstanding.  As on June 30, 2010, the Company effected a 1-for-13.75 forward stock split, which was approved by the Company’s board of directors and ratified by a majority of shareholder on May 20, 2010.

iii)	Following the split an aggregate of 30,000,000 shares of common stock were outstanding as at end of June 30, 2010.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 8--WARRANTS

Stock options --- The option holder has no voting or dividend rights.  The Company records the expense of the stock options over the related vesting period.  The options were valued using the Black-Scholes option-pricing model with the following assumptions: average risk-free interest rate – 2.27%; expected life -1--3 years; expected volatility - 105.1%; and expected dividends - nil. The fair mark value of warrants, $77,568, has been recorded as stock based compensation cost with a corresponding increase to additional paid-in capital (warrants).

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	-	$-		-
Granted in 2010	281,181	13.75	5 years

Outstanding, June 30, 2010	281,181

Note 9 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises and the VIE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $2,448,456 and $2,448,456, respectively, to these non-distributable reserve funds.

Note 10 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at June 30, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(138,770)	$(138,770)
Change for 2009	11,067	11,067
Balance at December 31, 2009	(127,703)	(127,703)
Change for 2010	4,654	4,654
Balance at June 30, 2010	$(123,049)	$(123,049)

Note 11 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

Note 12 - MAJOR CUSTOMERS AND CREDIT RISK

At of June 30, 2010, one customer accounted for 11% of accounts receivable; Four customers accounted for more than 10% of accounts receivable at December 31, 2009, totaling 52%.  At June 30, 2010, no vendor accounted for more than 10% of accounts payable; one vendor accounted for 17% of accounts payable at December 31, 2009.  For the six months ended June 30, 2010, two customer accounted for greater than 10% of sales, totaling 31%; one customer accounted for greater than 10% of sales for the six months ended June 30, 2010, totaling 25%.  For the six months ended June 30, 2010, one vendor accounted for 40% of purchases; Three vendors supplies 37% of purchase for the six months ended June 30, 2010.

Note 13 – COMMITMENTS

The Company has future minimum  obligations under a construction contract totaling approximately $178,000 as of June 30, 2010, due as follows:

2011	$178,000

Note 14 - SUBSEQUENT EVENTS

For the six months ended June 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure.

No significant events occurred subsequent to the balances sheet date but prior to the filing of the report and would have a material impact on our consolidated financial statements.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

Cautionary Notice Regarding Forward-Looking Statements

In this quarterly report, references to “DK Sinopharma,” “the Company,” “we,” “our,” “us,” and the Company’s variable interest entity, “Maidisen,” refer to DK Sinopharma, Inc.

We make certain forward-looking statements in this report.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our services, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenue, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;
•	legislative and regulatory changes that affect our business;
•	the availability of funds and working capital;
•	the actions and initiatives of current and potential competitors;
•	investor sentiment; and
•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this Report.

Overview

Since the completion of our recent restructuring in May 2010, we, through our variable interest entity (“VIE”), Yangling Dong Ke Maidisen Pharmaceuticals, Co. Ltd. (“Maidisen”), are primarily engaged in the research, development, manufacture, packaging, marketing and distribution of pharmaceutical and medical products in China for human use for a variety of diseases and conditions. All of our operations are conducted in the People’s Republic of China (the “PRC”) where our manufacturing facility is located. Through various contractual arrangements completed on January 27, 2010, our indirect wholly-owned subsidiary, Yangling Slovan Pharmaceutical Co., Ltd. (“Slovan”), has a controlling interest in Maidisen and therefore we are required to consolidate Slovan's and Maidisen’s financial statements with the financial statements of DK Sinopharma.

Our current operations, based in Yangling, Shaanxi Province, involve the manufacture and sale of 38 pharmaceutical products in the form of capsules, plasters, tablets, granules, semisolid ointment, power, ointment, and paste ointment. We currently focus our medicine on varying diseases relating to respiratory system, digestive system, cardio-cerebral vascular system, antineoplastic, bone disease-modifying antirheumatic, gynecological, and refill nutrition, among others. Our products are sold to distributors who distribute our products to the public as well as through representatives that we employ. Our focus is on the development and sale of pharmaceutical products and over the counter products based on traditional Chinese medicines designed to address varying diseases and conditions. During the past few years 230 representative offices have been established nationwide and the business has extended to 26 provinces in the PRC.

Results of Operations

 Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Revenue
	Three Months Ended June 30,				% of
	2010		2009		change
Plasters	849,193	14%	791,020	17%	7%
Granules	1,565,640	27%	1,293,826	29%	21%
Tablets	569,162	10%	522,329	12%	9%
Capsules	2,124,899	37%	1,920,428	42%	11%
Others	701,729	12%	-	-	100%

Total net sales	$5,810,623	100%	$4,527,603	100%	28%

	Six Months Ended June 30,				% of
	2010		2009		change
Plasters	1,768,604	14%	1,597,611	17%	11%
Granules	3,189,645	25%	2,639,186	29%	21%
Tablets	1,174,163	9%	1,044,154	11%	12%
Capsules	4,323,005	34%	3,912,141	43%	11%
Others	2,271,998	18%	-	-	100%

Total net sales	$12,727,415	100%	$9,193,092	100%	38%

In the three months ended June 30, 2010, we achieved revenue of $5,810,623, an increase of 28% as compared with $4,527,603 products sold in the same period ended June 30, 2009.  This increase is primarily due to an increase in sales for our new products, galanthamine hydrobromide, cow-bezoar detoxicating tablets, ganhai stomach recovery capsules, camptothecine, VC Honeysuckle-fructus forsythiae tablets and compound salvia root tablets. Sales to new customers have also contributed to the increase in sales.

In the six months ended June 30, 2010, we achieved revenue of $12,727,415, an increase of 38% as compared with $9,193,092 products sold in the same period ended June 30, 2009.  This increase is primarily due to the launch of new products, and successful sales to new customers. The Company's new products launched in 2010 were galanthamine hydrobromide, hydroxycamptothecin, Tanshinone IIA, cow-bezoar detoxicating tablet, ganhai stomach recovery capsule, camptothecine, VC Honeysuckle-fructus forsythiae tablet and compound salvia root tablet. Increase in selling prices of the Company’s major products, namely, Huanglong Cough & Dyspnea Capsules, Gynecologic Inflammation Relieving Capules, Hepatitis B Relieving and Curing Capsules and Sprain Relieving Plaster and successful market penetration in selling into a new province, Jilin province, have also contributed to the increase in sales revenue.

Cost of Sales
	Three Months Ended June 30,				% of
	2010		2009		change
Plasters	407,989	11%	375,094	15%	9%

Granules	937,210	26%	761,886	30%	23%

Tablets	246,165	7%	320,297	13%	-23%

Capsules	1,358,758	38%	1,050,498	42%	29%

Others	631,807	18%	-	-	100%

Total cost of sales	$3,581,929	100%	$2,507,775	100%	43%

	Six Months Ended June 30,				% of
	2010		2009		change
-Plasters	862,358	11%	754,610	15%	14%

Granules	1,887,844	25%	1,552,492	31%	22%

Tablets	604,638	8%	640,809	13%	-6%

Capsules	2,573,067	34%	2,128,946	41%	21%

Others	1,625,810	22%	-	-	100%

Total cost of sales	$7,553,717	100%	$5,076,857	100%	49%

Cost of sales increased to $3,581,929 for the three months ended June 30, 2010, representing a 43% increase as compared with $2,507,775 for the same period of 2009. This increase is primarily due to an increase in subcontracting charges to cope with the increase in sales.

Cost of sales increased to $7,553,717 for the six months ended June, 30, 2010, representing a 49% increase as compared with $5,076,857 for the same period of 2009. This increase is primarily due to (i) an increase in subcontracting charges and (ii) an increase in costs for raw and packing materials in line with the increase in sales revenue. As of the beginning of 2010, the Company has started a new production process, extraction of useable substances from raw materials. This production process is still in its infancy stage, hence, subcontractors have been engaged to meet growing demand. Increases in costs of raw and packing materials such as PVC, Geosaurus, Savia Miltiorrhiza and Venenum Bufonis have also contributed to increase in cost of sales.

Gross Profit
	Three Months Ended June 30,				% of
	2010		2009		change
		Gross		Gross
		Profit		Profit
		Margin		Margin
Plasters	441,204	20%	415,926	21%	6%

Granules	628,430	28%	531,940	26%	18%

Tablets	322,997	15%	202,032	10%	60%

Capsules	766,141	34%	869,930	43%	-12%

Others	69,922	3%	-	-	100%

Total	$2,228,694	100%	$2,019,828	100%	10%

	Six Months Ended June 30,				% of
	2010		2009		Change
		Gross		Gross
		Profit		Profit
		Margin		Margin
Plasters	906,246	18%	843,001	20%	8%

Granules	1,301,801	25%	1,086,694	26%	20%

Tablets	569,525	11%	403,345	10%	41%

Capsules	1,749,938	34%	1,783,195	44%	-2%

Others	646,188	12%	-	-	100%

Total	$5,173,698	100%	$4,116,235	100%	26%

Gross profit increased 10% to $2,228,694 for the three months ended June 30, 2010, as compared to $2,019,828 for the three months ended June 30, 2009. Our gross profit margin fell 7% to 38% as of the three months ended June 30, 2010 to 45% as of the same period in 2009, mainly due to the increase in subcontracting charges and cost of raw and packing materials.

Gross profit increased 26% to $5,173,698 for the six months ended June 30, 2010, as compared to $4,116,235 for the six months ended June 30, 2009. Our gross profit margin fell 4% to 41% as of the six months ended June 30, 2010 from 45% as of the same period in 2009, mainly due to the increase in subcontracting charges, costs for raw and packing materials; effectively, the overall percentage increase in cost of sales offset an overall percentage increase in net sales.

Net income achieved for the three months and six months ended June 30,2010 was $1,021,328 and $2,995,848, respectively, as compared with the corresponding periods in 2009 of $1,187,919 and $2,475,746, respectively, representing a (decrease)/increase of ( 14%) and  21%, respectively.

Our net profit for the three and six months ended June 30, 2010 were impacted by $169,396 in professional, consultancy and audit fees referred to in Selling, General and Administrative Expenses, which represented initial fees incurred in our preparations for the reverse acquisition in May 2010 and our reporting obligations as a public company as a result of that transaction.  See our discussion in “Selling, General and Administrative Expenses” below for further details regarding the accounting of these fees. Had such fees been booked instead as incurred in the period ended March 31, 2010 and the fiscal years ended December 31, 2009 and 2008, net profit for the three and six months ended June 30, 2010 would have been $1,190,724 and $3,120,832, respectively. Accordingly, in comparing to the corresponding periods in 2009, there would have been an increase in net profit of  0.24% and 26%, respectively.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				% of
	2010		2009		change
		% net of total sales		% net of total sales
Selling, general and administrative expenses	$1,304,876	22%	$719,478	16%	81%

	Six Months Ended June 30,				% of
	2010		2009		change
		% net of total sales		% net of total sales
Selling, general and administrative expenses	$2,209,994	17%	$1,422,128	15%	55%

Selling, general and administrative expenses were $1,304,876 and $2,209,994, respectively, for the three and six months ended June 30, 2010, an increase of 81% and 55%, respectively, as compared to $719,478 and $1,422,128, respectively, for the same periods in 2009. The increase was due primarily to the research and development expenses, conference expenses, consultancy fees and professional fees that we incurred during these periods.

Further analysis reveals the following:

i)           Research and development expenses and conference expenses

Research and development expenses for the three months and six months ended June 30, 2010were $172,391 and $172,391, respectively (as the research and development expenditure was incurred in the second quarter only),  representing an increase of 100% compared with the same periods of 2009, as no such expenditures were incurred in the first and second quarters of 2009.

For the three months and six months ended June 30, 2010, conference expenses incurred were $51,780 and $88,705, respectively.  These two amounts represent an increase of 305% and 147% to $12,779 and $35,950, respectively, as compared with the same periods in 2009.

The increase in research and development expenses and conference expenses were due to development of new products and promotion of existing new products.  The increase in these expenses for the three months and six months period ended June 30, 2010 brought a positive effect to revenue for the same period in 2010.

ii)           Consultancy and professional fees

The increase in consultancy and professional fees was due to the engagement of professional advisors and auditors for the Company's group restructuring and reverse acquisition with the U.S. public company, Virtual Closet, Inc., which was successfully completed on May 10, 2010.

Following the successful completion of reverse acquisition on May 10, 2010 in the second quarter 2010, the Company was able to finalize the total costs incurred for this reverse acquisition with all professional service providers and the auditor in the second quarter 2010.

Total amount of professional, consultancy, and audit feea paid and recorded in this quarter totalled $269,654, compared to $3,070 for the same period in 2009.  This represents an increase of 4,903% and 100% in the three months ended June 30, 2010 as compared with the same expenses incurred respectively in the tcomparable period in 2009.

Total professional, consultancy and audit expenses of $269,654 were incurred in the second quarter 2010.  Due to the fact that these expenses had begun to accrue when the financial statements for the period ended March 31, 2010 and fiscal years ended December 31, 2009 and 2008 were prepared, management had accounted for the expense in such financial periods based on its best estimates at the time.  Those estimates differ from the actual amount of $269,654, which was finalized following completion of the reverse acquisition on May 10, 2010, by $169,396.

As the variance of $169,396 is in fact the result of changes in accounting estimates, management has determined that there is no need to relate the amount of $169,396 back to the period ended March 31, 2010 and years ended December 31, 2009 and 2008.  Management further relies on SEC Staff Bulletin No. 108 for guidance and basis in making this decision.

Had the changes in accounting estimates been known at the time when the financial statements for the period ended 31 March, 2010 and fiscal years ended 31 December, 2009 and 2008 were being prepared and the amount $169,396 been reallocated back to the relevant interim period and fiscal year, Selling, General and Administrative expenses for the three months and six months ended June 30, 2010 would have been $1,131,507 and $2,085,010, respectively (as $44,412 of the amount of $169,396 would have been attributed to the first quarter ended March 31, 2010).

The percentage increase, had these expenses been so adjusted to the corresponding periods in 2009, would have been 57.3% and 46.3% respectively, and not 81% and 55% as afore-mentioned.

Interest Expenses

Total interest expense during the three and six months ended June 30, 2009 decreased approximately 39% and 21% from $107,890 and $189,899, respectively, to $65,345 and $150,519 for the three and six months ended June 30, 2010, respectively. The decrease was mainly due to a drop in loan interest rates charged by commercial banks in 2010 compared to 2009.

Other Income

Total  other income increased approximately 32,079% and 23,491% from $658 and $ 904, respectively, during the three and six months ended June 30, 2009 to $211,735 and $213,262, respectively, for the three and six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $3.4 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Maidisen’s primary sources and uses of cash for the six months ended June 30, 2010 included income from continuing operations, adjusted for non-cash items of income and expense, and a purchase of equipment.

Net cash provided by operating activities from continuing operations was approximately $2.3 million for the six months ended June 30, 2010. This was primarily due to net income of approximately $3.0 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $0.5 million and non-cash related income including reversal of provision for impairment loss on for advance to suppliers of approximately $0.2 million achieved/incurred for the six month period. The net decrease in working capital items was mainly due to a decrease in accounts payables, accruals and other payables resulting from the decrease in purchases as the Company has reached its inventory buffer level to meet future sales. The net decrease in working capital items was partially offset by other receivables, advance to suppliers, prepaid expenses and inventories.

Net cash used in financing activities for the six months ended June 30, 2010 was approximately $2.2 million, primary representing dividend paid.

Contractual Obligations

To date, our business has been dependent upon short term bank loans. As of June 30, 2010 we had total outstanding bank loans of $4,112,446, of which $1,321,858 represented short term debt. As of June 30, 2010 we had $1,321,858 outstanding under our loan from the China Merchant's Bank and $2,790,588 outstanding under our loans from the Xi'an City Commercial Bank. The following table sets forth our bank loan obligations as of June 30, 2010:

June 30, 2010
China Merchant's Bank
Terms of this loan call for interest 7% per annum, with principal due November 23, 2010. Loan is secured by personal guarantee of Dongke Zhao and Jinkun Wei.	$1,321,858
Xi’an City Commercial Bank, Zhonglou Branch
Terms of this loan call for interest 4.95% per annum, with principal due July 22, 2011. Loan is secured by the land and building of the Yangling factory.	$2,790,588

Total	$4,112,446

Our anticipated needs for the future are to be negotiated in accordance with manufacturing and operation needs, and market conditions of next year.

Accounting for Stock-Based Compensation

The account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", as amended by the Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."  Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date.  We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees.  FAS No. 123R is effective beginning in the first quarter of fiscal 2006.

We did not issue any stock options to employees during the three months ended June 30, 2010, therefore financial statement disclosures are not required.

Valuation of Intangibles

From time to time, we acquire intangible assets that are beneficial to our product development processes. Management periodically evaluates the carrying value of intangibles, including the related amortization periods. In evaluating acquired intangible assets, management determines whether there has been impairment by comparing the anticipated undiscounted cash flows from the operation and eventual disposition of the product line with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each intangible asset with its fair value. Fair value is generally based on either a discounted cash flows analysis or market analysis. Future operating income is based on various assumptions, including regulatory approvals, patents being granted, and the type and nature of competing products. If regulatory approvals or patents are not obtained or are substantially delayed, or other competing technologies are developed and obtain general market acceptance or market conditions otherwise change, our intangibles may have a substantially reduced value, which could be material.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited. The adoption of this new FSP did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February, 2007, FASB issued SFAS 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for uncertainty in Income Taxes." FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies."  FIN 48 is effective for fiscal years beginning after December 15, 2006. As a result of implementing FIN 48, there have been no adjustments to the Company's financial statements.

Statutory Reserve

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises and the VIE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The statutory public welfare fund reserve is limited to an amount equals to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital.

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of June 30, 2010 and December 31, 2009, the Company had allocated $2,448,456 and $2,448,456, respectively, to these non-distributable reserve funds.

Inflation

Inflation in recent years has affected the business results of the Company.  First of all, on the global economic expansion, supply has been restricted and coupled with the fact that USA has adopted a relaxed currency policy etc., these increase inflation risks.  Secondly, GNP increases in China also elevates consumption ability and production cost, prices increase as a natural tendency. Finally, as a result of the macro-economic trend, prices increase, the Company’s procurement prices are also affected resulting in increase in cost of sales.

The Company operates in China and as such, the Company’s business activities, financial position and operational results will be affected by PRC politics, economic and legal environments and also affected by the overall economic situation of China.  The business of the Company may be affected by the relevant laws, regulations, anti-inflation measures, currency conversion and overseas remittance and exchange rates issues etc that are related to China politics.

Off-Balance Sheet Commitments and Arrangements

We do not have any financial undertaking or any other guarantee responsible for third party obligations and commitments.  We have not entered into any derivative products contracts having the Company’s equity linked or that have not been reflected in the consolidated financial statements.  Furthermore, in passing our assets to those providing credits, clearing or providing market risks support bodies, we have not reserved any rights or undefined rights on the assets passing.  The Company does not have any benefits from bodies providing finance, clearing or market risks or credit support or with bodies we engage in leasing, hedging or research and development services.

Off-Balance Sheet Commitments and Arrangements

We do not have any financial undertaking or any other guarantee responsible for third party obligations and commitments.  We have not entered into any derivative products contracts having the Company’s equity linked or that have not been reflected in the consolidated financial statements.  Furthermore, in passing our assets to those providing credits, clearing or providing market risks support bodies, we have not reserved any rights or undefined rights on the assets passing.  The Company does not have any benefits from bodies providing finance, clearing or market risks or credit support or with bodies we engage in leasing, hedging or research and development services.

Recent Accounting Pronouncements

In May 2009, the FASB issued accounting guidance for “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have an impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1,2009. The Company is currently evaluating the impact of this standard, but would not expect it to have an impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. This is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the amendments, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). This amendment is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary − a Scope Clarification,” which amends ASC 810, “Consolidations.”  This amendment requires new disclosures, including a description of valuation techniques and inputs used to measure the fair value of any retained investment in a former subsidiary, the nature of any continuing involvement in the subsidiary or acquirer after deconsolidation and information regarding related party involvement before and after the transaction.  This guidance was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements and Disclosures.”  This amendment requires new disclosures, including the reasons for and amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and separate presentation of purchases, sales, issuances and settlements in the reconciliation of activity for Level 3 fair value measurements.  It also clarified guidance related to determining the appropriate classes of assets and liabilities and the information to be provided for valuation techniques used to measure fair value.  This guidance with respect to significant transfers in and out of Levels 1 and 2 was effective for the Company in its interim and annual reporting periods beginning after December 15, 2009.  Adoption of this portion of the guidance did not have a significant impact on the determination or reporting of the Company’s financial results.  This guidance with respect to Level 3 fair value measurements is effective for the Company in its interim and annual reporting periods beginning after December 15, 2010.  The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact that adoption of this portion of the guidance will have on the determination and reporting of its financial results.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dongke Zhao, the Company’s Chief Executive Officer (“CEO”), and Yanhong Ren, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports required to be filed or submitted under the Exchange Act is accumulated and communicated to the our management, including our chief executive officer and chief financial officer,  to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our CEO and CFO, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended June 30, 2010.  Based on that evaluation, our CEO and CFO concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A.                   Risk Factors.

N/A.

Item 2.                      Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.                      Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.                      (Removed and Reserved).

Item 5.                      Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DK SINOPHARMA, INC.

Dated: August 23, 2010	By:	/s/ Dongke Zhao
Name: Dongke Zhao
Title: Chief Executive Officer

Dated: August 23, 2010	By:	/s/ Yanhong Ren
Name: Yanhong Ren
Title: Chief Financial Officer