Form 10-Q/A
period 2010-06-30
DK Sinopharma, Inc.
filed 2010-11-04
CIK 1451448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,005 shares of common stock, $.001 par value, were outstanding as of October 29, 2010.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed on August 23, 2010 with the Securities and Exchange Commission.  We are amending and restating our financial statements, notes, and related disclsoure thereto to:

•	reclassify outstanding warrants as a liability pursuant to ASC 815-40-15
•	add disclosure as relates to our corporate background, organizational structure, and PRC tax treatment
•	clarify certain other accounting policies adopted and implemented by the Company

We have also amended “Item 4 - Controls and Procedures” to disclose the ineffectiveness in the Company’s disclosure controls and procedures as of June 30, 2010.

Except as specifically referenced herein, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A does not reflect any event occurring subsequent to August 23, 2010, the filing date of the original report .
.

PART I – FINANCIAL INFORMATION

Item 1.                       Financial Statements

DK SINOPHARMA, INC.

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2010

DK SINOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
		2010	2009
	Notes	(Unaudited)	(Audited)
		(Restated)
ASSETS
Current Assets
Cash and cash equivalents		$3,394,532	$1,058,157
Accounts receivable, Net		3,455,587	3,460,649
Other receivables	3	456,977	762,158
Advances to suppliers		427,646	537,578
Amount due from shareholder		78,796	-
Prepaid expenses		-	326,783
Inventories	2	10,599,127	10,509,797
Amount due from related parties		-	172,655
Total Current Assets		18,412,665	16,827,777

Property, plant and equipment, net	2	4,825,307	5,067,401
Construction in progress		1,171	-
Intangible assets, net	2	6,428,858	6,636,900
Total Assets		$29,668,001	$28,532,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable		$2,007,295	$2,812,073
Accrued expenses and other payable		3,487,047	4,379,631
Customer and other deposits		29,294	384,084
Value-added tax payable		127,725	-
Short-term bank loan	5	1,321,858	1,320,190
Total Current Liabilities		6,973,219	8,895,978

Derivative liability	9	71,358	-
Long-term bank loan	5	2,790,588	2,787,068
Total Liabilities		9,835,165	11,683,046

Stockholders' Equity
Common stock, $.001 par value, 75,000,000 shares authorized,
30,000,000 and 30,000,000 shares issued and outstanding at June	7	30,000	30,000
30, 2010 and December 31, 2009, respectively
Subscription receivable		(750)	(750)
Additional paid-in capital		10,310,340	10,310,340
Statutory reserves	10	2,448,456	2,448,456
Accumulated other comprehensive loss	11	(113,938)	(127,703)
Retained earnings		7,158,728	4,188,689
Total Stockholders' Equity		19,832,836	16,849,032
Total Liabilities and Stockholders' Equity		$29,668,001	$28,532,078

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

Three months ended		Six months ended
2010	2009	2010	2009
(Restated)		(Restated)

Sales, net	$5,810,623	$4,527,603	$12,727,415	$9,193,092

Cost of sales	(3,581,929)	(2,507,775)	(7,553,717)	(5,076,857)

Gross profit	2,228,694	2,019,828	5,173,698	4,116,235
Selling, general and administrative expenses	(1,132,485)	(719,478)	(2,037,603)	(1,422,128)
Research and development cost	(172,391))	-	(172,391)	-

Income from operations	923,818	1,300,350	2,963,704	2,694,107

Other Income (Expense)
Interest income	-	-	20,999	644
Interest expense	(65,345)	(107,390)	(150,519)	(189,899)
Other income	211,735	658	213,262	904
Derivative expense	(71,358)		(71,358)
Other expense	(3,331)	(5,199)	(6,049)	(30,010)
Total other Income (Expense)	71,701	(112,431)	6,335	218,361

Income before income taxes	995,519	1,187,919	2,970,039	2,475,746

Provision for income taxes	-	-	-	-

Net income	$995,519	$1,187,919	$2,970,039	$2,475,746

Weighted average common shares outstanding
Basic	30,000,000	30,000,000	30,000,000	30,000,000
Diluted	30,000,000	30,000,000	30,000,000	30,000,000

Net income per common share
Basic	$0.03	$0.04	$0.10	$0.08
Diluted	$0.03	$0.04	$0.10	$0.08

Net income	$995,519	$1,187,919	$2,970,039	$2,475,746
Other comprehensive income (loss)	28,022	11,067	13,765	11,067
Comprehensive income	$1,023,541	$1,198,986	$2,983,804	$2,486,813

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
	2010	2009

	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,970,039	$2,475,746
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	498,529	601,571
Written off of payable	20,999	-
Bad debt recoveries	(189,093)	-
Derivative liability	71,358
Changes in operating assets and liabilities:
Accounts receivable	9,376	1,890,767
Inventories	(77,459)	(3,157,379)
Advances to suppliers	299,328	553,438
Prepaid expenses and other receivable	630,935	(45,397)
Amount due from shareholder	40,750	-
Amount due from a related company	87,420	-
Accounts payable	(816,808)	223,204
Accrued expense and other payable	(979,060)	1,787,935
Customer and other deposits	(353,846)	(820,204)
VAT payable	167,637	-

Net cash provided by operating activities	2,380,105	3,509,681

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(32,149)	(1,389,061)
Purchase of intangible assets	(17,414)	-

Net cash (used in) Investing activities	(49,563)	(1,389,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment from short-term loans	-	(2,193,119)

Net cash (used in) financing activities	-	(2,193,119)

Effect of exchange rate changes on cash and cash equivalents	4,967	21,435

Net Increase (Decrease) in cash and cash equivalents	2,335,509	(51,064)

Cash and cash equivalents, beginning balance	1,059,023	501,598

Cash and cash equivalents, ending balance	$3,394,532	$450,534

SUPPLEMENTAL DISCLOSURES:
Interest payments	$150,519	$189,899
The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009
(UNAUDITED AND RESTATED)

	Capital Stock	Subscription	Additional Paid-in	Other Comprehensive	Statutory	Retained	Total Stockholders
	Amount	Receivables	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2008	$30,000	$(750)	$10,310,340	$(138,770)	$275,233	$1,973,568	$12,449,621
							-
Foreign currency translation adjustments	-	-	-	11,067	-	-	11,067

Transferred to Statutory reserve	-	-	-	-	2,173,223	(2,173,223)	-

Dividend paid	-	-	-	-	-	(439,264)	(439,264)

Income for the year ended December 31, 2009	-	-	-	-	-	4,827,608	4,827,608

Balance December 31, 2009	30,000	(750)	10,310,340	(127,703)	2,448,456	4,188,689	16,849,032

Foreign currency translation adjustments	-	-	-	13,765	-	-	13,765

Income for the six months ended June 30, 2010	-	-	-	-	-	2,970,039	2,970,039

Balance June 30, 2010	$30,000	$(750)	$10,310,340	$(113,938)	$2,448,456	$7,158,728	$19,832,836

The accompanying notes are an integral part of these consolidated financial statements

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 1 - ORGANIZATION

 DK Sinopharma, Inc. ("the Company") was incorporated on July 22, 2008 in the state of Nevada. The Company was originally incorporated under the name Virtual Closet, Inc. and changed its name to DK Sinopharma Inc. on June 30, 2010. The new ticker symbol for the Company’s common stock is “DKSP.OB”. Dongke Pharmaceuticals Inc. ("Dongke") was incorporated in the state of Delaware on December 11, 2009. Dongke formed Yangling Slovan Pharmaceuticals Co., Ltd. (“Slovan or “WFOE”) on January 25, 2010. Slovan is a "wholly owned foreign enterprise" incorporated in People's Republic of China ("PRC") and is a wholly owned subsidiary of Dongke. Yangling Dongke Maidisen Pharmaceuticals Co., Ltd. (“Maidisen”), the Company’s operating entity (consolidated through VIE, see below), was incorporated in the PRC on June 23, 2004.

On May 10, 2010 the Company completed its merger with Dongke in accordance with the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Dongke from the Dongke shareholders. In exchange for their interests, the Company issued to Dongke shareholders an aggregate of 1,941,818 shares of the Company’s common stock.

In January 2010, WFOE has entered into an Agreement on Entrustment for Operation and Management, Exclusive Option Agreement, Shareholders’ Voting Proxy Agreement and Agreement on share pledge Agreement (collectively, the “Control Agreements”) with Maidisen through which the Company operates the restricted businesses. Under accounting principles generally accepted in the United States of America, or US GAAP, Maidisen is considered a Variable Interest Entity (“VIE”) and the related accounts are recorded at carrying value. US GAAP requires the Company to consolidate entities controlled by contract as a VIE in financial statements because the control agreements related to those entities provide the Company with the risks and rewards associated with equity ownership. Although the Company does not currently own any of the outstanding equity interests in Maidisen, it has: (1) exclusive decision making authority over all business decisions, (2) a significant financial interest in the entity giving it the right to receive income as well as the right to unilaterally sell or transfer these rights to a 3rd party based upon the exclusive option agreement and (3) a long-term commitment expected to be in excess of ten years. Accordingly, all of the income since the inception of Maidisen is included in the consolidated financial statements

The following are brief descriptions of contracts entered between WFOE and Maidisen:

(1)Agreement on Entrustment for Operation and Management. The domestic companies, Maidisen and WFOE, have entered into an Entrusted Management Agreement, which provides that WFOE will be fully and exclusively responsible for the management of Maidisen. As consideration for such services, Maidisen has agreed to pay WFOE the management fee during the term of this agreement and the management fee shall equal to Maidisen’s the earnings before tax. Also, WFOE will assume all operating risks related to this entrusted management service to Maidisen and bear all losses of Maidisen.

(2) Exclusive Option Agreement. All the shareholders of Maidisen as well as Maidisen have entered into an Exclusive Option Agreement with WFOE, which provides that WFOE will be entitled to acquire such shares form the current shareholders upon certain terms and conditions. Meanwhile, WFOE will be entitled an irrevocable exclusive purchase option to purchase all or part of the assets and business of Maidisen, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits the current shareholders of Maidisen as well as Maidisen from transferring any portion of their equity interests, business or assets to anyone other than WFOE. WFOE has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such times as it may wish to do so.

(3) Shareholders’ Voting Proxy Agreement. All the shareholders of Maidisen have executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint the persons designated by WFOE with the exclusive right to exercise, on their behalf, all of their Voting Rights in accordance with the laws and Maidisen’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of Maidisen, and to appoint and elect the directors and Chairman as the authorized legal representative of Maidisen. This agreement can only be terminated prior to the completion of acquisition of all of the equity interests in, or all assets or business of Maidisen.

(4) Share Pledge Agreement. WFOE and the shareholders of Maidisen have entered into a Share Pledge Agreement, pursuant to which all shareholders pledge all of their shares (100%) of Maidisen, as appropriate, to WFOE. If Maidisen or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WFOE as Pledge, will be entitled to certain rights to foreclose on the pledged equity interests. Such Maidisen shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest

Except for the disclosed above, there are no arrangements that could require WFOE to provide financial support to the variable interest entity, including events or circumstances that could expose WFOE to a loss. As stated in the disclosure of various agreements between WFOE and its VIE, WFOE has rights to acquire any portion of the equity interests of the VIE. Also, WFOE may allocate its available funds to its VIE for business purpose. There are no fixed terms of such arrangements.

The Company, through its subsidiary, and exclusive contractual arrangement with Maidisen, is engaged in the business of developing and marketing over-the-counter ("OTC") and pharmaceutical products based on traditional Chinese medicines designed to address for a variety of diseases and conditions.

These consolidated financial statements present the Company and its subsidiaries on a historical pro forma basis.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and represent the historical results of the consolidated group. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in the United States Dollars.

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
(UNAUDITED AND RESTATED)

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserve balances at June 30, 2010 and December 31, 2009 were $0.

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
(UNAUDITED AND RESTATED)

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
(UNAUDITED AND RESTATED)

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

Long-Lived Assets

The Company adopted the Property, Plant and Equipment Topic of the FASB Accounting Standard Codification (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Based on its review, the Company believes that, as of June 30, 2010, there were no impairments of its long-lived assets.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”) requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Revenue Recognition

The Company records revenues for goods shipped at the time of shipment. For goods delivered by the Company to a customer’s site, revenues are recognized at time of delivery.

Research and development cost

Research and development costs are expensed in the period when they are incurred. During six months ended June 30, 2010 and 2009, research and development costs were $172,391 and $0, respectively.  These amounts have been reclassified from selling, general and administrative expenses to be shown as a separate line item.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes FASB Accounting Standards Codification Topic on Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

 It is the Company’s intention to permanently reinvest earnings from activity with china. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made fro US income tax which could result from paying dividend to the Company.

There were no deferred tax difference in 2010 and 2009

Statement of Cash Flows

In accordance with FASB Accounting Standards Codification Topic on Statement of Cash flows (“ASC 230”), cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

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
(UNAUDITED AND RESTATED)

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

Note 6 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) through December 31, 2007 is at a statutory rate of 33%, which is comprised of 30% national income tax and 3% local income tax.  As of January 1, 2008, the EIT is at a statutory rate of 25%.  The Company is a high tech enterprise and under PRC Income Tax Laws, it is entitled to a five-year exemption for 2007 through 2011. If the Company were subject to the standard 25% enterprise income tax rate, it would have incurred $255,332 and $748,962 of income tax expense for the six months ended June 30, 2010 and 2009, respectively. The standard income tax rate would have caused the Company to incur an additional expense of $0.02 and $0.01 per share for the six months ended June 30, 2010 and 2009, respectively.

ASC 740, Accounting for Income Taxes (“ASC 740”), requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes a portion, more likely than not, will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience and expectations of future taxable income by taxing jurisdiction, the carry-forward periods available for tax reporting purposes, and other relevant factors.

The Company through its VIE adopted the provisions of FASB Accounting Standards Codification Topic 740, Accounting for Uncertainty in Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The standard prescribes a recognition and measurement method for the financial statement recognition measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on recognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The Company considers many factors when evaluating and estimating tax positions and tax benefits, which ay require periodic adjustments and which may not accurately forecast actual outcomes.

Based on a review of tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740. Further, there has been no change during the six months ended June 30, 2010 and the year ended December 2009. Accordingly, no interest and penalties was accrued through June 30, 2010 and December 31, 2009.

A reconciliation of the PRC Statutory income tax rate to the effective income tax rate is as follows:

	June 30, 2010	June 30,2009
PRC Statutory income tax rate	25%	25%
Preferential allowance as permitted	-25%	-25%
Other adjustments	0%	0%
Total	0%	0%

Note 7 - SHARE CANCELLATION AND SHARE SPLIT

i)	On May 10, 2010 pursuant to the Exchange Agreement 10,015,000 shares of common stocks were cancelled.
ii)
As of May 10, 2010, an aggregate of 2,181,818 shares of common stock were outstanding.  As on June 30, 2010, the Company affected a 1-for-13.75 forward stock split, which was approved by the Company’s board of directors and ratified by a majority of shareholder on May 20, 2010.

iii)	Following the split an aggregate of 30,000,000 shares of common stock were outstanding as at end of June 30, 2010.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 8 - WARRANTS

On January 7, 2010, the Company entered into an agreement with Jinhao Zhang to provide for public shell referral services.  As consideration for the referral services to be performed by Jinhao Zhang, the Company agreed to issue to Jinhao Zhang warrants to acquire 72,727 common shares of the Company’s common stock, subject to any forward or reverse splits, with registration rights, at a $13.75 exercise price and expiration date of three years after acquiring control of or merging with said public shell for time spent on referral services, at the time of acquiring control or merging with said public shell.  The agreement had no fixed term of expiry.

On March 9, 2010, Dongke entered into an agreement with NSD Consulting Services, Inc. Dongke requires assistance in the public company sector including advising on a merger/acquisition transaction, regulatory filings and other consulting services support as requested. As consideration for the Consulting Services to be performed by Consultant under this agreement, Dongke agreed to issue NSD Consulting Services, Inc. warrants to acquire 72,727 common shares of the Company’s common stock, adjusted for any forward or reverse splits, with registration rights, at a $13.75 exercise price and expiration date of three years after the closing of the acquisition or merger for time spent on consulting services.

On April 2, 2010, Dongke entered into an investor relations agreement with Avisair IR Services, Inc., pursuant to which the Company required assistance in the public company sector including advising on and with respect to investor relations services. The term of the contract expires April 30, 2011.  As consideration for certain investor relations services to be performed by Avisair IR Services, Inc., Dongke agreed to issue to Avisair IR Services, Inc. warrants to acquire 72,727 common shares of the Company’s common stock, adjusted for any forward or reverse splits, with registration rights, at a $13.75 exercise price and expiration date of April 26, 2013, for time spent on consulting services.

The fair market value of warrants, $77,568, has been recorded as derivative liability, see Note 9.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009	-	$-		-
Granted in 2010	218,181	13.75	3 years

Outstanding, June 30, 2010	218,181

The Company determined the fair value of the reset provisions at June 30, 2010 was $71,358.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 105.1%, risk free rate: 1.79%, expected term: 2.86 years.

Note 9-DERIVATIVE LIABILITY

The balance sheet caption derivative liabilities consist of warrants issued to consultants in connection with the merger agreements. These derivative financial instruments are indexed to an aggregate of 218,181 and -0- shares of the Company’s common stock as of June 30, 2010 and December 31, 2010, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the six months ended June 30, 2010 and for the year ended December 31, 2009:

Derivative income (expense)	Six months ended June 30, 2010	Year ended December 31, 2009
Warrant derivative	$77,568	$-

Liabilities	June 30, 2010	December 31, 2009
Warrant derivative	$ (71,358)	-

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices $13.5; volatility 105.1% based upon forward terms of instruments; terms-remaining of 2.86 life; and a risk free rate ranging from 1.79%.

 Note 10 - STATUTORY RESERVE

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

Note 11 - OTHER COMPREHENSIVE INCOME

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

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED AND RESTATED)

Note 12 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

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

Note 13 - MAJOR CUSTOMERS AND CREDIT RISK

At of June 30, 2010, one customer accounted for 11% of accounts receivable; four customers accounted for more than 10% of accounts receivable at December 31, 2009, totaling 52%.  At June 30, 2010, no vendor accounted for more than 10% of accounts payable; one vendor accounted for 17% of accounts payable at December 31, 2009.  For the six months ended June 30, 2010, two customer accounted for greater than 10% of sales, totaling 31%; one customer accounted for greater than 10% of sales for the six months ended June 30, 2010, totaling 25%.  For the six months ended June 30, 2010, one vendor accounted for 40% of purchases; three vendors supplied 37% of purchase for the six months ended June 30, 2010.

Note 14 – COMMITMENTS

The Company has future minimum obligations under a construction contract totaling approximately $178,000 as of June 30, 2010, due as follows:

2011	$178,000

Note 15 - RESTATEMENT

The accompanying consolidated balance sheet, statement of cash flows and statement of stockholders’ equity as of and for the six months ended June 30, 2010 and the statement of income for the three and six months ended June 30, 2010 have been restated for the following matter:

(i)
We have restated our financial statements to treat the warrants as a liability, see note 8.  We previously accounted for the warrants in equity. This restatement had the effect of decreasing our net income by $25,809, or $0.00 per common share.

The following table illustrates the restatement.

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Net Income	Income Per Common Share	Net Income	Income Per Common Share
Net income, as reported	$1,021,328	$(0.03)	$2,995,848	$0.10
Correction for warrant accounting	(25,809)	(0.00)
			25,809	0.00
Net income, as restated	$995,519	$(0.03)	$2,970,039	$0.10

Note 16 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events after the balance sheet date to the date the financial statements were issued.

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

Following the continuing expansion of the pharmaceutical market in China in recent years, sales in the period ended June 30,2 010 has continued to increase steadily.  The increase in net sales revenue is mainly attributable to increase in quantities of goods sold, as unit selling price was steady during this period.

In the three months ended June 30, 2010, we achieved revenue of $5,810,623, an increase of 28% as compared with $4,527,603 products sold in the same period ended June 30, 2009.  This increase is primarily due to an increase in sales volume for our new products, galanthamine hydrobromide, cow-bezoar detoxicating tablets, ganhai stomach recovery capsules, camptothecine, VC Honeysuckle-fructus forsythiae tablets and compound salvia root tablets. Sales to new customers have also contributed to the increase in sales volume.

In the six months ended June 30, 2010, we achieved revenue of $12,727,415, an increase of 38% as compared with $9,193,092 in products sold in the same period ended June 30, 2009.  This increase is primarily due to the launch of new products, and successful sales to new customers. The Company's new products launched in 2010 were galanthamine hydrobromide, hydroxycamptothecin, Tanshinone IIA, cow-bezoar detoxicating tablet, ganhai stomach recovery capsule, camptothecine, VC Honeysuckle-fructus forsythiae tablet and compound salvia root tablet. Increase in selling prices of the Company’s major products, namely, Huanglong Cough & Dyspnea Capsules, Gynecologic Inflammation Relieving Capules, Hepatitis B Relieving and Curing Capsules and Sprain Relieving Plaster and successful market penetration in selling into a new province, Jilin province, have also contributed to the increase in sales revenue.

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

Other Income

Total other income increased approximately 32,079% and 23,491% from $658 and $ 904, respectively, during the three and six months ended June 30, 2009 to $211,735 and $213,262, respectively, for the three and six months ended June 30, 2010.   The increase in other income is primarily attributable to a reversal of a write-off of certain advances to suppliers, due to the fact that certain suppliers did not deliver goods in accordance with the terms set forth in previous periods. These suppliers fulfilled their contracts during the second quarter of 2010.

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

Restrictions on Currency Exchange

We receive substantially all of our revenue in Renminbi, which is currently not a freely convertible currency. According to the opinions of our employees and our PRC counsel, if the payment from the parent company has previously been filed in the project, PRC accounting law and regulations do not forbid payment of income to foreign investors outside China. This policy is reflected in China People’s Bank 1996 No.210 Regulation of Foreign Exchange, Payment and Settlement (the “1996-210 Regulation”). Below is the relevant statute provision of 1996-210 Regulation:

XXI. In a foreign-invested enterprise, if a foreign investor wants to transfer abroad the after-tax profit and dividend, on the prerequisite of full compliance with PRC laws, he/she can transfer from correspondent foreign currency account or through a state- designated foreign exchange bank with presentation of a board resolution authorizing the profit distribution.

XXII. Dividends that need to be paid in foreign currency should be paid with after-tax profit, in accordance with the board resolution on profit distribution, from correspondent foreign currency account or be transferred from a state-designated foreign exchange bank.

The shortage of foreign currency supply may restrict us from remitting enough foreign currency to pay dividend or fulfill other foreign currency obligations.  Under current PRC Foreign Exchange Management Regulations, the payment of existing accounts including profit distribution, dividend payment and transactional payment can be paid without the pre-approval of of the State Administration for Foreign Exchange, so long as the payment procedure complies with correspondent regulations. However, government approval is required for converting Renminbi to foreign currency and remitting foreign currency aboard to pay for the cost of capital (eg. foreign loan repayment).

As of June 30, 2010, Maidisen, our PRC operating entity, had net assets of $29,668,001.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

We do not believe that we currently have any significant foreign currency exchange risk and we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dongke Zhao, the Company’s Chief Executive Officer (“CEO”), and Yanhong Ren, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness and therefore the Company’s internal control over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

During the course of internal evaluation, the Company determined that accounting errors were made in connection with the Company’s classification of certain warrants pursuant to ASC 815-40-15 as well its disclosure of certain other accounting policies.

Based on the impact of the aforementioned accounting errors, the Company determined to restate our consolidated financial statements as of June 30, 2010.

The Company plans to take the following steps to remediate the deficiencies in disclosure controls and procedures that are identified above:

1. Hire additional accounting and operations personnel, as needed, to ensure that accounting personnel with adequate experience, skills and knowledge relating to complex, non-routine transactions are directly involved in the review and accounting evaluation of our complex, non-routine transactions.

2. Require senior accounting personnel and the principal accounting officer to review complex, non-routine transactions to evaluate and approve the accounting treatment for such transactions.

3.  Interview prospective new Directors for our Board, including a member who is appropriately credentialed as a financial expert as well as sufficient independent Directors.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

DK SINOPHARMA, INC.

Dated: November 3, 2010	By:	/s/ Dongke Zhao
Name: Dongke Zhao
Title: Chief Executive Officer

Dated: November 3, 2010	By:	/s/ Yanhong Ren
Name: Yanhong Ren
Title: Chief Financial Officer