Form 10-Q
period 2010-09-30
DK Sinopharma, Inc.
filed 2010-11-22
CIK 1451448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number: 333-156302

DK SINOPHARMA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 30,000,005 shares of common stock, $.001 par value per share as of November 15, 2010.

DK SINOPHARMA, INC.
CONSOLIDATED BALANCE SHEETS

		September 30,	December 31,
		2010	2009
	Notes	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash and cash equivalents		$4,809,889	$1,058,157
Accounts receivable		5,155,948	3,460,649
Other receivables	3	517,237	762,158
Advances to suppliers		7,465	537,578
Amount due from shareholder		80,096	-
Prepaid expenses		1,525	326,783
Inventories	2	10,185,352	10,509,797
Amount due from related parties		-	172,655
Total Current Assets		20,757,512	16,827,777

Property, plant and equipment, net	2	4,714,740	5,067,401
Construction in progress		1,171	-
Intangible assets, net	2	6,322,279	6,636,900

Total Assets		$31,795,702	$28,532,078

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable		$2,625,212	$2,812,073
Accrued expenses and other payable		2,459,158	4,379,631
Customer and other deposits		-	384,084
Value-added tax payable		270,108	-
Short-term bank loan	5	4,180,290	1,320,190
Total Current Liabilities		9,534,768	8,895,978

Derivative liability	10	71,358	-
Long-term bank loan	5	-	2,787,068

Total Liabilities		9,606,126	11,683,046

Stockholders' Equity
Common stock, $.001 par value, 70,000,000 shares authorized,
30,000,005 and 30,000,005 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively		30,000	30000
Subscription receivable		(750)	(750)
Additional paid-in capital		10,310,340	10,310,340
Statutory reserves	11	2,448,456	2,448,456
Accumulated other comprehensive loss	12	51,439	(127,703)
Retained earnings		9,350,091	4,188,689
Total Stockholders' Equity		22,189,576	16849,032

Total Liabilities and Stockholders' Equity		$31,795,702	$28,532,078

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended		Nine months ended
	2010	2009	2010	2009

Sales, net	$7,290,685	$4,382,522	$20,018,100	$13,575,614

Cost of sales	(4,201,839)	(2,426,503)	(11,755,556)	(7,503,360)

Gross profit	3,088,846	1,956,019	8,262,544	6,072,254
Selling, general and administrative expenses	(998,913)	(1,177,302)	(2,846,732)	(2,814,031)
Research and development cost	-	-	(172,391)	-

Income from operations	2,089,333	778,717	5,243,421	3,258,223

Other Income (Expense)
Interest income	-	-	20,999	2,986
Interest expense	(66,283)	(50,285)	(216,802)	(242,196)
Other income	169,841	190,756	193,319	191,294
Derivative expense	-		(71,358)	-
Other expense	(2,129)	(922)	(8,177)	(6,888)
Total other Income (Expense)	101,429	139,549	(82,019)	(54,804)

Income before income taxes	2,191,362	918,266	5,161,402	3,203,419

Provision for income taxes	-	-	-	-

Net income	$2,191,362	$918,266	$5,161,402	$3,203,419

Weighted average common shares outstanding
Basic	30,000,005	30,000,005	30,000,005	30,000,005
Diluted	30,000,005	30,000,005	30,000,005	30,000,005

Net income per common share
Basic	$0.07	$0.03	$0.17	$0.11
Diluted	$0.07	$0.03	$0.17	$0.11

Net income	$2,191,362	$918,266	$5,161,402	$3,203,419
Foreign currency translation adjustment	165,377	-	179,142	11,067
Comprehensive income	$2,356,739	$918,266	$5,340,544	$3,214,486

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,161,402	$3,203,419
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	732,812	884,985
Written off of payable	20,999	-
Recovery of deposits paid to suppliers	(336,284)	-
Derivative liability	71,358	-
Changes in operating assets and liabilities:
Accounts receivable	(1,614,049)	1,095,153
Inventories	504,035	(4,157,759)
Advances to suppliers	868,575	(1,395,095)
Prepaid expenses and other receivable	604,044	(1,116,808)
Amount due from shareholder	55,975	(9,938)
Amount due to a related company		(5,866)
Accounts payable	(239,097)	1,766,095
Accrued expense and other payable	(2,050,627)	2,600,622
Customer and other deposits	(383,262)	-
VAT payable	306,212	-

Net cash provided by operating activities	3,702,093	2,864,808

CASH FLOWS FROM INVESTING ACTIVITIES
Addition in share capital	-	300
Purchase of property and equipment	(41,405)	(1,361,617)
Purchase of intangible assets	(25,296)	-

Net cash used in Investing activities	(66,701)	(1,361,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment from short-term loans	-	(1,315,307)

Net cash used in financing activities	-	(1,315,307)

Effect of exchange rate changes on cash and cash equivalents	116,340	(134,448)

Net Increase (Decrease) in cash and cash equivalents	3,751,732	53,736

Cash and cash equivalents, beginning balance	1,058,157	491,626

Cash and cash equivalents, ending balance	$4,809,889	$545,362

SUPPLEMENTAL DISCLOSURES:
Interest payments	$216,802	$242,196

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009
(UNAUDITED)

	Capital Stock	Subscription	Additional Paid-in	Other Comprehensive	Statutory	Retained	Total Stockholders
	Amount	Receivables	Capital	Income	Reserves	Earnings	Equity

Balance December 31, 2008	$30,000	$(750)	$10,310,340	$(138,770)	$275,233	$1,973,568	$12,449,621
							-
Foreign currency translation adjustments	-	-	-	11,067	-	-	11,067

Transferred to Statutory reserve	-	-	-	-	2,173,223	(2,173,223)	-

Dividend paid	-	-	-	-	-	(439,264)	(439,264)

Income for the year ended December 31, 2009	-	-	-	-	-	4,827,608	4,827,608

Balance December 31, 2009	30,000	(750)	10,310,340	(127,703)	2,448,456	4,188,689	16,849,032

Foreign currency translation adjustments	-	-	-	179,142	-	-	179,142

Income for the nine months ended September 30, 2010	-	-	-	-	-	5,161,402	5,161,402

Balance September 30, 2010	$30,000	$(750)	$10,310,340	$51,439	$2,448,456	$9,350,091	$22,189,576

The accompanying notes are an integral part of these consolidated financial statements.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Note 1 - ORGANIZATION

 DK Sinopharma, Inc. ("the Company") was incorporated on July 22, 2008 in the state of Nevada. The Company was originally incorporated under the name Virtual Closet, Inc. and changed its name to DK Sinopharma Inc. on June 30, 2010. The new ticker symbol for the Company’s common stock is “DKSP.OB”. Dongke Pharmaceuticals Inc. ("Dongke") was incorporated in the state of Delaware on December 11, 2009. Dongke formed Yangling Slovan Pharmaceuticals Co., Ltd. (“Slovan or “WOFE”) on January 25, 2010. Slovan is a "wholly owned foreign enterprise" incorporated in People's Republic of China ("PRC") and is a wholly owned subsidiary of Dongke. Yangling Dongke Maidisen Pharmaceuticals Co., Ltd. (“Maidisen”), the Company’s operating entity (consolidated through VIE, see below), was incorporated in the PRC on June 23, 2004.

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

In January 2010, WOFE has entered into an Agreement on Entrustment for Operation and Management, Exclusive Option Agreement, Shareholders’ Voting Proxy Agreement and Agreement on share pledge Agreement (collectively, the “Control Agreements”) with Maidisen through which the Company operates the restricted businesses. Under accounting principles generally accepted in the United States of America, or US GAAP, Maidisen is considered a Variable Interest Entity (“VIE”) and the related accounts are recorded at carrying value. US GAAP requires the Company to consolidate entities controlled by contract as a VIE in financial statements because the control agreements related to those entities provide the Company with the risks and rewards associated with equity ownership. Although the Company does not currently own any of the outstanding equity interests in Maidisen, it has: (1) exclusive decision making authority over all business decisions, (2) a significant financial interest in the entity giving it the right to receive income as well as the right to unilaterally sell or transfer these rights to a 3rd party based upon the exclusive option agreement and (3) a long-term commitment expected to be in excess of ten years. Accordingly, all of the income since the inception of Maidisen is included in the consolidated financial statements

The following are brief descriptions of contracts entered between WOFE and Maidisen:

(1)Agreement on Entrustment for Operation and Management. The domestic companies, Maidisen and WOFE, have entered into an Entrusted Management Agreement, which provides that WOFE will be fully and exclusively responsible for the management of Maidisen. As consideration for such services, Maidisen has agreed to pay WOFE the management fee during the term of this agreement and the management fee shall equal to Maidisen’s the earnings before tax. Also, WOFE will assume all operating risks related to this entrusted management service to Maidisen and bear all losses of Maidisen.

(2) Exclusive Option Agreement. All the shareholders of Maidisen as well as Maidisen have entered into an Exclusive Option Agreement with WOFE, which provides that WOFE will be entitled to acquire such shares form the current shareholders upon certain terms and conditions. Meanwhile, WOFE will be entitled an irrevocable exclusive purchase option to purchase all or part of the assets and business of Maidisen, if such a purchase is or becomes allowable under PRC laws and regulations. The Exclusive Option Agreement also prohibits the current shareholders of Maidisen as well as Maidisen from transferring any portion of their equity interests, business or assets to anyone other than WOFE. WOFE has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such times as it may wish to do so.

(3) Shareholders’ Voting Proxy Agreement. All the shareholders of Maidisen have executed a Shareholders’ Voting Proxy Agreement to irrevocably appoint the persons designated by WOFE with the exclusive right to exercise, on their behalf, all of their Voting Rights in accordance with the laws and Maidisen’s Articles of Association, including but not limited to the rights to sell or transfer all or any of their equity interests of Maidisen, and to appoint and elect the directors and Chairman as the authorized legal representative of Maidisen. This agreement can only be terminated prior to the completion of acquisition of all of the equity interests in, or all assets or business of Maidisen.

(4) Share Pledge Agreement. WOFE and the shareholders of Maidisen have entered into a Share Pledge Agreement, pursuant to which all shareholders pledge all of their shares (100%) of Maidisen, as appropriate, to WOFE. If Maidisen or any of its respective shareholders breaches its respective contractual obligations in the “Entrusted Management Agreement”, “Exclusive Option Agreement” and “Shareholders’ Voting Proxy Agreement”, WOFE as Pledge, will be entitled to certain rights to foreclose on the pledged equity interests. Such Maidisen shareholders cannot dispose of the pledged equity interests or take any actions that would prejudice WOFE’s interest

Except for the disclosed above, there are no arrangements that could require WOFE to provide financial support to the variable interest entity, including events or circumstances that could expose WOFE to a loss. As stated in the disclosure of various agreements between WOFE and its VIE, WOFE has rights to acquire any portion of the equity interests of the VIE. Also, WOFE may allocate its available funds to its VIE for business purpose. There are no fixed terms of such arrangements.

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
SEPTEMBER 30, 2010
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

Translation Adjustments

As of September 30, 2010 and December 31, 2009, the accounts of the Company were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (“CNY”).  Such financial statements were translated into U.S. Dollars (“USD”) in accordance with the Foreign Currency Matters Topic of the Codification, with the CNY as the functional currency.  According to the Codification, all assets and liabilities were translated at the current exchange rate, stockholders’ equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification, as a component of shareholders’ equity.  Transaction gains and losses are reflected in the income statement.

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
SEPTEMBER 30, 2010
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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. There were no contingencies of this type as of September 30 , 2010 and December 31, 2009.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable.   Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves.  Reserve balances at September 30, 2010 and December 31, 2009 were $0.

Inventories

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. As of September 30, 2010 and December 31, 2009, inventories consist of the following:

	At	At
	9/30/2010	12/31/2009
Raw materials	$2,065,602	$7,090,312
Work in process	645,150	701,317
Finished goods	7,474,600	2,718,168
Total	$10,185,352	$10,509,797

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Buildings	10- 30 years
Leasehold improvement	6-10 years
Transportation equipment	5-10 years
Fixture and furniture	5-10 years
Machinery and equipment	5 -12 years

As of September 30, 2010 and December 31, 2009 Property, Plant & Equipment consist of the following:

	At	At
	9/30/2010	12/31/2009
Buildings	$4,389,792	$4,389,792
Leasehold improvements	41,715	41,715
Transportation equipment	126,576	99,604
Fixture and furniture	117,922	117,922
Machinery and equipment	2,403,137	2,389,875

Total	$7,079,142	$7,038,908
Accumulated depreciation	(2,364,402)	(1,971,507)
	$4,714,740	$5,067,401

Depreciation expenses for the nine months ended September 30, 2010 and 2009 was $392,895 and $345,383, respectively.

Construction in progress - Assets under construction are stated at cost, which includes all direct cost relating to acquisition or construction cost, including interest charges on borrowings, are capitalized as construction in progress.  No depreciation is provided until the construction is completed and the assets are ready for their intended use.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Land use right	50 years
Software	6 years
Proprietary technologies	10-20 years

The components of finite-lived intangible assets are as follows:

	At	At
	9/30/2010	12/31/2009
Land use right	$1,691,077	$1,691,077
Software	29,863	4,567
Proprietary technologies	7,138,063	7,138,063
	8,859,003	8,833,707
Less: Accumulated amortization	(2,536,724)	(2,196,807)
	$6,322,279	$6,636,900

Amortization expense for the nine months September 30, 2010 and 2009 was $339,917 and $539,602 respectively.

The estimated future amortization expenses related to intangible asset as of September 30, 2010 are as follows:

2011	$453,223
2012	453,223
2013	453,223
2014	453,223
2015	453,223
Thereafter	$4,056,164

Long-Lived Assets

The Company accounts for long-lived assets in accordance with Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), included in the Codification as ASC 360, Property, Plant, and Equipment, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business”, included in the Codification as ASC 225, Income Statement. The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC 360.  ASC 360requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments”,  included in the Codification as ASC 820, Fair Value Measurements and Disclosures, requires that the Company discloses estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Value Added Tax Payable

The Company is subject to a value added tax rate of 17% on product sales by the People’s Republic of China.  Value added tax payable is computed net of value added tax paid on purchases for all sales in the People’s Republic of China.

Revenue Recognition

The Company records revenues for goods shipped at the time of shipment. For goods delivered by the Company to a customer’s site, revenues are recognized at time of delivery.

Research and development cost

Research and development costs are expensed in the period when they are incurred. During nine months ended September 30, 2010 and 2009, research and development costs were $172,391 and $0, respectively.  There were no costs for the three month periods ended September 30, 2010 and 2009.

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Advertising costs for the nine months ended September 30, 2010 and 2009 were $216,732 and $328,831, respectively.  Advertising costs for the three months ended September 30, 2010 and 2009 were $61,310 and $139,890 respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes”, included in the Codification as ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

It is the Company’s intention to permanently reinvest earnings from activity with china. And thereby indefinitely postpone repatriation of these funds to the US. Accordingly, no domestic deferred income tax provision has been made for US income tax which could result from paying dividend to the Company.

There were no deferred tax difference in 2010 and 2009

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, foreign currency translation adjustments.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)
Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows”, included in the Codification as ASC 230, Statement of Cash Flows, cash flows from the Company’s operations are based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Basic and Diluted Earnings (Loss) per Share (EPS)

 Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is similarly computed, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net earnings per share are based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to have been exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following table presents a reconciliation of basic and diluted earnings per share for three and nine months ended September 30, 2010:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Net income	$2,191,362	$918,266	$5,161,402	$3,203,419
Weighted average shares outstanding - basic	30,000,005	30,000,005	30,000,005	30,000,005
Effect of dilutive securities:
Weighted average shares outstanding – diluted	30,000,005	30,000,005	30,000,005	30,000,005
Earnings per share – basic	$0.07	$0.03	$0.17	$0.11
Earnings per share – diluted	$0.07	$0.03	$0.17	$0.11

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”, included in Codification ASC 280, Segment Reporting, requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

SFAS 131 has no effect on the Company’s financial statements as substantially all the Company’s operations are conducted in one industry segment of manufacturing and marketing products over-the-counter and prescription pharmaceutical products. All of the Company’s assets are located in the PRC.

Recently Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal years has had, or is expected to have a material impact on the consolidated financial statements.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Note 3 - OTHER RECEIVABLES

Other receivables mainly consist of cash advances to employees. As of September 30, 2010 and December 31, 2009, the other receivables were $517,237 and $762,158, respectively.

Note 4 - COMPENSATED ABSENCES

Regulation 45 of local labor law entitles employees to annual vacation leave after 1 year of service. In general all leave must be utilized annually, with proper notification. Any unutilized leave is cancelled.

Note 5 - DEBT

As of September 30, 2010 and December 31, 2009, the Company had debt as follows:

	09/30/2010		12/31/2009
China Merchant Bank	$1,343,665	China Merchant Bank	$1,320,190
Terms of the loan call for interest 7.00% per annum, with principal due in November 2010		Terms of the loan call for interest 7.00% per annum, with principal due in 2010

Commercial Bank of China –Zhonglou Branch	2,836,625	Commercial Bank of China –Zhonglou Branch	2,787,068
Term of the loan called for interest 5.94% per annum, with principal due in July 2011		Term of these loans called for interest 5.94% per annum, with principal due in July 2011

Total	$4,180,290		$4,107,258
Less current portion	4,180,290		1,320,190
Non current portion	$-		$2,787,068

The Company is using these loans for working capital purposes and secured by land use rights and building of the Company and a PRC state-owned company.

Note 6 - CONSTRUCTION IN PROGRESS AND COMMITMENTS

Construction in progress represented the construction of an exhibition hall.  The Company paid $1,171 and $0 as of September 30, 2010 and December 31, 2009, respectively, and is committed to pay an additional $178,000 in accordance with the terms of an agreement.  During the nine months ended September 30, 2010, there were no transfer from construction in progress to property, plant & equipment.

Note 7 - INCOME TAXES

Pursuant to the PRC Income Tax Laws, the Enterprise Income Tax (“EIT”) at a statutory rate of 25%.  The Company is a high tech enterprise and under PRC Income Tax Laws, it is entitled to a five-year exemption for 2007 through 2011. If the Company were subject to the standard 25% enterprise income tax rate, it would have incurred $1,290,351 and $800,855 of income tax expense for the nine months ended September 30, 2010 and 2009, respectively. The standard income tax rate would have caused the Company to incur an additional expense of $0.04 and $0.03 per share for the nine months ended September 30, 2010 and 2009, respectively.

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

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Based on a review of tax positions, the Company was not required to record a liability for unrecognized tax benefits as a result of adopting ASC 740. Further, there has been no change during the nine months ended September 30, 2010 and the year ended December 2009. Accordingly, no interest and penalties was accrued through September 30, 2010 and December 31, 2009.

A reconciliation of the PRC Statutory income tax rate to the effective income tax rate is as follows:

	September 30, 2010	September 30,2009
PRC Statutory income tax rate	25%	25%
Preferential allowance as permitted	-25%	-25%
Other adjustments	0%	0%
Total	0%	0%

Note 8 - MAJOR CUSTOMERS AND CREDIT RISK

For the nine months ended September 30, 2010, two customers accounted for approximately 16% and 10% of sales. For the nine months ended September 30, 2009, one customer accounted approximately 26% of sales.

For the three months ended September 30, 2010, two customers accounted for approximately 16% and 11% of sales.  For the three months ended September 30, 2009, one customer accounted approximately 28% of sales.

At September 30, 2010 and December 31, 2009, the total receivable due from these customers was approximately $1,065,000 and $298,000 respectively.

Two  vendors provided 18% and 10% of the Company’s purchases of raw materials for the nine months ended September 30, 2010; three vendors provided 22%, 21% and 10% of the Company’s purchase of raw materials for the nine months ended September 30, 2009. Three vendors provided 17%, 13% and 12% of the Company’s purchases of raw materials for the three months ended September 30, 2010; two vendor provided 33%, and 31% of the Company’s purchase of raw materials for the three months ended September 30, 2009. At September 30, 2010, the total payable due to these vendors was approximately $1,181,673.

Note 9 - WARRANTS

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

The fair market value of warrants, $71,358, has been recorded as derivative liability, see Note 10.

	Total	Exercise Price	Remaining Life	Aggregate Intrinsic Value

Outstanding, December 31, 2009
Granted in 2010	218,181	13.75	3 years

Outstanding, September 30, 2010	218,181

The Company determined the fair value of the reset provisions at September 30, 2010 was $71,358.  The fair value was determined using the Black Scholes Option Pricing Model based on the following assumptions: dividend yield: -0-%; volatility: 105.1%, risk free rate: 1.79%, expected term: 2.61 years.

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Note 10 - DERIVATIVE LIABILITY

The balance sheet caption derivative liabilities consist of warrants issued to consultants in connection with the merger agreements. These derivative financial instruments are indexed to an aggregate of 218,181 and -0- shares of the Company’s common stock as of September 30, 2010 and December 31, 2010, respectively, and are carried at fair value. The following tabular presentations set forth information about the derivative instruments for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

Derivative income (expense)	Nine months ended September 30, 2010	Year ended December 31, 2009
Warrant derivative	$71,358	$-

Liabilities	September 30, 2010	December 31, 2009
Warrant derivative	$ (71,358)	-

The Company has revalued the derivative at September 30, 2010.  Based on this revaluation, there has been an immaterial change in the fair value of the derivative.  Therefore, the Company has not adjusted the derivative amount brought forward from June 30, 2010.

Freestanding derivative instruments, consisting of warrants are valued using the Black-Scholes-Merton valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions used in the Black Scholes models included: conversion or strike prices $13.75; volatility 105.1% based upon forward terms of instruments; terms-remaining of 2.61 life; and a risk free rate of 1.79%.

Note 11 - STATUTORY RESERVE

In accordance with the laws and regulations of the PRC, a wholly-owned Foreign Invested Enterprises and the VIE’s income, after the payment of the PRC income taxes, shall be allocated to the statutory surplus reserves and statutory public welfare fund. Prior to January 1, 2006 the proportion of allocation for reserve was 10 percent of the profit after tax to the surplus reserve fund and additional 5-10 percent to the public affair fund. The public welfare fund reserve was limited to 50 percent of the registered capital.  Effective January 1, 2006, there is now only one fund requirement. The reserve is 10 percent of income after tax, not to exceed 50 percent of registered capital. Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $2,448,456 and $2,448,456, respectively, to these non-distributable reserve funds.

Note 12 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income, included in stockholders’ equity, at September 30, 2010 and December 31, 2009, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$(138,770)	$(138,770)
Change for 2009	11,067	11,067
Balance at December 31, 2009	(127,703)	(127,703)
Change for 2010	179,142	179,142
Balance at September 30, 2010	$51,439	$51,439

DK SINOPHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED AND RESTATED)

Note 13 - CURRENT VULNERABILITY DUE TO CERTAIN RISK FACTORS

The Company’s major operations are carried out in the PRC; therefore the Company is subject to the risks not typically associated with entities operating in the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. All of the following risks may impair the Company’s business operations. If any of the following risks actually occurs, the Company’s business, financial condition or results of operations could be materially adversely affected.  In such case, investor may lose all or part of the investment. Additional risks include:

▪	The Company may not be able to adequately protect and maintain its intellectual property.
▪	The Company may not be able to obtain regulatory approvals for its products.

▪
The Company may have difficulty competing with larger and better financed companies in the same sector. New legislative or regulatory requirements may adversely affect the Company’s business and operations. The Company is dependent on certain key existing and future personnel.

▪	The Company’s growth is dependent on its ability to successfully develop, market, or acquire new drugs. The Company may be subject to product liability claims in the future.

▪	Changes in the laws and regulations in the PRC may adversely affect the Company’s ability to conduct its business.
▪	The Company may experience barriers to conducting business due to governmental policy.

▪	Capital outflow policies in the PRC may hamper the Company’s ability to remit income to the United States.
▪	Fluctuation of the Renminbi could materially affect the Company’s financial condition and results of operations.

▪	The Company may face obstacles from the communist system in the PRC.
▪	The Company may have difficulty establishing adequate management, legal and financial controls in the PRC.

▪	Trade barriers and taxes may have an adverse affect on the Company’s business and operations.
▪	There may not be sufficient liquidity in the market for the Company’s securities in order for investors to sell their securities.

Note 14 – COMMITMENTS

The Company has future minimum obligations under a construction contract totaling approximately $178,000 as of September 30, 2010, due as follows:

2011	$178,000

Note 15 - SUBSEQUENT EVENTS

For the nine months ended September 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

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

Our current operations, based in Yangling, Shaanxi Province, involve the manufacture and sale of 38 pharmaceutical products in the form of capsules, plasters, tablets, granules, semisolid ointment, power, ointment, and paste ointment. We currently focus our medicine on a variety of diseases relating to the respiratory system, digestive system, cardio-cerebral vascular system, antineoplastic, bone disease-modifying antirheumatic, gynecologyl, and refill nutrition, among others. Our products are sold to distributors who distribute our products to the public as well as through representatives that we employ. Our focus is on the development and sale of pharmaceutical products and over the counter products based on traditional Chinese medicines designed to address varying diseases and conditions. During the past few years 230 representative offices have been established nationwide and the business has extended to 26 provinces in the PRC.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009

Revenue

	Three Months Ended September 30,				% of
	2010		2009		change
Plasters	1,001,482	14%	766,654	17%	31%
Granules	1,793,760	25%	1,214,686	28%	48%
Tablets	689,683	9%	519,529	12%	33%
Capsules	2,825,044	39%	1,881,653	43%	50%
Others	980,716	13%	-	-	100%

Total net sales	$7,290,685	100%	$4,382,522	100%	66%

	Nine Months Ended September 30,
	2010		2009		% of
Plasters	2,770,072	14%	2,364,255	17%	17%
Granules	4,983,405	25%	3,853,838	28%	29%
Tablets	1,863,840	9%	1,563,680	12%	19%
Capsules	7,148,035	36%	5,793,841	43%	23%
Others	3,252,748	16%	-	-	100%

Total net sales	$20,018,100	100%	$13,575,614	100%	47%

In the three months ended September 30, 2010, we achieved revenue of $7,290,685, an increase of 66% as compared with $4,382,524 for products sold in the same period ended September 30, 2009.  This increase is primarily due to an increase in sales for our new products, Galanthamine Hydrobromide, Cow-bezoar Detoxicating tables, Ganhai Stomach Recovery capsules, Camptothecine, VC Honeysuckle-fructusforsythiae tables and compound Salvia Root tablets. Sales to new customers have also contributed to the increase in sales.

In the nine months ended September 30, 2010, we achieved revenue of $20,018,100, an increase of 47% as compared with $13,575,614 for products sold in the same period ended September 30, 2009.  This increase is primarily due to the lauch of new products and successful sales to new customers.  The Company’s new products lauched in 2010 were Galanthamine Hydromide, Hydroxycamptothecin, Tanshinone IIA, Cow-bezoar Detoxicating table, Ganhai Stomach Recovery capsule, Camptothecine, VC Honeysuckle-fructus Forsythiae table and compound Salvia Root. Increase in sales prices of Company’s major products, namely, Huanglong Cough & Dyspenca Capsules, Gynecological Inflammation Relieving Capules. Hepatitis B Relieving and Curing Capsules and Sprain Relieving Plaster and successful market penetration into a new province, Jilin province, have also contributed to the increase in sales revenue.

Cost of Sales
	Three Months Ended September 30,				% of
	2010		2009		change
Plasters	481,969	11%	362,331	15%	33%

Granules	910,456	22%	649,873	27%	40%

Tablets	402,868	9%	319,729	13%	26%

Capsules	1,624,905	39%	1,094,570	45%	48%

Others	781,641	19%	-	-	100%

Total cost of sales	$4,201,839	100%	$2,426,503	100%	73%

	Nine Months Ended September 30,				% of
	2010		2009		change
Plasters	1,344,319	11%	1,116,937	15%	20%

Granules	2,798,298	24%	2,202,346	29%	27%

Tablets	1,007,485	9%	960,537	13%	5%

Capsules	4,197,998	36%	3,223,540	43%	30%

Others	2,407,456	20%	-	-	100%

Total cost of sales	$11,755,556	100%	$7,503,360	100%	57%

Cost of sales increased to $4,201,839 for the three months ended September 30, 2010, representing a 73% increase as compared with $2,426,503 for the same period of 2009. This increase was primarily due to an increase in subcontracting charges to cope with the increase in sales.

Cost of sales increased to $11,755,556 for the nine months ended September, 30, 2010, representing a 57% increase as compared with $7,503,360 for the same period of 2009. This increase is primarily due to (i) an increase in subcontracting charges and (ii) an increase in costs for raw and packing materials in line with the increase in sales revenue. As of the beginning of 2010, the Company has started a new production process of extracting useable substances from raw materials. This production process is still in its infancy stage, hence, subcontractors have been engaged to meet growing demand. The increase in costs of raw and packng materials such as PVC, Geosaurus, Savia Miltiorrhiza and Veneum Bufonis have also contributed to the increase in cost of sales.

Gross Profit
	Three Months Ended September 30,				% of
	2010		2009		change
		Gross		Gross
		Profit		Profit
		Margin		Margin
Plasters	519,513	17%	404,323	21%	28%

Granules	883,304	29%	564,813	29%	56%

Tablets	286,815	9%	199,800	10%	44%

Capsules	1,200,139	39%	787,083	40%	52%

Others	199,075	6%	-	-	100%

Total	$3,088,846	100%	$1,956,019	100%	58%

	Nine Months Ended September 30,				% of
	2010		2009		Change
		Gross		Gross
		Profit		Profit
		Margin		Margin
Plasters	1,425,753	17%	1,247,318	21%	14%

Granules	2,185,107	27%	1,651,492	27%	32%

Tablets	856,355	10%	603,143	10%	42%

Capsules	2,950,037	36%	2,570,301	42%	15%

Others	845,292	10%	-	-	100%

Total	$8,262,544	100%	$6,072,254	100%	36%

Gross profit increased 58% to $3,088,846 for the three months ended September 30, 2010, as compared to $1,956,019 for the three months ended September 30, 2009. Our gross profit margin fell 3% to 42% as of the three months ended September 30, 2010 from 45% as of the same period in 2009, mainly due to the increase in subcontracting charges.

Gross profit increased 36% to $8,262,544 for the nine months ended September 30, 2010, as compared to $6,072,254 for the nine months ended September 30, 2009. Our gross profit margin fell 4% to 41% as of the nine months ended September 30, 2010 from 45% as of the same period in 2009, mainly due to the increase in subcontracting charges and costs of raw and packing materials; effectively, the overall percentage increase in cost of sales offset an overall percentage increase in net sales.

Net income achieved for the three months and nine months ended September 30,2010 was $2,191,362 and $5,161,402, respectively, as compared with the corresponding periods in 2009 of $918,266 and $3,203,419, respectively, representing a increase of  139% and  61%, respectively.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				% of
	2010		2009		change
		% net of total sales		% net of total sales
Selling, general and administrative expenses	$998,913	14%	$1,177,302	27%	(15%)

	Nine Months Ended September 30,				% of
	2010		2009		Change
		% net of total sales		% net of total sales
Selling, general and administrative expenses	$2,846,732	14%	$2,814,031	21%	1%

Selling, general and administrative expenses were $998,913 and $2,846,732, respectively, for the three and nine months ended September 30, 2010, a (decrease) of (15%) and an increase of 1%, respectively, as compared to $1,177,302 and $2,814,031, respectively, for the same periods in 2009. The (decrease) for the 3 months ended September 30, 2010 was due primarily to decrease in amortization of intangible assets, advertising expenses and the reversal of a write-off related to an advance made to a supplier.

Interest Expenses

Total interest expense during the three and nine months ended September 30, 2009 increased and (decreased) approximately 32% and (10%) from $50,285 and $242,196, respectively, to $66,283 and $216,802 for the three and nine months ended September 30, 2010, respectively. The increase for the three months ended September 30, 2010 was mainly due to the fact that in the three months ended September 30, 2009, one of our two outstanding loans was settled in August 2009, and as such no interest paid during the months of August and September 2009.

Other Income

Total  other income (decreased) and increased approximately (11%) and 1% from $190,756 and $191,294 respectively, during the three and nine months ended September 30, 2009 to $ 169,841 and $193,319, respectively, for the three and nine months ended September 30, 2010. In the three months ended September 30, 2010, the $169,841 in total other income was comprised of the reversal of a write-off for deposits paid to suppliers. The suppliers subsequently delivered goods in accordance with their contract while in the comparable period for 2009, total other income was comprised solely of local government subsidies.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $4.8 million. We believe our existing cash and cash equivalents will be sufficient to maintain our operations at present level for at least the next twelve months. We plan to review acquisition opportunities as a strategy for further growth.

Maidisen’s primary sources and uses of cash for the nine months ended September 30, 2010 included income from continuing operations, adjusted for non-cash items of income and expenses, and purchases of equipments and intangible assets.

Net cash provided by operating activities from continuing operations was approximately $3.6 million for the nine months ended September 30, 2010. This was primarily due tonet income of approximately 5.1 million, adjusted by non-cash related expenses including depreciation and amortization of approximately $0.8 million and non-cash related income including reversal of a write-down on advance to suppliers of approximately $0.3 million. The net decrease in working capital items was mainly due to a decrease in accounts payables, accruals and other payables resulting from the decrease in purchases during this period as the Company reached its inventory buffer level to meet future sales. The net decrease in working capital items was partially offset by trade receivables, advance to suppliers and inventories.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $66,700, primary representing acquisition of property, plant and equipment and intangible assets.

Contractual Obligations

To date, our business has been dependent upon short term bank loans. As of September 30, 2010, we had total outstanding bank loans of $4,180,290, of which $4,180,290 represented short term debt. As of September 30, 2010, we had $1,343,665 outstanding under our loan from the China Merchant's Bank and $2,836,625 outstanding under our loans from the Xi'an City Commercial Bank. The following table sets forth our bank loan obligations as of September 30, 2010:

September 30, 2010
China Merchant's Bank
Terms of this loan call for interest 7% per annum, with principal due November 23, 2010. Loan is secured by personal guarantee of Dongke Zhao and Jinkun Wei.	$1,343,665
Xi’an City Commercial Bank, Zhonglou Branch
Terms of this loan call for interest 4.95% per annum, with principal due July 22, 2011. Loan is secured by the land and building of the Yangling factory.	$2,836,625

Total	$4,180,290

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

We did not issue any stock options to employees during the three months ended September 30, 2010, therefore financial statement disclosures are not required.

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

Statutory Reserve funds are restricted for set off against losses, expansion of production and operation or increase/decrease in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of September 30, 2010 and December 31, 2009, the Company had allocated $2,448,456 and $2,448,456, respectively, to these non-distributable reserve funds.

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

As of September 30, 2010, Maidisen, our PRC operating entity, had net assets of $22,247,621.  Because substantially all of our earnings and cash assets are denominated in Renminbi and the net proceeds from any future offering will be denominated in U.S. dollars, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect the relative purchasing power of future proceeds and our balance sheet and earnings per share in U.S. dollars following such transaction. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue after this offering that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

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

Recent Accounting Pronouncements

No new accounting pronouncements issued or effective during the fiscal year has had, or is expected to have, a material impact on the consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Dongke Zhao, the Company’s Chief Executive Officer (“CEO”), and Yanhong Ren, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended September 30, 2010. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the date of evaluation, there was a material weakness in the Company’s internal controls and therefore the Company’s internal controls over financial reporting was not effective. The material weakness was related to a lack of technical accounting expertise due to the lack of a sufficient number of personnel with an appropriate level of knowledge of and experience in generally accepted accounting principles in the United States of America (U.S. GAAP) that are appropriate to the Company's financial reporting requirements. As a result of such evaluation, the Company's CEO concluded that, as of the date of evaluation, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, or that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

Other than as disclosed above, there were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DK SINOPHARMA, INC.

Dated: November 22, 2010	By:	/s/ Dongke Zhao
Name: Dongke Zhao
Title: Chief Executive Officer

Dated: November 22, 2010	By:	/s/ Yanhong Ren
Name: Yanhong Ren
Title: Chief Financial Officer