Form 10-K
period 2014-06-30
VGambling, Inc.
filed 2015-04-01
CIK 1451448

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number	333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Hodges Bay Drive, Hodges Bay Antigua and Barbuda	_________
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code: (905) 580-2978

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.        Yes [   ]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]

No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]

No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [   ]       No [X]

As of December 31, 2013, the aggregate value of voting and non-voting common equity held by non-affiliates was $165,001.

As of March 15, 2015, we had 66,981,168 outstanding shares of common stock.

PART I

ITEM 1.  BUSINESS

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. VGambling is a development-stage next generation Internet gambling company. VGambling intends to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real money in our licensed and secure environment. VGambling intends to conduct real money interactive gaming on a global basis from bases in Canada and Antigua. VGambling has entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software.

VGambling is currently developing the bet for fun website www.vgambling.net and the real money wagering website www.vgambling.bet.

Our business office is located at Hodges Bay Drive, Hodges Bay, Antigua and Barbuda; our telephone number is (905) 580-2978. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

The Company has not yet implemented its business model and to date has generated no revenues.

VGambling has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Background of VGambling Inc.

We were incorporated on July 22, 2008 as Virtual Closet, Inc. under the laws of the State of Nevada. Our registered office is located at 112 North Curry Street, Carson City, NV 89703-4934 and our principal executive offices are located at Hodges Bay Drive, Hodges Bay, Antigua and Barbuda.

Our initial business plan was to seek business opportunities in the light manufacturing and household appliances industries specializing in the design, manufacturing and sales of automated household storage systems.

On May 10, 2010, we entered into an Exchange Agreement with Dong Ke Pharmaceuticals, Inc., a Delaware corporation, and as a result our company adopted the business of Dong Ke Pharmaceuticals, Inc.

On April 30, 2013, we consummated a transaction pursuant to an agreement entered into by and among DK Sinopharma, certain Shareholders of DK Sinopharma, Dong Ke Pharmaceutical, Inc., for the purposes of reversing the Share Exchange Agreement entered into by and among our company, You Ting Zhu, Ge Lin, and Jia Tan Fang (the “Virtual Closet Shareholders”), Dong Ke Pharmaceutical, Inc. and the Shareholders of Dong Ke Pharmaceutical, Inc. on May 10, 2010.

On May 20, 2013 , pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of H&H Arizona in exchange for  50,000,000 shares of our common stock.

Effective with the closing of the Share Exchange Agreement, Shawn Erickson resigned as director, President, Secretary and Treasurer and Grant Johnson was appointed as our director, President, Secretary and Chief Financial and Accounting Officer.

On August 12, 2014 we changed our name to VGambling, Inc.

Plan of Operation

We are a next generation Internet gambling company licensed in Canada which operates through our wholly-owned subsidiary H&H Arizona. H&H Arizona was incorporated in Antigua and Barbuda on February 8, 2011. We intend to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real money in our licensed and secure environment. We intend to conduct real money interactive gaming on a global basis from bases in Canada and Antigua. We have entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software. We are currently developing the Bet for Fun website www.vgambling.net and the real money wagering website www.vgambling.bet.

To date, our operations have been limited to technical and market research and organizational activities. We have not begun to design, develop or operate our wagering systems. To date, we have generated no revenues from our operations.

At the present time, we have not made any arrangements to raise additional cash. We will need additional cash and if we are unable to raise it, we will either suspend development and/or marketing operations until we do raise the cash necessary to continue our business plan, or we cease operations entirely. If we are unable to complete any phase of our business plan or marketing efforts because we don’t have enough money, we will cease our development and/or marketing activities until we raise money. Attempting to raise capital after failing in any phase of our business plan would be difficult. As such, if we cannot secure additional funds we will have to cease operations and investors will lose their entire investment.

The Company has not yet generated any revenue from its operations. As of June 30, 2014 we had $8,449 of cash on hand. We incurred operating expenses in the amount of $134,462 in the year ended June 30, 2014. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to June 30, 2014, we incurred operation expense in amount of $296,432.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of June 30, 2014 we have raised $181,525 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If VGambling is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering described herein and failure thereof would result in VGambling having to seek capital from other resources such as debt financing, which may not even be available to the company. However, if such financing were available, because VGambling is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If VGambling cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in VGambling common stock would lose all of their investment.

Within 12 months after we are able to raise the necessary funds, we intend to complete the design, development and testing of our online wagering systems. Our planned operations during this period involve two phases:

In the first phase, we intend to complete the development, testing and launching of our real money wagering website. We intend to develop and launch our online wagering systems within 6 months after we are able to raise the necessary funds.

The second phase, contingent upon a favourable outcome of the first phase, will be devoted to our Marketing and Sales efforts. We intend to develop and implement our affiliate marketing program and to commence our online marketing campaign. We expect our marketing efforts to commence within 3 months after the first phase is completed.

We currently have one full time employee and management does not plan to hire additional employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s principal executive offices is located at Hodges Bay Drive, Hodges Bay, Antigua and Barbuda and our registered office is located at 112 North Curry Street, Carson City, Nevada, 89703 and our telephone number is (905)-580-2978.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Markets Group system under the symbol “GMBL”.

Shown below are the ranges of high and low closing prices for our common stock for the periods indicated as reported by FINRA. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended

High

Low

September 30, 2012

$0.04

$0.04

December 31, 2012

$0.04

$0.04

March 31, 2013

$0.35

$0.05

June 30, 2013

$0.51

$0.10

September 30, 2013

$0.05

$0.03

December 31, 2013

$0.05

$0.05

March 31, 2014

$0.05

$0.01

June 30, 2014

$0.03

$0.01

Trades of our common stock are subject to Rule 15g-9 of the Securities Exchange Act of 1934, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system).  The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock.

As of June 30, 2014 we had thirty (30) shareholders of record. We have not paid cash dividends and we do not plan to pay dividends in the foreseeable future.  We do not have any outstanding warrants, options or other securities which can be converted into shares of our common stock.

During the year ended June 30, 2014, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market.  None of our officers or directors, nor any of our principal shareholders purchased any shares of our common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our June 30, 2014 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2009 Audited Financial Statements - Auditors Report.”

As of June 30, 2014, VGambling had $8,449 cash on hand and in the bank. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our wagering systems and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If VGambling is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in VGambling having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because VGambling is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If VGambling cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in VGambling common stock would lose all of their investment.

The development and marketing of our products will begin over the next 12 months. VGambling does not anticipate obtaining any further products or services.

We did not generate any revenue during the fiscal year ended June 30, 2014. As of the fiscal year ended June 30, 2014 we had $8,449 of cash on hand in the bank. We incurred operating expenses in the amount of $134,462 in the fiscal year ended June 30, 2014. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $296,432.

We do not have any plans to merge with any other entity.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to developing our systems and commencing operations is estimated to be approximately $500,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $15,000 over this same period. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VGambling Inc.

(formerly DK Sinopharma, Inc.)

June 30, 2014

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statement of Changes in Stockholders’ Equity

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY ST. #210 t SAN DIEGO t CALIFORNIA 9111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VGambling Inc. (formerly DK Sinopharma, Inc.)

We have audited the accompanying consolidated balance sheets of VGambling Inc. (formerly DK Sinopharma, Inc.) as of June 30, 2014 and 2013 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VGambling Inc. (formerly DK Sinopharma, Inc.) as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

____________________

PLS CPA, A Professional Corp.

January 22, 2015, except for Note 8 as to which date is April 1, 2015

San Diego, CA 92111

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Balance Sheets
ASSETS	June 30, 2014	June 30, 2013

Current Assets

Cash	$8,449	$-
Prepaid Expense	-	-

Total Current Assets	8,449	-

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$32,007	$1,796
Accrued Liabilities	1,587	-
Due to related parties	30,686	21,116
Notes payable	59,367	-

Total Liabilities	123,647	22,912

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001, 63,300,001 shares issued and outstanding, respectively	63,300	63,300

Additional Paid-in Capital	118,225	76,049

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(296,423)	(161,961)

Total Stockholders’ Equity	(115,198)	(22,912)

Total Liabilities and Stockholders’ Equity	$8,449	$-

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Operations
	Year Ended June 30, 2014	Year Ended June 30, 2013

Revenue	$-	$-

General and administrative	129,746	66,893
Professional fees	4,716	-

Total Operating Expenses	134,462	66,893

Net Loss	$(134,462)	$(66,893)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	63,300,001	34,715,891

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Changes in Stockholders’ Equity For the period from July 1, 2012 to June 30, 2014
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance – June 30, 2012	50,000,000	$ 50,000	$ 36,000	$ (95,068)	$ -	$ (9,068)

Recapitalization	13,300,001	13,300	(19,951)	–	(300)	(6,951)

Debt forgiven	–	–	60,000	–	–	60,000

Net loss for the period	–	–	–	(66,893)	–	(66,893)

Balance – June 30, 2013	63,300,001	$ 63,300	$ 76,049	$ (161,961)	$ (300)	$ (22,912)

Debt forgiven	–	–	42,176	–	–	42,176

Net loss for the period	–	–	–	(134,462)	–	(134,462)

Balance - June 30, 2014	63,300,001	$ 63,300	$ 118,225	$ (296,423)	$ (300)	$ (115,198)

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Cash Flows
	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash flows from operating activities

Net loss	$(134,462)	$(66,893)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	30,211	-
Accrued liabilities	1,587	-

Net cash used in operating activities	(102,664)	(66,893)

Cash flows from financing activities

Notes Payable	59,367	-
Due to related parties	51,746	66,893

Net cash provided by financing activities	111,113	66,893

Net increase/ (decrease) in cash	$8,449	$-

Cash, beginning of period	$-	$-

Cash, end of period	$8,449	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Accounts payable increased due to reverse merger	$-	$1,796
Due to shareholder increased due to reverse merger	-	5,155
Additional paid-in capital increased due to forgiveness	42,176	60,000

See accompanying notes to consolidated financial statements

VGAMBLING INC.

(FORMERLY DK SINOPHARMA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 AND 2014

1.

Nature of Operations and Continuance of Business

VGambling Inc. (formerly DK Sinopharma, Inc.) (the “Company”) was incorporated in the state of Nevada on July 22, 2008.  On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation, an Antigua and Barbuda corporation which is in the business of internet gambling.

On May 10, 2010, the Company completed its merger with Dongke Pharmaceuticals Inc., a Delaware company, in accordance with the Share Exchange Agreement.  Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Dongke from the Dongke shareholders.  In exchange for their interests, the Company issued to Donke shareholders an aggregate of 1,941,818 shares of the Company’s common stock.  The reverse merger was cancelled on April 30, 2013, and 26,700,000 shares were returned to treasure.

On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation.  Under the terms of the agreement, the Company acquired all of the outstanding capital stock and ownership interests of H&H Arizona Corporation from the H&H Arizona shareholders.  In exchange for the interest, the Company issued to the H&H Arizona shareholders 50,000,000 shares of the Company’s common stock.  As a result of the consummation of the Exchange Agreement, H&H Arizona became the Company’s wholly-owned subsidiary and the Company’s operating entity.

H&H Arizona Corporation is treated as the “accounting acquirer” in the accompanying financial statements.  In the transaction, the Company issued 50,000,000 common shares to the shareholders of H&H Arizona Corporation; such shares represented, immediately following the transaction, 79% of the outstanding shares of the Company.  The transaction was accounted for as a “reverse merger” and a reverse recapitalization and the issuances of common stock were recorded as a reclassification between paid-in-capital and par value of Common Stock.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiary H&H Arizona Corporation.  All significant intercompany transactions and balances have been eliminated. The Company has elected a June 30 year-end.

b)

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d)

Income Taxes

The Company accounts for income taxes under ASC 740 "Income Taxes," which codified SFAS 109, "Accounting for Income Taxes" and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

e)

Net Loss per Share

Net income (loss) per common share is computed pursuant to ASC Topic 260 “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

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

f)

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. Foreign exchange items are translated to US dollars in accordance with ASC 830, “Foreign Currency Translation Matters”, using the exchange rate prevailing at the balance sheet date. Monetary assets and liabilities are translated using the exchange rate at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

g)

Share Based Expenses

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505-50, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

h)

Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the year ended June 30, 2013, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The

adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended June 30, 2014, the Company has an accumulated deficit of $296,423.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.

Acquisition of H&H Arizona Corporation and Recapitalization

On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation.  Under the terms of the agreement, the Company acquired all of the outstanding capital stock and ownership interests of H&H Arizona from the H&H Arizona shareholders.  In exchange for the interest, the Company issued to the H&H Arizona shareholders 50,000,000 shares of the Company’s common stock.  As a result of the consummation of the Exchange Agreement, H&H Arizona became the Company’s wholly-owned subsidiary and the Company’s operating entity.

5.

Related Party Transactions

a)

As at June 30, 2014, the Company was indebted to the President of the Company in the amount of $30,686 ($21,116 – June 30, 2013), which is non-interest bearing, unsecured, and due on demand.

b)

Grant Johnson, the President of the Company, had forgiven a total of $85,000, 60,000 and 60,000 salary during the period ended June 30, 2012, 2013 and 2014, respectively.

c)

During the year ended June 30, 2014, the Company incurred rent of $6,726 (2013 - $5,972) to the President of the Company.  The company rent office from the President of the Company month to month.

d)

On February 20, 2013, the Company entered into an employment contract with Mr. Shawn Erickson to issue 10,000,000 common shares at a price of $0.01 per share to Mr. Erickson in exchange for his services.  Mr. Erickson’s employment contract was terminated on May 20, 2013, the Company did not seek the refund of $75,000 worth of shares issued as one of the conditions of the termination of the employment contract.  The company expensed remaining balance of $75,000 at termination date.

6.

Convertible promissory notes

a)

On February 28, 2014, the Company entered into a convertible promissory note agreement with an arms length individual whereby the Company has borrowed $9,367 (CAD$10,000).

The Note is interest bearing at 5% per month, calculated monthly, not in advance, The Company is obligated to repay the principal with any interest by December 31, 2014.  The Note is convertible into

Common Shares at a 50% discount to the price of Common Shares offered in the next round equity investors of the Company.

As of June 30, 2014, the note has accrued $157 in interest.

Subsequently, the Company and noteholder agreed to convert the convertible promissory note plus accrued interest $2,729 (CAD$3,000) at $0.05 per share for a total of 236,500 shares in September 2014.

b)

On April 4, 2014, the Company entered into a convertible promissory note agreement with an arms length individual whereby the Company has borrowed $50,000.

The convertible promissory note is interest bearing at 12% per annum commencing April 4, 2014.  The Company is obligated to repay the principal with any interest by April 5, 2015 (the “maturity date”).  The convertible promissory note is convertible on or before the date of the repayment in full of this note in an equity finance resulting in gross proceeds to the Company of at least $500,000.00 (including the conversion of the note and other debts (a “Qualified Financing”)), then the holder of the outstanding principal and unpaid accrued interest balance of this note shall have the option to convert, in whole or in part, by the Holder into such note at a conversion price equal to 50% of the per share price paid by the investors, and otherwise on the same terms and conditions as given to the Investors in the Qualified Financing. If the conversion of this Note would result in the issuance of a fractional share, the Company shall, in lieu of issuance of any fractional share, pay the Holder otherwise entitled to such fraction a sum in cash equal to the product resulting from multiplying the then current fair market value of one share of the class and series of shares into which this Note has converted by such fraction, unless such amount is less than ten dollars ($10).

As of June 30, 2014, the note has accrued $1,430 in interest

Subsequently, the Company and noteholder agreed to convert the convertible promissory notes of $50,000 plus accrued interested $3,000 at $0.075 per share for a total of 706,667 shares in September 2014.

7.

Common Stock

a)

On May 10, 2010, the Company entered into a Share Exchange Agreement with the Dong Ke Pharmaceutical, Inc., a Delaware corporation.  Pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Dong Ke from the Dong Ke shareholders.  In exchange for the interest, the Company issued to the Dong Ke shareholders 1,941,818 shares of the Company’s common stock.  Additionally, as a result of the consummation of the Exchange Agreement, 10,015,000 of the Company shares were cancelled.

On April 30, 2013, the Company entered into an Agreement to reverse the above agreement and cancelled 1,941,818 of the Company shares.

b)

On April 30, 2013, the Company issued 10,000,000 shares at a fair value of $100,000 as a commencement bonus for consulting services to the Company’s President.

c)

On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation, an Antigua and Barbuda corporation.  Pursuant to the terms and the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interest of H&H from the H&H shareholders.  In exchange for the interest, the Company issued to the H&H shareholders 50,000,000 shares of the Company’s common stock.

8.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $296,423 which will start to expire in 2030. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At June 30, 2014 and 2013, deferred tax assets consisted of the following

	2014 $	2013 $

Deferred tax assets	100,784	55,067
Less: valuation allowance	(100,784)	(55,067)

Provision for income taxes	–	-

9.

Subsequent Events

a)

The convertible promissory notes of $9,096 (CAD$10,000) plus accrued interest of $2,729 (CAD$3,000) were converted at $0.05 per share for a total of 236,500 shares in September 2014.

b)

The convertible promissory notes of $50,000 plus accrued interested of $3,000 were converted at $0.075 per share for a total of 706,667 shares in September 2014.

c)

The Company changed its name from DK Sinopharma, Inc. to VGambling Inc. on August 12, 2014.

d)

On September 30, 2014, the Company increased authorized share capital from 75,000,000 to 500,000,000 shares of stock having a par value of $0.001 per share.

e)

On September 11, 2014, the Company issued 308,000 shares at a fair value of $30,800 in exchange for consulting services.

f)

On September 11, 2014, the Company issued 1,580,000 common shares at $0.10 per share for proceeds of $158,000.

g)

On January 7, 2015, 300,000 common shares were issued at a price of $0.05 per share to the director and consultants in consideration for advisory services rendered to the Company. Also on January 7, 2015, 50,000 common shares issued at a price of $0.05 per share to consultant in consideration for future website services rendered to the Company.

h)

On February 6, 2015, 100,000 common shares were issued at a price of $0.19 per share to an advisor in consideration for future advisory services rendered to the Company.

i)

On March 13, 2015, 400,000 common shares were issued at a price of $0.15 per share to a non related shareholder.

ITEM 9.  CHANGES AN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive and financial officer is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures are those procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive and financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, it was concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2014 we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (1992).  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based upon this assessment, management concluded that our internal control over financial reporting was effective. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name Age Position(s) Grant Johnson 55 President, Secretary/ Treasurer, Chief Financial and Accounting Officer and a Director.

Our directors serve until their respective successors are elected and qualified. All officers are appointed by, and serve at the discretion of, our Directors.

Grant Johnson became our officer and director on May 20, 2013.  From 2007 to late 2013 Mr. Johnson advised several early and development stage companies as a Sales Management and Business Development Consultant. Mr. Johnson has advised companies in numerous industries including retail, direct marketing, manufacturing, distribution, logistics, commodities trading and Internet based businesses. From early 2003 to 2007 Mr. Johnson was co-founder, President, Chief Operating Officer and Director of Swiss Medica Inc., a US publicly listed company. Swiss Medica was a natural product manufacturer and leading Internet based nutraceutical sales and distribution company. From early 1996 to late 1999 Mr. Johnson Vice President of Vancouver based Starnet Communications International, Inc. an Internet gambling company. Mr. Johnson obtained his Bachelor of Arts degree in economics and history from the University of Western Ontario in 1983.

We do not have a nominating or compensation committee.  Our Audit Committee consists solely of Grant Johnson, our sole officer and director.

ITEM 11. EXECUTIVE COMPENSATION.

The following chart shows the compensation earned by our executive officers for the prior two fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	All Other Compensation ($)	Total

Shawn Erickson (former CEO)(1)	2014 2013	$-- $--	$-- $--	$-- $--	-- --	-- --	-- --
Grant Johnson CEO(2)	2014 2013	$60,000 $60,000	$-- $--	$-- $--	-- --	-- --	$60,000 $60,000

(1) Shawn Erickson resigned as our officer, and Director, on May 20, 2013.
(2) Grant Johnson became our officer and director on May 20, 2013

On March 1, 2014, H&H Arizona entered into a one year Employment Agreement with Grant Johnson to serve as our Chief Executive Officer and Chief Financial Officer. The agreement provides for an annual salary of USD$60,000. Mr. Johnson devotes approximately 90% of his time to our business.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 15, 2015, the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our common stock, (ii) each of our directors and executive officers and (iii)  all of our directors and executive officers as a group.

Name and Address

Percent

of Beneficial Owner

Shares Owned

of Class

Grant Johnson,

50,000,000

74.6%

1394 Pineway Court

Oakville, ON Canada

Shawn Erickson

10,000,000

14.9%

122-201 Rua Figueiredo Magnalhaes

Rio de Janeiro, RJ, Brazil

All Officers and Directors

   as a group (one person)

50,000,000

74.6%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Grant Johnson, our sole director, is not independent as that term is defined in Section 803 of the Listing Standards of the NYSE MKT.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2014, the total fees charged to us for audit services, including quarterly reviews were $12,000, for audit-related services were $0 and $0 for tax services and other services.

For the year ended June 30, 2013, the total fees charged to us for audit services, including quarterly reviews were $0, for audit-related services were $0 and $0 for tax services and other services.

PART IV

Item 15. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer *
32.1	Section 1350 Certifications of Chief Executive and Financial Officers

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2015.

VGAMBLING, INC. By: /s/ Grant Johnson Grant Johnson Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title Date /s/ Grant Johnson Chief Executive, Principal April 1, 2015 Grant Johnson Accounting, and Financial Officer and a Director