Form 10-Q
period 2014-09-30
VGambling Inc.
filed 2015-04-06
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ]   No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2014, the registrant had 66,131,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

(formerly DK Sinopharma, Inc.)

SEPTEMBER 30, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and June 30, 2014	4

Consolidated Statements of Operations for the Three Months Ended September 30, 2014, and for the Three Months Ended September 30, 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2014, and for the Three Months Ended September 30, 2013 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc. (formerly DK Sinopharma, Inc.) Balance Sheets (Unaudited)
ASSETS	September 30, 2014	June 30, 2014 (Audited)

Current Assets
Cash	$54,057	$8,449
Prepaid Expenses	40,000	-
Total Current Assets	94,057	8,449

License	30,000	-

Total Assets	$124,057	$8,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$28,119	$32,007
Accrued Liabilities	-	1,587
Due to related parties	32,373	30,686
Notes payable	-	59,367

Total Liabilities	60,492	123,647

Stockholders’ Equity

Common stock Authorized: 75,000,000 shares, par value $0.001, 66,131,168 shares issued and outstanding, respectively	66,131	63,300

Additional Paid-in Capital	369,019	118,225

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(371,285)	(296,423)

Total Stockholders’ Equity	63,565	(115,198)

Total Liabilities and Stockholders’ Equity	$124,057	$8,449

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Expenses (Unaudited)
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Revenue	$-	$-

General and administrative	69,972	17,677
Professional fees	4,890	-

Total Operating Expenses	74,862	17,677

Net Loss	$(74,862)	$(17,677)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	63,984,554	63,300,001

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Cash Flows
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Cash flows from operating activities

Net loss	$(74,862)	$(17,677)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	30,800	-

Changes in operating assets and liabilities:
Accounts payable	(3,888)	15,000
Accrued liabilities	3,871	-
Prepaid expenses	(40,000)	-

Net cash used in operating activities	(84,079)	(2,677)

Cash flows from investing activities

Purchase of License	(30,000)

Net cash provided by investing activities	(30,000)	-

Cash flows from financing activities

Proceeds from issuance of common stock	158,000	-
Subscription receivable	-	-
Notes Payable	-	-
Due to related parties	1,687	2,677

Net cash provided by financing activities	159,687	2,677

Net increase/ (decrease) in cash	$45,608	$-

Cash, beginning of period	$8,449	$-

Cash, end of period	$54,057	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant non-cash investing and financing activities:
Notes conversion to stock	$64,825	$-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

(FORMERLY DK SINOPHARMA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND 2013

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

The Company changed company name from DK Sinopharma, Inc. to VGambling, Inc on August 12, 2014.

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended September 30, 2014, the Company has an accumulated deficit of $371,285.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

As of September 30, 2014, the Company was indebted to the President of the Company in the amount of $32,373 (June 30, 2014 - $30,686), which is non-interest bearing, unsecured, and due on demand.

b)

Grant Johnson, the President of the Company, had forgiven a total of 60,000 salary during the period ended June 30, 2014. During the three months ended September 30, 2014 and 2013, the Company incurred salary of $15,000 and $15,000 to the President of the Company, respectively.

c)

During the three months period ended September 30, 2014, the Company incurred rent of $1,653 (September 30, 2013 - $1,493) to the President of the Company.  The company rent office from the President of the Company month to month.

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

d)

On August 29, 2014, the $50,000 promissory note and accrued interested were converted to 706,667 shares of the Company’s common stock.

e)

On September 11, 2014, the $9,367 (CAD $10,000) promissory note and accrued interest were converted to 236,500 shares of the Company’s common stock.

f)

On September 11, 2014, the Company issued 308,000 shares at a fair value of $30,800 in exchange for consulting services.

g)

On September 11, 2014, the Company issued 1,580,000 common shares at $0.10 per share for proceeds of $158,000.

h)

The Company increased authorized share capital from 75,000,000 to 500,000,000 shares of stock having a par value of $0.001 per share.

8.

Subsequent events

a)

On January 7, 2015, 300,000 common shares were issued at a price of $0.05 per share to the director and consultants in consideration for advisory services rendered to the Company. Also on January 7, 2015, 50,000 common shares were issued at a price of $0.05 per share to consultant in consideration for future website services rendered to the Company.

b)

On February 6, 2015, 100,000 common shares were issued at a priced of $0.19 per share to a director in consideration for future advisory services rendered to the Company.

c)

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of September 30, 2014 we had $54,057 of cash on hand. We incurred operating expenses in the amount of $74,862 in the three months ended September 30, 2014. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to September 30, 2014, we incurred operation expense in amount of $371,285.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of September 30, 2014 we have raised $435,150 from the sales of our common stock.

Management believes that if subsequent private placements are successful, we will generate sales revenue by September 2015. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If VGambling is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be very difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of a private placement offering. However, if debt financing were available, because VGambling is a development stage company with no operations to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. If VGambling cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in VGambling’s common stock would lose all of their investment.

Within 12 months after we are able to raise the necessary funds (approximately $500,000), we intend to complete the design, development and testing of our online wagering systems. Our planned operations during this period involve two phases:

In the first phase, we intend to complete the development, testing and launching of our real money wagering website. We intend to develop and launch our online wagering systems within 6 (paragraph above says 12 months) months after we are able to raise the necessary funds.

The second phase, contingent upon a favourable outcome of the first phase, will be devoted to our Marketing and Sales efforts. We intend to develop and implement our affiliate marketing program and to commence our online marketing campaign. We expect our marketing efforts to commence within 3 months after the first phase is completed.

We currently have one full time and two part time employees and management does not plan to hire additional employees at this time. We do not expect the purchase or sale of any significant equipment and we have no current material capital commitments.

Off Balance Sheet Arrangements

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

(Evaluation of internal control is only required in the 10-K).

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Registrant is not currently involved in any litigation.

Item 1a.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosure

[Not Applicable]

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Principal Executive and Financial Officer
(1) Incorporated by reference from the Company’s filing with the Commission on December 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 6, 2015. VGAMBLING, INC. BY: /s/ Grant Johnson Grant Johnson, Principal Executive and Financial Officer