Form 10-Q
period 2014-12-31
VGambling Inc.
filed 2015-04-07
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Hodges Bay Drive, Hodges Bay Antigua and Barbuda	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of December 31, 2014, the registrant had 66,481,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

(formerly DK Sinopharma, Inc.)

DECEMBER 31, 2014

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2014 (Unaudited) and June 30, 2014	4

Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2014, and for the Three and Six Months Ended December 31, 2013 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three and Six Months Ended December 31, 2014, and for the Three and Six Months Ended December 31, 2013 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc. (formerly DK Sinopharma, Inc.) Balance Sheets (Unaudited)
ASSETS	December 31, 2014	June 30, 2014
		(Audited)
Current Assets

Cash	$18,901	$8,449
Prepaid Expenses	20,500	-

Total Current Assets	39,401	8,449

License	30,000	-

Total Assets	$69,401	$8,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$31,019	$32,007
Accrued Liabilities	3,000	1,587
Due to related parties	32,807	30,686
Notes payable	-	59,367

Total Liabilities	66,826	123,647

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001, 66,481,168 and 63,300,001 shares issued and outstanding, respectively	66,431	63,300

Additional Paid-in Capital	383,719	118,225

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(447,275)	(296,423)

Total Stockholders’ Equity	2,575	(115,198)

Total Liabilities and Stockholders’ Equity	$69,401	$8,449

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Expenses (Unaudited)
	Three Months Ended December 31, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Revenue	$-	$-	$-	$-

General and administrative	53,151	18,627	123,123	36,304
Professional fees	22,839	-	27,729	-

Total Operating Expenses	75,990	18,627	150,852	36,304

Net Loss	$(75,990)	$(18,627)	$(150,852)	$(36,304)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	66,134,429	63,300,001	65,074,878	63,300,001

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Cash Flows
	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013

Cash flows from operating activities

Net loss	$(150,852)	$(36,304)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	45,800

Changes in operating assets and liabilities:
Accounts payable	(988)	31,978
Accrued liabilities	6,871	-
Prepaid expenses	(20,500)	-
Net cash used in operating activities	(119,669)	(4,326)

Cash flows from investing activities
Purchase of License	(30,000)
Net cash provided by investing activities	(30,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock	158,000	-
Subscription receivable	-	-
Notes Payable	-	-
Due to related parties	2,121	4,326
Net cash provided by financing activities	160,121	4,326

Net increase/ (decrease) in cash	$10,452	$-
Cash, beginning of period	$8,449	$-
Cash, end of period	$18,901	$-

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant non-cash investing and financing activities:
Notes conversion to stock	$64,825	$-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

(FORMERLY DK SINOPHARMA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended December 31, 2014, the Company has an accumulated deficit of $447,275.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

As at December 31, 2014, the Company was indebted to the President of the Company in the amount of $32,807 (June 30, 2014 - $30,686), which is non-interest bearing, unsecured, and due on demand.

b)

Grant Johnson, the President of the Company, had forgiven a total of $60,000 salary during the period ended June 30, 2014,.  During the three months and six months period ended September 30, 2014, the Company incurred salary of $15,000 ($15,000 in 2013) and $30,000 ($30,000 in 2013) to the President of the Company, respectively.

c)

During the six months period ended December 31, 2014, the Company incurred rent of $3,238 (December, 2013 - $3,363) to the President of the Company.  The company rent office from the President of the Company month to month.

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

e)

On February 14, 2014, the Company entered into an employment contract with Mr. Chul Woong Lim to issue 100,000 common shares at a price of $0.05 per share to Mr. Lim for his advisory services for 2014.  The shares was issued on January 7, 2015.

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

Subsequent Event

a)

On January 7, 2015, 300,000 common shares were issued at a price of $0.05 per share to the director and consultants  in consideration for advisory services rendered to the Company. Also on January 7, 2015, 50,000 common shares were issued at a price of $0.05 per share to consultant in consideration for future website services rendered to the Company.

b)

On February 6, 2015, 100,000 common shares were issued at a price of $0.19 per share to a director in consideration for future advisory services rendered to the Company.

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

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. VGambling is a development-stage next generation Internet gambling company. VGambling intends to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real money in our licensed and secure environment. VGambling intends to conduct real money interactive gaming on a global basis from bases in Canada and Antigua. VGambling has entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software. VGambling has an agreement with CAMS, LLC to provide global electronic payment and risk management solutions.

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

Plan of Operation

The Company has not yet generated any revenue from its operations. As of December 31, 2014 we had $18,901 of cash on hand. We incurred operating expenses in the amount of $139,352 in the six months ended December 31, 2014. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to December 31, 2014, we incurred operation expense in amount of $435,775.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of December 31, 2014 we have raised $435,150 from the sales of our common stock.

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

We currently have one full time and three part time employees and management does not plan to hire additional employees at this time. We do not expect the purchase or sale of any significant equipment and has no current material commitments.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April, 2015.

VGAMBLING INC. BY: /s/ Grant Johnson Grant Johnson, Principal Executive and Financial Officer