Form 10-Q
period 2015-03-31
VGambling Inc.
filed 2015-05-08
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2015, the registrant had 66,981,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

(formerly DK Sinopharma, Inc.)

MARCH 31, 2015

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2015 (Unaudited) and June 30, 2014	4

Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2015, and for the Three and Nine Months Ended March 31, 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2015 and 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc. (formerly DK Sinopharma, Inc.) Balance Sheets (Unaudited)
ASSETS	March 31, 2015	June 30, 2014
		(Audited)
Current Assets

Cash	$25,859	$8,449
Prepaid Expenses	20,503	-

Total Current Assets	46,362	8,449

License	30,000	-

Total Assets	$76,362	$8,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$31,148	$32,007
Accrued Liabilities	2,500	1,587
Due to related parties	11,146	30,686
Notes payable	-	59,367

Total Liabilities	44,794	123,647

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001, 66,981,168 and 63,300,001 shares issued and outstanding, respectively	66,981	63,300

Additional Paid-in Capital	489,662	118,225

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(524,775)	(296,423)

Total Stockholders’ Equity	31,568	(115,198)

Total Liabilities and Stockholders’ Equity	$76,362	$8,449

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Expenses (Unaudited)
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

Revenue	$-	$-	$-	$-

General and administrative	61,257	24,452	184,380	60,756
Professional fees	16,243	-	43,972	-

Total Operating Expenses	77,500	24,452	228,352	60,756

Net Loss	$(77,500)	$(24,452)	$(228,352)	$(60,756)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	66,620,057	63,300,001	65,570,991	63,300,001

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Statement of Cash Flows
	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014

Cash flows from operating activities

Net loss	$(228,352)	$(60,756)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	69,800	-

Changes in operating assets and liabilities:
Accounts payable	(859)	48,305
Accrued liabilities	913	-
Prepaid expenses	(20,503)	-

Net cash used in operating activities	(179,001)	(12,451)

Cash flows from investing activities

Purchase of License	(30,000)	-

Net cash provided by investing activities	(30,000)	-

Cash flows from financing activities

Proceeds from issuance of common stock	305,318	-
Subscription receivable	-	-
Notes Payable	(59,367)	8,998
Due to related parties	(19,540)	5,627

Net cash provided by financing activities	226,411	14,625

Net increase/ (decrease) in cash	$17,410	$2,174

Cash, beginning of period	$8,449	$-

Cash, end of period	$25,859	$2,174

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

(FORMERLY DK SINOPHARMA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2015 AND 2014

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended March 31, 2015, the Company has an accumulated deficit of $524,775.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

As at March 15, 2015, the Company was indebted to the President of the Company in the amount of $11,146 (June 30, 2014 - $30,686), which is non-interest bearing, unsecured, and due on demand.

b)

Grant Johnson, the President of the Company, had forgiven a total of $60,000 salary during the period ended June 30, 2014.  During the three months and nine months period ended March 31, 2015, the Company incurred salary of $15,000 and $45,000 to the President of the Company, respectively.

c)

During the nine months period ended March 31, 2015, the Company incurred rent of $4,688 (March 31, 2014 - $4,995) to the President of the Company.  The company rent office from the President of the Company month to month.

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

e)

On January 7, 2015, the Company issued 100,000 shares at a price of $0.05 per shares to a director for his advisory services for 2014.

f)

On March 31, 2015, the President of the Company had forgiven a total of $24,993 for the rent expenses payable to him and the Company recorded them as additional paid in capital.

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

i)

On February 6, 2015, 100,000 common shares were issued at a priced of $0.19 per share to a director in consideration for future advisory services rendered to the Company.

j)

On March 13, 2015, 400,000 common shares were issued at a price of $0.15 per share plus 200,000 shares of warrant which has the rights to purchase the Company stocks at a price of $0.25 per share within 2 years from the date of issuance to a non related shareholder.

8.

Subsequent Event

The Company has been accepted to the OTCQB exchange On April 16, 2015.

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

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. VGambling is a development-stage next generation Internet gambling company. VGambling intends to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real money in our licensed and secure environment. VGambling intends to conduct real money interactive gaming on a global basis from bases in Canada and Antigua. VGambling has recently been issued a Client Provider Authorization Permit to conduct real money interactive gaming on a global basis from bases in Canada and Antigua by the Kahnawake Gaming Commission. VGambling has entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software. VGambling has an agreement with CAMS, LLC to provide global electronic payment and risk management solutions.

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

Results of Operations

Working Capital

	March 31, 2015 $	June 30, 2014 $
Current Assets	46,362	8,449
Current Liabilities	44,794	123,647
Working Capital (Deficit)	1,568	(115,198)

Cash Flows

	Three months ended March 31, 2015 $	Three months ended March 31, 2014 $
Cash Flows from (used in) Operating Activities	(179,001)	(12,451)
Cash Flows from (used in) Investing Activities	(30,000)	-
Cash Flows from (used in) Financing Activities	226,411	14,625
Net Increase (decrease) in Cash during period	17,410	2,174

Operating Revenues

From July 22, 2008 (date of inception) to March 31, 2015, the Company did not record any revenues.

Three-month ended March 31, 2015

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2015 was $77,500 compared to $24,452 for the three months ended March 31, 2014.   The Company incurred general and administrative expenses of $61,257, an increase of $36,805 primarily in salaries and consulting fees, and an increase of $16,243 in professional fees relating to increased legal and audit costs.

Net loss for the three months ended March 31, 2015 was $77,500 compared with a net loss of $24,452 for the three months ended March 31, 2014.

Nine-Month ended March 31, 2015

Operating Expenses and Net Loss

Operating expenses for the nine months ended March 31, 2015 was $228,352 compared to $60,756 for the nine months ended March 31, 2014.   The Company incurred general and administrative expenses of $184,380, an increase of $123,624 primarily in salaries and consulting fees, and an increase of $43,972 in professional fees relating to increased legal and audit costs.

Net loss for the nine months ended March 31, 2015 was $228,352 compared with a net loss of $60,756 for the nine months ended March 31, 2014.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of March 31, 2015 we had $25,859 of cash on hand. We incurred operating expenses in the amount of $225,802 in the nine months ended March 31, 2015. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to March 31, 2015, we incurred operation expense in amount of $524,775.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of March 31, 2015 we have raised $556,643 from the sales of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of May, 2015.

VGAMBLING, INC.

By:   s/s Grant Johnson

Grant Johnson, Chief Executive Officer