Form 10-K
period 2015-06-30
VGambling Inc.
filed 2015-10-13
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number	333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
60 Nevis Street, St. John’s Antigua and Barbuda	_________
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code: (905) 580-2978

Securities registered pursuant to Section 12(b) of the act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ]

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

Yes [X]     No[   ]

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

Yes [   ]      No [   ]

As of June 30, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was $1,304,425

As of September 15, 2015, the Company had 68,756,168 outstanding shares of common stock.

PART I

ITEM 1.  BUSINESS

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. VGambling is a development-stage next generation Business-to-Consumer (“B2C”) online and mobile gambling company.

VGambling intends to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real-money in our licensed and secure environment. VGambling intends to conduct real-money interactive gaming on a global basis from bases in Canada and Antigua. VGambling has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. The Permit allows VGambling’s wholly owned Antigua based subsidiary, H&H Arizona Corporation, to conduct real-money online gambling and wagering activities on a global basis. VGambling has entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software. VGambling has an agreement with CAMS, LLC to provide global electronic payment and risk management solutions.

VGambling is currently developing several play-money websites and the real-money wagering website www.vgambling.bet.

Our business office is located at 60 Nevis Street, St. John’s, Antigua and Barbuda; our telephone number is (905) 580-2978. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703; our telephone number is (775) 882-1013.

The Company has not yet implemented its business model and to date has not generated any revenues.

VGambling has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Industry Overview and Market Opportunity

Online Gambling Industry

The online gambling market represents one of the fastest growing segments of the gambling industry. H2 Gambling Capital, a leading supplier of data and market intelligence on the global gambling industry, estimates the current size of the global online gambling market at in excess of US$40 billion, with forecasts to exceed US$50 billion by 2017.

eGaming Report, H2 Gambling Capital, July 2014

Video Game Industry

The video game industry has become one of the largest forms of entertainment, and now exceeds both the music and movie industries in terms of revenues. Newzoo, a leading provider of market research on the global video game industry, estimates that the global video game market exceeded US$100B in 2014, and projects the global market to increase to more than US$150B by 2020.

Global Games Market Report 2014, Newzoo, March 2014

eSports Industry

eSports (also known as Electronic Sports, e-sports, or competitive gaming) is a term for organized multiplayer video game competitions. Last year Riot Games’ “League of Legends” world championship had 27 million streaming views. To provide some correlation, it was more than the average viewership of the World Series of baseball, which is the second most viewed sport in the USA. The number of professional eSports tournaments worldwide more than tripled from 430 in 2013 to 1,485 in 2014. Newzoo, a leading provider of market research on the vide game industry, estimates that the number of eSports frequent viewers exceeded more than 100M in 2015, and projects that enthusiasts will increase to more than 150M by 2018.

Worldwide eSports Video Consumption Forecast
(in Billions of Hours)
7.0
6.0
5.0
4.0
3.0
2.0
1.0
0
2010
2011
2012
2013
2014
2015E
2016E
2017E
2018E

Global Games Market Report 2014, Newzoo, March 2014

Our Solution

VGambling Inc. is a next generation online gambling company that combines video games and online gambling. VGambling Inc. brings these two huge industries together by offering our users from around the world the opportunity to bet on professional and amateur eSports events, and play in multi-player video game tournaments for real money in our secure and licensed environment. Utilizing VGambling Inc.’s peer-to-peer wagering system, we will offer real money betting exchange style wagering on all professional and wide range of amateur eSports events from around the world. In addition, VGambling Inc. intends to offer users the widest selection of video games of skill to be played online for real money in small groups, tournaments and major events.

Products and Services

eSports Event Wagering

VGambling intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of e-Sports events for real money in our licensed and secure environment. Real-money online esportsbook involves online wagering on the outcome of professional and amateur eSporting events using real-money. VGambling intends to offer users the opportunity to wager against other users utilizing our peer-to-peer wagering systems. VGambling intends to offer users the ability to wager on all major professional eSports events and a wide range of amateur eSports events broadcast live via streaming services including, but not limited to, twitch.tv, azubu.tv, ustream.tv and youtube.com. VGambling currently expects to launch online and mobile versions of eSports betting, initially for professional eSporting events and later for amateur events, under the VGambling brand beginning in the second half of 2015, excluding the United States. The Company intends to leverage third-party services for non-differentiating components of its eSports betting offering while it continues to control the payments, customer service, marketing and other key differentiating factors of the business.

Tournament Play

VGambling intends to offer users from around the world the ability to play and wager on multi-player video game tournaments for real money in our licensed and secure environment. VGambling Inc. intends to offer users the widest selection of video games of skill to be played online for real money in small groups, tournaments and major events. Users will be able to enter and play in tournaments utilizing their PC, game console or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. VGambling collects a percentage of each pot, or the rake, in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, and does not have any of its own capital at risk. VGambling currently expects to launch online and mobile versions of tournament  play, initially utilizing simple video games and later more complex video games, under the VGambling brand beginning in the second half of 2015, globally. The Company intends to leverage third-party services for non-differentiating components of its tournament play offering while it continues to control the payments, customer service, marketing and other key differentiating factors of the business.

Our Strengths

VGambling enjoys several strengths as it relates to its position within the marketplace and the current competition, including but not limited to,

Licensed and Regulated

VGambling is fully licensed and regulated to conduct its online gambling operations on a global basis. VGambling has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. The Permit allows VGambling’s wholly owned Antigua based subsidiary, H&H Arizona Corporation, to conduct real-money online gambling and wagering activities on a global basis. In addition, VGambling’s subsidiary, H&H Arizona Corporation, intends to apply for an Interactive Wagering License with the Financial Services Regulatory Commission of Antigua and Barbuda.

Peer-to-Peer Wagering Model

VGambling’s unique peer-to-peer wagering model allows the users to wager against other users, with no risk to the Company. VGambling’s real-money betting exchange style wagering will enable the Company to facilitate wagering on all professional eSports events and also on a wide range of amateur events broadcast online.

eSports Focused

VGambling is focused solely on next generation online gambling. VGambling will not offer users traditional casino style games like poker, craps or slots nor will it offer wagering on traditional sporting events like football or soccer. VGambling will be focused solely on delivering the widest selection of content rich video games played in multi-player tournament format and offering the widest range of eSports events all for real-money wagering.

Our Technology

On June 12, 2014, we entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. Under the Agreement, Swiss Interactive agrees to grant VGambling an exclusive license to offer certain Swiss Interactive developed eSports wagering platforms for real money play and wagering.

On October 21, 2014, we entered into an agreement with CAMS, LLC to provide VGambling with global electronic payment and risk management solutions. With this agreement, CAMS will provide VGambling IP Geo-Location services, Mobile Geo-Location, Device Intelligence, Player Age Verification, payment connectivity, chargeback representment and tokenization through a single integration to its centralized platform.

Our Plan of Operation

The Company has not yet generated any revenue from its operations. As of June 30, 2015 we had $100,865 of cash on hand. We incurred operating expenses in the amount of $304,260 in the year ended June 30, 2015. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to June 30, 2015, we incurred operation expense in amount of $598,573.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of June 30, 2015 we have raised $725,913 from the sales of our common stock.

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

In the first phase, we intend to complete the development, testing and launching of our real money wagering website. We intend to develop and launch our online wagering systems within six months after we are able to raise approximately $1,000,000.

In the second phase, contingent upon a favourable outcome of the first phase, will begin our Marketing and Sales efforts. We intend to develop and implement our affiliate marketing program and to commence our online marketing campaign. We expect our marketing efforts to commence within 3 months prior to the first phase is completed. We estimate that the costs involved in the first six months of the second phase will be approximately $2,000,000.

After the first phase we will need to purchase approximately $500,000 of additional equipment.

We currently have one full time and three part time employees.  We plan to hire additional employees within 6 months after we are able to raise the necessary funds.

To date, our operations have been limited to technical and market research and organizational activities. We have recently begun to design and develop, we have not commenced to operate our wagering systems. To date, we have not generated any revenues from our operations.

On June 12, 2014, we entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. Under the Agreement, Swiss Interactive agrees to grant VGambling an exclusive license to offer certain Swiss Interactive developed eSports wagering platforms for real money play and wagering. On October 21, 2014, we entered into an agreement with CAMS, LLC to provide

VGambling with global electronic payment and risk management solutions. With this agreement, CAMS will provide VGambling IP Geo-Location services, Mobile Geo-Location, Device Intelligence, Player Age Verification, payment connectivity, chargeback representment and tokenization through a single integration to its centralized platform. On November 7, 2014 we were approved as an online merchant by Skrill Limited, a company that allows payments and money transfers to be made through the Internet with a focus on low-cost international money transfers. On November 11, 2014 we were approved as an online merchant by paysafecard, MAC Ltd., is Europe's most popular and proven internet payment method. On December 3, 2104 we were approved as an online merchant by Paypal Pte Ltd., a leader in the online financial transaction processing industry. On January 13, 2015 we were approved as online merchant by Neteller, an e-money/e-wallet stored-value service owned and operated by publicly traded British global payments company Optimal Payments PLC. On January 26, 2015 we were approved as an online merchant by Entropay which offers VISA and MasterCard virtual prepaid credit cards. On February 15, 2015 we were approved as online Bitcoin, Litecoin and Dogecoin merchant by GoCoin, a leader in the online virtual currency transaction processing industry.

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in October 2015.

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

Our Marketing Strategy

VGambling’s B2C marketing strategy seeks to widen brand appeal to new and more casual and recreational customers, while continuing to provide exceptional service to existing and more experienced customers. Although the anticipated focus will initially be on professional eSports and simple video game tournaments, and later amateur eSports events and complex video game tournaments, offerings become more significant elements of the B2C business, we currently anticipate increasing our focus and attention on marketing efforts that highlight these offerings. VGambling will market its B2C brands, products and services, as applicable, through various legally permissible platforms and channels, including, without limitation, live eSports events, online tournaments, endorsement agreements and various media outlets.

Play-Money Websites

Play-money gaming, which is permitted in various jurisdictions, including the United States, that do not otherwise permit real-money gambling, involves players receiving virtual currency for free, or paying a fee to receive additional virtual currency, which can be used to play certain gaming offerings. In the future, the Company expects that some play-money games may require an additional fee to download software upgrades or to buy-in to certain advanced play. The Company’s proposed play-money game offerings will initially primarily consist of simple video games, and ultimately complex video games through VGambling Play. There will no cash prizes or other prizes for monetary value. The primary purpose of the play-money game offerings will be to direct users to the real-money wagering portal www.vgambling.bet

VGambling currently has the following play-money websites, available in local languages, under development;

www.vgambling.net,

www.vgambling.cn.com,

www.vgambling.eu,

www.vgambling.uk,

www.vgambling.jp,

www.vgambling.kr,

www.vgambling.in, and

www.vgambling.de.

Affiliate Program

VGambling intends to implement an aggressive affiliate marketing program. Affiliate marketing is a type of performance-based marketing in which a business, VGambing, rewards affiliates for each customer brought by the affiliate's own marketing efforts. VGambling intends to license the affiliate marketing software to manage the program from a recognized software provider.

eSports Events

VGambling intends to be an advertiser and sponsor of many of the world’s leading live and broadcast eSports events. VGambling intends to advertise and sponsor at several major professional eSports events held live in stadiums around the world. In addition, VGambling intends to advertise and sponsor many of the amateur eSports events that are broadcast online to a global audience.

Endorsement Agreements

VGambling intends to endorse several celebrities and professional video game players, or ambassadors, both at global and regional levels. In particular, these ambassadors will comprise professional eSports players and celebrities, which includes local, regional and global celebrities with an interest in video games and eSports. Celebrities will be engaged primarily to generate new customer participation and vertical growth and for customer experience and retention.

Media

VGambling has a multimedia approach focusing on acquiring and retaining customers both online and offline for its VGambling brand, products and services. This includes, among other things, affiliate partnerships, digital advertisements and online campaigns, paid search optimization, and various social media campaigns. VGambling will also engage third party search engine and online traffic optimization companies to increase the Company’s online presence and traffic to its websites. In addition, the Corporation intends to employ various display campaigns through banner advertisements, social media campaigns, and paid-for placements in search engines. These campaigns will directed at both desktop and mobile customers.

Our Growth Strategy

VGambling’s primary strategy is to enter into and expand its B2C business. VGambling continues to focus on the creation of long-term shareholder value by building upon its existing strengths and expanding and strengthening its portfolio of products and services that the Company expects will deliver sustainable, profitable long-term growth. To do this, VGambling is undertaking a number of ongoing strategic initiatives, including:

Strengthening and Expanding its Products and Services and Developing its Intellectual Property: While seeking to grow its online and mobile gambling offerings through innovative marketing campaigns, VGambling intends to expand its B2C business through the introduction of online and mobile eSports betting and the introduction of online and mobile video games. Through the introduction of eSports betting and a full video game offering, VGambling expects to attract new customers, cross-sell to customers and keep customer leisure time and spending within VGambling’s various products and services. VGambling seeks to become the global market leader across all of its gaming verticals through its comprehensive product offerings, customer service and dedication to security, game integrity and transparency. Moreover, VGambling seeks to develop its products and services and the intellectual property underlying them by, among other things, (i) developing product enhancements and improvements, including with respect to the security of its technology and customer data, as well as with respect to new content and features to enhance the overall customer experience, (ii) expanding the flexibility of its product offerings and technology infrastructure to allow for customization and integration to address new markets and jurisdictional demands, including new niche markets, (iii) improving its product and service offerings and underlying software and technology platform to adapt to the rapidly changing nature of the gaming and interactive entertainment industries, and (iv) protecting its intellectual property in jurisdictions where the Corporation determines there are strategic or other benefits for doing so.

Expanding its Geographical Reach: We currently intend to expand our geographical reach by seeking to obtain licensure in jurisdictions as they regulate online video game gambling, such as the United States, and by promoting the regulation of new markets, such as Asia. VGambling’s B2C business currently is focused on the markets in Asia and the Company blocks eSports wagering from the United States. If and when certain of these markets become regulated, VGambling expects they can become significant growth opportunities for the Company. The Company’s current strategy in Asia primarily seeks to promote brand awareness and market development through various gaming, non-gaming and land-based efforts, such as sponsorship of a celebrity brand ambassador and professional eSports events held around the world. VGambling is also actively seeking to obtain new licenses in certain regulated gaming markets to provide its online gaming offerings. VGambling’s multi-faceted strategy to expand its geographical reach includes (i) building relationships with governments, and (ii) working with regulators and government officials to implement regulations beneficial to each jurisdictions in which we may seek to operate.

Pursuing Strategic Acquisitions: VGambling may pursue strategic acquisitions to leverage its customer base and further its strategy of long-term growth and enhanced shareholder value.

Our Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the eSports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of eSports and video gambling products and services as VGambling intends, the competitors may offer an equivalent or superior product to that of the Company.  VGambling expects the number of companies offering products and services in each market segment to increase.  VGambling expects to compete directly with these companies, as well as other established companies that may enter the online eSports and video game gambling industry.  Many of VGambling’s current and potential competitors, including but not limited to Major League Gaming, World Gaming, Skilz, William Hill, and Pinnacle Sports, have far greater resources than the Company.

Regulations Affecting our Business

General

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws require us to obtain licenses or findings of suitability from gaming authorities for VGambling, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality and security of the applicant’s online real-money platform and gaming equipment and related software, as applicable, (iii) and, the past history of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms. The Company does not plan to market its gambling, products or services that are prohibited in such jurisdictions. If any director, officer or employee of ours fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, we may deem it necessary, or be required, to sever our relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship to, or material involvement with, us or any of our subsidiaries, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that such entities are in compliance with local standards on a worldwide basis. As a regulated entity, we are required to maintain strong corporate governance standards and are required to, among other things, maintain effective internal controls over our financial reporting and disclosure controls and procedures, maintain systems for accurate record keeping, file periodic reports with gaming authorities and maintain strict compliance with various laws and regulations applicable to us. In addition, there are various other factors associated with gambling operations that could burden our business and operations, including, without limitation, compliance with multiple and sometimes conflicting regulatory requirements, jurisdictional limitations on contract enforcement, foreign currency risks, certain restrictions on gambling activities, potentially adverse tax risks and tax consequences, and changes in the political and economic stability, regulatory and taxation structures and the interpretation thereof in the jurisdictions in which we operate. Any or all of such factors could have a material adverse effect on our business, operating results and financial condition.

Regulation of B2C Business

Our B2C subsidiary operates pursuant to a license granted by the gambling authority in the Mohawk Territory of Kahnawake in Canada. Our B2C subsidiary, H&H Arizona Corporation, intends to apply for an Interactive Wagering License with the Financial Services Regulatory Commission of Antigua and Barbuda. Each of these licenses grant us the authority to operate our B2C websites and authorize us to offer and operate online real-money gambling including, video games and wagering on eSports events, in certain permissible jurisdictions. As other jurisdictions enact gambling laws and regulations permitting online gaming, we expect our B2C subsidiaries to seek additional licenses and approvals to operate in those jurisdictions. The license granted to us by the gaming authority in the

Mohawk Territory of Kahnawake permits us to operate and accept customers in various jurisdictions around the world.

Regulatory Strategy

As a responsible provider to the regulated gambling industry, VGambling seeks to ensure that its systems and solutions comply with all the regulations and guidelines published by the jurisdictions in which its customers operate. This applies to its B2C businesses where such regulation exists. The Company partners with regulatory and governmental bodies, and its products, including, without limitation, its games, software engines and random number generators, undergo comprehensive, exhaustive and rigorous testing by independent industry leading internal and third-party testing, accreditation and certification laboratories (including, without limitation GLI, TST (Technical Systems Testing), BMM and eCOGRA Limited) to ensure security, consistency and game integrity. The Company seeks to meet or exceed best operational and customer protection practice requirements, each with a particular emphasis on fair and responsible gaming.

VGambling seeks to ensure that it obtains all permits, authorizations, registrations and/or licenses necessary to distribute its solutions, products and services in the jurisdictions in which it carries on business globally. VGambling further seeks a zero tolerance approach to money laundering, fraud and collusion and works with regulators and law enforcement globally on such matters. VGambling believes that it has a robust and extensive antimoney laundering policy and framework in effect, and conducts customer due diligence and background investigations while routinely monitoring customer activity (including, without limitation, deposits, cashouts, customer-to-customer transfers and game play), all in accordance with applicable legislation. VGambling also intends to have a dedicated compliance team that works with the Company’s employees and various departments to implement routine business activity monitoring and seeks to ensure that the Corporation complies with its regulatory obligations under its licenses, as well as all applicable anti-money laundering, anti-fraud and anti-collusion rules and laws.

In order to fulfil its objectives of pursuing opportunities in the development and marketing of electronic gambling solutions and platforms on a global basis, VGambling intends to undergo the necessary processes to obtain regulatory approval in jurisdictions in which its intends to carry on business (to the extent not already obtained). With respect to online gambling, VGambling intends to seek licensure in all jurisdictions in which licensure is available and strives to be among the first of the licensed operators in newly regulated jurisdictions.

Responsible Gaming

VGambling is dedicated to responsible gambling practices and seeks to provide its customers with the resources and services they need to play responsibly. These practices, resources and services include deposit limits, table and game play limits, voluntary restrictions on access and use of certain games, self-exclusion and cooling off periods, and voluntary permanent exclusions from our services, sites and applications. VGambling also intends to partner with various responsible gaming organizations around the world that conduct research, education and direct counselling for players.

Citizenship by Investment Program of Antigua and Barbuda

VGambling Inc.’s subsidiary H&H Arizona Corporation has recently applied to be designated an Approved Business by Antigua and Barbuda’s Citizenship by Investment Program Unit. If approved under the Program, a minimum $400,000 USD investment in Shares of H&H Arizona Corporation would qualify the investor and his family for citizenship in Antigua and Barbuda. H&H Arizona Corporation has applied to be approved to raise up to $10,000,000 USD of additional capital under Antigua and Barbuda’s Citizenship by Investment Program.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. The Company’s principal executive offices is located at 1st Floor, 60 Nevis Street, St. John’s, Antigua and Barbuda and our registered office is located at 112 North Curry Street, Carson City, Nevada, 89703 and our telephone number is (905) 580-2978.

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

$0.01

June 30, 2014

$0.03

$0.01

September 30, 2014

$0.35

$0.03

December 31, 2014

$0.25

$0.05

March 31, 2015

$0.20

$0.05

June 30, 2015

$0.20

$0.19

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

As of June 30, 2015 we had forty-eight (48) shareholders of record. We have not paid cash dividends and we do not plan to pay dividends in the foreseeable future.  We do not have any outstanding warrants, options or other securities which can be converted into shares of our common stock.

During the year ended June 30, 2015, we did not purchase any shares of our common stock from third parties in a private transaction or as a result of any purchases in the open market.  None of our officers or directors, nor any of our principal shareholders purchased any shares of our common stock from third parties in a private transaction or as a result of purchases in the open market during the year ended June 30, 2015.

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

Our auditor’s report on our June 30, 2015 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our Chief Executive Officer may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2015 Audited Financial Statements - Auditors Report.”

As of June 30, 2015, VGambling had $100,865 cash on hand. Management believes this amount will not satisfy our cash requirements for the next twelve months. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our wagering systems and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

We did not generate any revenue during the fiscal year ended June 30, 2015. As of the fiscal year ended June 30, 2015 we had $100,865 of cash on hand in the bank. We incurred operating expenses in the amount of $304,260in the fiscal year ended June 30, 2015. These operating expenses were comprised of professional fees and office and general expenses. Since inception we have incurred operating expenses of $598,573.

VGambling has no current plans, preliminary or otherwise, to merge with any other entity.

Off Balance Sheet Arrangements

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The minimum cost to developing our systems and commencing operations is estimated to be approximately $1,000,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $25,000 over this same period. Management believes that if the Company cannot raise sufficient capital or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

June 30, 2015

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statement of Changes in Stockholders’ Equity

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6

PLS CPA, A PROFESSIONAL CORPORATION

t4725 MERCURY ST. #210 tSAN DIEGO tCALIFORNIA 9111t

tTELEPHONE (858)722-5953 tFAX (858) 761-0341  tFAX (858) 764-5480

tE-MAIL changgpark@gmail.comt

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VGambling, Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VGambling, Inc. as of June 30, 2015 and 2014, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

October 13, 2015

San Diego, CA. 92111

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Balance Sheets
ASSETS	June 30, 2015	June 30, 2014

Current Assets

Cash	$100,865	$8,449
Prepaid Expense	32,243	-

Total Current Assets	133,108	8,449
License	30,000	-
Total Assets	163,108	8,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$26,068	$32,007
Accrued Liabilities	10,000	1,587
Due to related parties	-	30,686
Notes payable	-	59,367

Total Liabilities	36,068	123,647

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001, 68,696,168 and 63,300,001 shares issued and outstanding as of June 30, 2015 and 2014, respectively	68,646	63,300

Additional Paid-in Capital	657,267	118,225

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(598,573)	(296,423)

Total Stockholders’ Equity	127,040	(115,198)

Total Liabilities and Stockholders’ Equity	$163,108	$8,449

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Operations
	Year Ended June 30, 2015	Year Ended June 30, 2014

Revenue	$-	$-

Directors Compensation
General and administrative	129,746	66,893
Professional fees	4,716	-

Total Operating Expenses	134,462	66,893

Non-operating gain (loss)
Interest expense	(3,292)	(1,470)
Foreign exchange gain (loss)	5,402	(553)

Net Loss	$(302,150)	$(134,462)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	63,300,001	34,715,891

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Changes in Stockholders’ Equity For the period from July 1, 2013 to June 30, 2015
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance – June 30, 2013	63,300,001	$ 63,300	$ 76,049	$ (161,961)	$ (300)	$ (22,912)

Debt forgiven	–	–	42,176	–	–	42,176

Net loss for the period	–	–	–	(134,462)	–	(134,462)

Balance - June 30, 2014	63,300,001	$ 63,300	$ 118,225	$ (296,423)	$ (300)	$ (115,198)

Common stock issued for cash	3,645,000	3,645	380,855	–	–	384,500

Common stock issued for service	758,000	758	66,542	–	–	67,300

Common stock issued for debt conversion	943,167	943	63,882	–	–	64,825

Debt forgiven	–	–	27,763	–	–	27,763

Net loss for the period	–	–	–	(302,150)	–	(302,150)

Balance - June 30, 2015	68,646,168	$ 68,646	$ 657,267	$ (598,573)	$ (300)	$ 127,040

See accompanying notes to consolidated financial statements

VGambling Inc. (formerly DK Sinopharma, Inc.) Consolidated Statement of Cash Flows
	Year Ended June 30, 2015		Year Ended June 30, 2014

Cash flows from operating activities

Net loss	$(302,150)		$(134,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	67,300		-
Conversion of accrued interest	3,871
Changes in operating assets and liabilities:
Accounts payable	(5,939)		30,211
Accrued liabilities	10,000		1,587
Prepaid expenses	(32,243)		-
Net cash used in operating activities	(259,161)		(102,664)

Cash flows from investing activities

Purchase of License	(30,000)		-

Net cash provided by investing activities	(30,000)		-

Cash flows from financing activities

Proceeds from issuance of common stock	384,500		-
Notes Payable	-		59,367
Due to related parties	(2,923)		51,746

Net cash provided (used) by financing activities	381,577		111,113

Net increase/ (decrease) in cash	$92,416		$8,449
Cash, beginning of period	$8,449		$-
Cash, end of period	$100,865		$8,449

Supplemental Disclosures
Interest paid	$-		$-
Income taxes paid	$-		$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$64,825	$
Additional paid-in capital increased due to forgiveness of related party	27,763		42,176

See accompanying notes to consolidated financial statements

VGAMBLING INC.

(FORMERLY DK SINOPHARMA, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015 AND 2014

1.

Nature of Operations and Continuance of Business

VGambling Inc. (formerly DK Sinopharma, Inc.) (the “Company”) was incorporated in the state of Nevada on July 22, 2008.  On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation, an Antigua and Barbuda corporation which is in the business of internet gambling.

On May 10, 2010, the Company completed its merger with Dongke Pharmaceuticals Inc., a Delaware company, in accordance with the Share Exchange Agreement.  Pursuant to the Share Exchange Agreement, the Company acquired all of the outstanding capital stock and ownership interests of Dongke from the Dongke shareholders.  In exchange for their interests, the Company issued to Donke shareholders an aggregate of 1,941,818 shares of the Company’s common stock.  The reverse merger was cancelled on April 30, 2013, and 26,700,000 shares were returned to treasury.

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

3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended June 30, 2015, the Company has an accumulated deficit of $598,573.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.  Related Party Transactions

a)  As at June 30, 2015, the Company was indebted to the President of the Company in the amount of $nil ($30,686 – June 30, 2014), which is non-interest bearing, unsecured, and due on demand.

b)  Grant Johnson, the President of the Company, had forgiven a total of $27,763 and $42,176 during the period ended June 30, 2015 and 2014, respectively.  During the year ended June 30, 2015 and 2014, the Company incurred salary of $60,000 and $60,000 to the President of the Company, respectively.

c)  During the year ended June 30, 2015, the Company incurred rent of $6,688 (2014 - $6,726) to the President of the Company.  The company rent office from the President of the Company month to month.

d)  On January 7, 2015, the Company issued 100,000 shares at a price of $0.05 per shares to a director for his advisory services for 2014.

e)  On March 31, 2015, the President of the Company had forgiven a total of $24,993 for the rent expenses payable to him and the Company recorded them as additional paid in capital.

f)  On June 30, 2015, the President of the Company had forgiven a total of $2,770 for shareholder loan payable to him and the Company recorded them as additional paid capital.

g)  On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation. Mr. Lim will be paid $20,000 per year for serving as a director. During fiscal 2015, Mr. Lim received $8,566 compensation for serving as a director.

h)  On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation. Mr. Rozum will be paid $20,000 per year for serving as a director. During fiscal 2015, Mr. Rozum received $6,276 compensation for serving as a director.

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

j)  On March 13, 2015, 400,000 common shares were issued at a price of $0.15 per share plus 200,000 shares of warrant which has the rights to purchase the Company stocks at a price of $0.25 per share to a non related shareholder.

k)  On June 8, 2015, 900,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

l)  On June 16, 2015, 765,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

8.  Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $598,573 which will start to expire in 2030. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At June 30, 2015 and 2014, deferred tax assets consisted of the following

	2015 $	2014 $

Deferred tax assets	203,175	100,784
Less: valuation allowance	(203,175)	(100,784)

Provision for income taxes	-	-

9.  Subsequent Event

a)  On July 27, 2015, 60,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors serve until their respective successors are elected and qualified. Grant Johnson, Chul Woong “Alex” Lim and Yan Rozum serve until their successors are duly elected and qualified, or until removed from office. The Board of Directors has no audit, nominating or compensation committees.

Information concerning our officer and our directors follows:

Name	Age	Position(s)
Grant Johnson	55	Chief Executive Financial and Accounting Officer and a Director.
Chul Woong “Alex” Lim	25	Director
Yan Rozum	35	Director

Grant Johnson has been an officer and director since May 20, 2013.

Chul Woong “Alex” Lim has been a director since January 30, 2015.

Yan Rozum has been a director since March 9, 2015.

Background of Officers and Directors

Grant Johnson

From 2007 to late 2013 Mr. Johnson advised several early and development stage companies as a Sales Management and Business Development Consultant. From early 2003 to 2007 Mr. Johnson was co-founder, President, Chief Operating Officer and Director of Swiss Medica Inc., a US publicly listed company. Swiss Medica was a natural product manufacturer and leading Internet based nutraceutical sales and distribution company. From 2000 to 2003 Mr. Johnson was founder, President, Chief Executive Officer and Director of Healthnet International Inc., a US publicly listed company. Healthnet was an Internet based nutraceutical sales and distribution company. From early 1996 to late 1999 Mr. Johnson Vice President of Starnet Communications International, Inc. a recognized leader in the Internet gambling industry. As Vice President of Sales, Mr. Johnson led Starnet’s sales team and was a driving force behind Starnet’s leading market position in the B2B sector of the Internet gambling industry. In addition, Mr. Johnson was instrumental in the business development activities at Starnet and was directly involved in establishing many of Starnet’s strategic relationships. Mr. Johnson obtained his Bachelor of Arts degree in economics and history from the University of Western Ontario in 1983.

Mr. Johnson is not director of any other reporting company.

Chul Woong “Alex” Lim

Mr. Lim is an Asian online video game industry expert. Since 2010, Mr. Lim has been Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he is responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the World Championship and other international level e-Sports tournaments. Founded in 2008, the IeSF is a global organisation based in South Korea with a mission is to promote electronic sports as true sports, and become the global body in charge of maintaining, promoting and supporting it. From early 2010 to late 2010, Mr. Lim was Deputy Manager of Sports Marketing Team with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. From early 2007 to late

2007, Mr. Lim was International Coordinator of World Taekwondo Academy at the World Taekwondo Headquarter (KUKKIWON) in Seoul, South Korea. From 2005 to 2006, Mr. Lim was a Researcher with FITEX Inc., an adventure leisure sports company based in Seoul, South Korea. Mr. Lim holds a Bachelor of Science degree from the Seoul National University and a Master of Arts degree from the University of Northern Iowa.

Mr. Lim is not director of any other reporting company.

Yan Rozum

Mr. Rozum is a sport and event wagering industry expert. Since 2003, Mr. Rozum founded and currently serves as Chief Executive Officer of Swiss Interactive Software (GmbH) Switzerland, a Swiss based iGaming software development company that delivers complex engineered sports wagering and iGaming systems and projects for a roster of clients operating around the global. Mr. Rozum is a leading authority on Information and Communications Technology (ICT), including the design, architecture and delivery of high volume transactional sports and event wagering software platforms, and peer-2-peer exchange wagering systems for real-money online iGaming operators. Mr. Rozum holds a Diploma from the Swedish Institute of Management in Stockholm, Sweden. From 2000 through 2002 Mr. Rozum was a Ph.D. candidate at the National Academy of Sciences of Belarus in Minsk, Belarus. Mr. Rozum holds a Diploma of Higher Education in Journalism from the Institute of Modern Knowledge in Minsk, Belarus.

Mr. Rozum is not director of any other reporting company.

Significant Employees

The Company currently has one full time employee and three part time employees. The Company has not entered into any employment agreements, other than for its Chief Executive Officer.

Family Relations

There are no family relationships among the Directors and Officers of the Company.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a pending criminal proceeding.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior two fiscal years.

Compensation of Executive Officers

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)

Grant Johnson CEO	2015 2014	$60000 $60000	$0 $0	$0 $0	N/A N/A

On March 1, 2015, H&H Arizona entered into a one year Employment Agreement with Grant Johnson to serve as its Chief Executive Officer and Chief Financial Officer. The agreement provides for an annual salary of USD$60,000.

During the fiscal year ended June 30, 2015 Mr. Lim and Mr. Rozum were each paid $20,000 for serving as directors.  During fiscal 2015, Mr. Johnson was not compensated for serving as a director. Mr. Lim received 8,566 and 100,000 shares and Mr. Rozum received 6,276.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name and Address

Percent

of Beneficial Owner

Shares Owned

of Class

Grant Johnson

50,000,000

72.8%

1394 Pineway Court

Oakville, ON, Canada

Shawn Erickson

10,000,000

14.6%

122-201 Rua Figueiredo Magnalhaes

Rio de Janeiro, RJ, Brazil

Chul Woong Lim

100,000

0.1%

204-804 Susaek Rd., 100 Seodaemun-gu

Seoul, Korea

Yan Rozum

1700 Ave General Guisan 32

Fribourg, Switzerland

All Officers and Directors

as a group (three persons)

50,100,000

72.9%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2015, the total fees charged to the company for audit services, including quarterly reviews were $15,000, for audit-related services were $0 and zero for tax services and other services.

For the year ended June 30, 2014, the total fees charged to the company for audit services, including quarterly reviews were $12,000, for audit-related services were $0 and zero for tax services and other services.

PART IV

ITEM 15. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certifications of Chief Executive and Financial Officers

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2015 VGAMBLING, INC. By: /s/ Grant Johnson Name: Grant Johnson Title: Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	October 13, 2015

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	October 13, 2015

/s/ Yan Rozum Yan Rozum	Director	October 13, 2015