Form 10-Q
period 2015-09-30
VGambling Inc.
filed 2015-11-13
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
60 Nevis Street, St. John’s Antigua and Barbuda	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2015, the registrant had 68,812,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

(formerly DK Sinopharma, Inc.)

SEPTEMBER 30, 2015

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2015 (Unaudited) and June 30, 2015	4

Consolidated Statements of Operations for the Three Months Ended September 30, 2015, and for the Three Months Ended September 30, 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2015 and 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2015	June 30, 2015 (Audited)

Current Assets
Cash	$41,353	$100,865
Prepaid Expense	36,000	32,243

Total Current Assets	77,353	133,108
License	30,000	30,000
Total Assets	$107,353	$163,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$23,238	$26,068
Accrued Liabilities	12,000	10,000
Due to related parties	1,500	-
Notes payable	-	-
Total Liabilities	36,738	36,068

Stockholders’ Equity
Common stock Authorized: 500,000,000 shares, par value $0.001 68,812,168 and 68,646,168 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	68,812	68,646
Additional Paid-in Capital	684,301	657,267
Subscription Receivable	(300)	(300)
Deficit accumulated during the development stage	(682,198)	(598,573)

Total Stockholders’ Equity	70,615	127,040

Total Liabilities and Stockholders’ Equity	$107,353	$163,108

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Revenue	$-	$-

Directors Compensation	25,000	15,000
General and administrative	48,892	54,972
Professional fees	9,193	4,890

Total Operating Expenses	83,085	74,862

Non-operating gain (loss)
Interest expense	-	-
Foreign exchange gain (loss)	(540)	-

Net Loss	$(83,625)	$(74,862)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	68,731,842	63,984,554

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Cash flows from operating activities

Net loss	$(83,625)	$(74,862)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	21,200	30,800
Changes in operating assets and liabilities:
Accounts payable	(2,830)	(3,888)
Accrued liabilities	2,000	3,871
Prepaid expenses	(3,757)	(40,000)

Net cash used in operating activities	(67,012)	(84,079)

Cash flows from investing activities

Purchase of License	-	(30,000)

Net cash provided by investing activities	-	(30,000)

Cash flows from financing activities

Proceeds from issuance of common stock	6,000	158,000
Notes Payable	-	-
Due to related parties	1,500	1,687

Net cash provided (used) by financing activities	7,500	159,687

Net increase/ (decrease) in cash	$(59,512)	$45,608

Cash, beginning of period	$100,865	$8,449

Cash, end of period	$41,353	$54,057

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$64,825
Additional paid-in capital increased due to forgiveness of related party	-	-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND 2014

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

3.  Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended September 30, 2015, the Company has an accumulated deficit of $682,198.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.  Related Party Transactions

a)

Grant Johnson, the President of the Company, had forgiven a total of $NIL and $27,763 during the three months period ended September 30, 2015 and fiscal year ended June 30, 2015, respectively.  During the three months ended September 30, 2015 and 2014, the Company incurred salary of $15,000 and $15,000 to the President of the Company, respectively.

b)

During the three months ended September 30, 2015, the Company incurred rent of $1,500 (2014 - $6,688) to the President of the Company.

c)

On January 7, 2015, the Company issued 100,000 shares at a price of $0.05 per shares to a director for his advisory services for 2014.

d)

On March 31, 2015, the President of the Company had forgiven a total of $24,993 for the rent expenses payable to him and the Company recorded them as additional paid in capital.

e)

On June 30, 2015, the President of the Company had forgiven a total of $2,770 for shareholder loan payable to him and the Company recorded them as additional paid capital.

f)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  During f the three months ended September 30, 2015, Mr. Lim received $5,000 compensation for serving as a director.

g)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  During the three months ended September 30, 2015, Mr. Rozum received $5,000 compensation for serving as a director.

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

m)

On July 27, 2015, 60,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

n)

On August 24, 2015, 106,000 common shares were issued at a fair value of $21,200 in exchange for consulting services.

8.  Subsequent Event

The Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2015.

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

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in the State of Nevada as a for-profit company on July 22, 2008. VGambling is a development-stage next generation Internet gambling company. VGambling intends to offer users from around the world the ability to play and wager on multi-player video games and e-Sports events for real money in our licensed and secure environment. VGambling intends to conduct real money interactive gaming on a global basis from bases in Canada and Antigua. VGambling has recently been issued a Client Provider Authorization Permit to conduct real money interactive gaming on a global basis from a base in Canada by the Kahnawake Gaming Commission. VGambling has entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH to provide wagering platform software. VGambling has an agreement with CAMS, LLC to provide global electronic payment and risk management solutions.

VGambling is currently developing several bet for fun websites and the real money wagering website www.vgambling.bet.

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

Results of Operations

Working Capital

	September 30, 2015 $	June 30, 2015 $
Current Assets	77,353	133,108
Current Liabilities	36,738	36,068
Working Capital (Deficit)	40,615	97,040

Cash Flows

	Three months ended September 30, 2015 $	Three months ended September 30, 2014 $
Cash Flows from (used in) Operating Activities	(67,012)	(84,079)
Cash Flows from (used in) Investing Activities	-	(30,000)
Cash Flows from (used in) Financing Activities	7,500	159,687
Net Increase (decrease) in Cash during period	(59,512)	45,608

Operating Revenues

From July 22, 2008 (date of inception) to September 30, 2015, the Company did not record any revenues.

Three-months ended September 30, 2015

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2015 was $83,085 compared to $74,862 for the three months ended September 30, 2014.  The Company incurred directors fees of $25,000, an increase of $10,000 relating to additional board members, general and administrative expenses of $48,892, an decrease of $6,080 primarily in salaries and consulting fees, and an increase of $4,303 in professional fees relating to increased legal and audit costs.

Net loss for the three months ended September 30, 2015 was $83,625 compared with a net loss of $74,862 for the three months ended September 30, 2014.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of September 30, 2015 we had $41,353 of cash on hand. We incurred operating expenses in the amount of $83,085 in the three months ended September 30, 2015. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to September 30, 2015, we incurred operation expense in amount of $682,198.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of September 30, 2015 we have raised $753,113 from the sales of our common stock.

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

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in November 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2015.

VGAMBLING INC.

By:   /s/ Grant Johnson

Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	November 13, 2015

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	November 13, 2015

/s/ Yan Rozum Yan Rozum	Director	November 13, 2015