Form 10-Q
period 2015-12-31
VGambling Inc.
filed 2016-02-12
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2015, the registrant had 68,812,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

DECEMBER 31, 2015

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2015 (Unaudited) and June 30, 2015	4

Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2015 and 2014 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2015 and 2014 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7-11

VGambling Inc. Balance Sheets (Unaudited)
ASSETS	December 31, 2015	June 30, 2015 (Audited)

Current Assets

Cash	$9,285	$100,865
Prepaid Expenses	15,000	32,243

Total Current Assets	24,285	133,108

License	30,000	30,000

Total Assets	$54,285	$163,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$29,735	$26,068
Accrued Liabilities	21,500	10,000
Due to Related Parties	8,372	-

Total Liabilities	59,607	36,068

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 68,812,168 and 68,646,168 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	68,812	68,646

Additional Paid-in Capital	684,301	657,267

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(758,135)	(598,573)

Total Stockholders’ Equity	(5,322)	127,040

Total Liabilities and Stockholders’ Equity	$54,285	$163,108

See accompanying notes to consolidated financial statements

VGambling Inc. Statement of Expenses (Unaudited)
	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

Revenue	$-	$-	$-	$-

Directors Compensation	25,000		50,000
General and administrative	36,829	53,151	85,721	123,123
Professional fees	14,992	22,839	24,185	27,729

Total Operating Expenses	76,821	75,990	159,906	150,852

Non-operating gain (loss)
Foreign exchange gain (loss)	884		344

Net Loss	$(75,937)	$(75,990)	$(159,562)	$(150,852)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	68,812,168	66,134,429	68,772,005	65,074,878

See accompanying notes to consolidated financial statements

VGambling Inc. Statement of Cash Flows (Unaudited)
	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014

Cash flows from operating activities

Net loss	$(159,562)	$(150,852)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	21,200	45,800

Changes in operating assets and liabilities:
Accounts payable	3,667	(988)
Accrued liabilities	11,500	6,871
Prepaid expenses	17,243	(20,500)

Net cash used in operating activities	(105,952)	(119,669)

Cash flows from investing activities

Purchase of License	-	(30,000)

Net cash provided by investing activities	-	(30,000)

Cash flows from financing activities

Proceeds from issuance of common stock	6,000	158,000
Due to related parties	8,372	2,121

Net cash provided by financing activities	14,372	160,121

Net increase/ (decrease) in cash	$(91,580)	$10,452

Cash, beginning of period	$100,865	$8,449

Cash, end of period	$9,285	$18,901

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended December 31, 2015, the Company has an accumulated deficit of $758,135.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

Grant Johnson, the President of the Company, had forgiven a total of $NIL and $27,763 during the six  months period ended December 31, 2015 and fiscal year ended June 30, 2015, respectively.  During the six months ended December 31, 2015 and 2014, the Company incurred salary of $30,000 and $30,000 to the President of the Company, respectively.

b)

During the six months ended December 31, 2015, the Company incurred rent of $3,000 (2014 - $6,688) to the President of the Company.

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

f)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  During f the six months ended December 31, 2015, Mr. Lim received $10,000 compensation for serving as a director. The company owed $5,000 as of December 31, 2015.

g)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  During the six months ended December 31, 2015, Mr. Rozum received $10,000 compensation for serving as a director. The company owed $5,000 as of December 31, 2015.

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

8.

Subsequent Event

The Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2015.

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

Results of Operations

Working Capital

	December 31, 2015 $	June 30, 2015 $
Current Assets	24,285	133,108
Current Liabilities	59,607	36,068
Working Capital (Deficit)	(35,322)	97,040

Cash Flows

	Six Months Ended December 31, 2015 $	Six Months Ended December 31, 2014 $
Cash Flows from (used in) Operating Activities	(105,952)	(119,669)
Cash Flows from (used in) Investing Activities	-	(30,000)
Cash Flows from (used in) Financing Activities	14,372	160,121
Net Increase (decrease) in Cash during period	(91,580)	10,452

Operating Revenues

From July 22, 2008 (date of inception) to December 31, 2015, the Company did not record any revenues.

Results of Operations for Three Month Period ended November 30, 2015

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2015 was $76,821compared to $75,990 for the three months ended December 31, 2014.  The Company incurred director’s fees of $25,000, an increase of $25,000 relating to additional board members, general and administrative expenses of $36,829, a decrease of $16,322 primarily in salaries and consulting fees, and a decrease of $7,847 in professional fees relating to decreased legal and audit costs.

Net loss for the three months ended December 31, 2015 was $75,937 compared with a net loss of $75,990 for the three months ended December 31, 2014.

Results of Operations for Six Month Period ended November 30, 2015

Operating Expenses and Net Loss

Operating expenses for the six months ended December 31, 2015 was $159,906 compared to $150,852 for the six months ended December 31, 2014.  The Company incurred director’s fees of $50,000, an increase of $25,000 relating to additional board members, general and administrative expenses of $85,721, a decrease of $37,402 primarily in salaries and consulting fees, and a decrease of $3,544 in professional fees relating to decreased legal and audit costs.

Net loss for the six months ended December 31, 2015 was $159,562 compared with a net loss of $150,852 for the six months ended December 31, 2014.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of December 31, 2015 we had $9,285 of cash on hand. We incurred operating expenses in the amount of $159,906 in the six months ended

December 31, 2015. These operating expenses were comprised of professional fees and office and general expenses. From the inception date to December 31, 2015, we incurred operation expense in amount of $758,135.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of December 31, 2015 we have raised $753,113 from the sales of our common stock.

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

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in early 2016.

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

Not required.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February, 2016.

VGAMBLING INC.

By: /s/ Grant Johnson
Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	February 12, 2016

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	February 12, 2016

/s/ Yan Rozum Yan Rozum	Director	February 12, 2016