Form 10-Q/A
period 2015-12-31
VGambling Inc.
filed 2016-02-17
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended December 31, 2015 (the “10-K”), is to update disclosure on the cover page and to update Part 1 Item 4. No other changes have been made to the 10-Q/A, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the original 10-Q.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2016.

VGAMBLING INC.

By: /s/ Grant Johnson
Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	February 17, 2016

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	February 17, 2016

/s/ Yan Rozum Yan Rozum	Director	February 17, 2016

3