Form 10-Q
period 2016-03-31
VGambling Inc.
filed 2016-05-16
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
P.O. Box 155 Jolly Harbor, Antigua, West Indies	N/A
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2016, the registrant had 69,072,168 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

MARCH 31, 2016

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2016 (Unaudited) and June 30, 2015	4

Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2016, and 2015 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2016 and 2015 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc.

Balance Sheets

(Unaudited)

ASSETS	March 31, 2016	June 30, 2015 (Audited)

Current Assets

Cash	$7,525	$100,865
Prepaid Expenses	28,250	32,243

Total Current Assets	35,775	133,108

License	30,000	30,000

Total Assets	$65,775	$163,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$58,743	$26,068
Accrued Liabilities	46,500	10,000
Due to Related Parties	23,735	-

Total Liabilities	128,978	36,068

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 69,072,168 and 68,646,168 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	69,072	68,646

Additional Paid-in Capital	736,041	657,267

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(868,016)	(598,573)

Total Stockholders’ Equity	(63,203)	127,040

Total Liabilities and Stockholders’ Equity	$65,775	$163,108

See accompanying notes to consolidated financial statements

VGambling Inc.

Statement of Expenses

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

Revenue	$-	$-	$-	$-

Directors Compensation	50,000	-	100,000	-
General and administrative	54,266	61,257	139,987	184,380
Professional fees	4,300	16,243	28,485	43,972

Total Operating Expenses	108,566	77,500	268,472	228,352

Non-operating gain (loss)
Foreign exchange gain (loss)	1,315	-	971	-

Net Loss	$(109,881)	$(77,500)	$(269,443)	$(228,352)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	68,860,739	66,620,057	68,801,368	65,570,991

See accompanying notes to consolidated financial statements

VGambling Inc.

Statement of Cash Flows

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015

Cash flows from operating activities

Net loss	$(269,443)	$(228,352)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	79,200	69,800

Changes in operating assets and liabilities:
Accounts payable	32,675	(859)
Accrued liabilities	36,500	913
Prepaid expenses	3,993	(20,503)

Net cash used in operating activities	(117,075)	(179,001)

Cash flows from investing activities

Purchase of License	-	(30,000)

Net cash provided by investing activities	-	(30,000)

Cash flows from financing activities

Proceeds from issuance of common stock	-	305,318
Notes payable	-	(59,367)
Due to related parties	23,735	(19,540)

Net cash provided by financing activities	23,735	226,411

Net increase/ (decrease) in cash	$(93,340)	$17,410

Cash, beginning of period	$100,865	$8,449

Cash, end of period	$7,525	$25,859

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016 AND 2015

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

i)

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended March 31, 2016, the Company has an accumulated deficit of $868,016.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

During the nine months ended March 31, 2016 and 2015, the Company incurred salary of $45,000 and $45,000 to the President of the Company, respectively.

b)

During the nine months ended March 31, 2016, the Company incurred rent of $3,362 (2015 - $6,688) to the President of the Company.

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

f)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  During the nine months ended March 31, 2016, Mr. Lim received $15,000 compensation for serving as a director and the Company issued 100,000 common shares for $20,000 on March 14 2016. The Company owed $15,000 to Mr. Lim as of March 31, 2016.

g)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  During the nine months ended March 31, 2016, Mr. Rozum received $15,000 compensation for serving as a director and the Company issued 100,000 common shares for $20,000 on March 14, 2016. The Company owed $15,000 to Mr. Rozum as of March 31, 2016.

6.

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

o)

On March 14, 2016, 60,000 common shares were issued at a fair value of $12,000 in exchange for consulting services.

p)

On March 14, 2016, 200,000 common shares were issued at a fair value of $40,000 in exchange for director fees.

7.

Subsequent Event

The Company has evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2016.

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

Our mailing address and business office is located at P.O. Box 155, Jolly Harbor, Antigua, West Indies; our telephone number is (905) 580-2978. Our United States and registered statutory office is located at 112 North Curry Street, Carson City, Nevada, 89703, telephone number (775) 882-1013.

The Company has not yet implemented its business model and to date has generated no revenues.

VGambling has no plans to change its business activities or to combine with another business and is not aware of any circumstances or events that might cause this plan to change.

Results of Operations

Working Capital

	March 31, 2016 $	June 30, 2015 $
Current Assets	35,775	133,108
Current Liabilities	128,978	36,068
Working Capital (Deficit)	(93,203)	97,040

Cash Flows

	Nine months ended March 31, 2016 $	Nine months ended March 31, 2015 $
Cash Flows from (used in) Operating Activities	(117,075)	(179,001)
Cash Flows from (used in) Investing Activities	-	(30,000)
Cash Flows from (used in) Financing Activities	23,735	226,411
Net Increase (decrease) in Cash during period	(93,340)	17,410

Operating Revenues

From July 22, 2008 (date of inception) to March 31, 2016, the Company did not record any revenues.

Three-months ended March 31, 2016

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2016 was $108,566 compared to $77,500 for the three months ended March 31, 2015.   The Company incurred director’s fees of 50,000, an increase of $50,000 relating to additional board members, general and administrative expenses of $61,257, a decrease of $6,991 primarily in salaries and consulting fees, and a decrease of $11,943 in professional fees relating to decreased legal and audit costs.

Net loss for the three months ended March 31, 2016 was $109,881 compared with a net loss of $77,500 for the three months ended March 31, 2015.

Nine-months ended March 31, 2016

Operating Expenses and Net Loss

Operating expenses for the nine months ended March 31, 2016 was $268,472 compared to $228,352 for the nine months ended March 31, 2015.   The Company incurred director’s fees of 100,000, an increase of $100,000 relating to additional board members, general and administrative expenses of $139,987, a decrease of $44,393 primarily in salaries and consulting fees, and a decrease of $15,487 in professional fees relating to decreased legal and audit costs.

Net loss for the nine months ended March 31, 2016 was $269,472 compared with a net loss of $228,352 for the nine months ended March 31, 2015.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of March 31, 2016 we had $7,525 of cash on hand. We incurred operating expenses in the amount of $268,472 in the nine months ended March 31, 2016. These operating expenses were comprised of director’s fees, professional fees, and office and general expenses. From the inception date to March 31, 2016, we incurred operation expense in amount of $866,701.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of March 31, 2016 we have raised $805,113 from the sales of our common stock.

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

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in mid 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May, 2016.

VGAMBLING INC.

By:   /s/ Grant Johnson

Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	May 16, 2016

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	May 16, 2016

/s/ Yan Rozum Yan Rozum	Director	May 16, 2016