Form 10-K
period 2016-06-30
VGambling Inc.
filed 2016-10-07
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number	333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1394 Pineway Court, Oakville, Canada	L6M 2H3_
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code: (905) 580-2978

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [  ]

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

Yes [   ]      No [X]

As of December 31, 2015, the aggregate value of voting and non-voting common equity held by non-affiliates was $1,306,825.

As of October 4, 2016, the Company had 70,305,514 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements relating to our  future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

PART I

ITEM 1.  BUSINESS

Overview

VGambling Inc., ("VGambling", "the Company", “our” or "we") was incorporated in Nevada on July 22, 2008.  VGambling is a development-stage online gambling company and plans to offer wagering on eSports events and the ability to participate in video game tournaments for real-money in a licensed and secure environment.

The online gambling market represents one of the fastest growing segments of the gambling industry. H2 Gambling Capital, a leading supplier of data and market intelligence on the global gambling industry, estimates the current size of the global online gambling market is in excess of US$40 billion, with forecasts to exceed US$50 billion by 2017.  Source: H2 Gambling Capital, Global Online Gambling Report, July 2014.

The eSports market represents the fastest growing sports market in the world.  Approximately 205 million people watched or played eSports in 2014, according to market research firm Newzoo.  Total eSports cash prizes surpassed $USD 40 million in 2015. According to Fortune Magazine, the eSports fan base will surpass the NFL by 2017, while Forbes magazine projects fans of eSports will wager $USD 23 Billion by 2020.

eSports is the professionalization of video games.  Contrary to its name, eSports does not involve video games of traditional sports such as football and basketball. Rather, eSports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. The best-known example of an eSports game among non-eSports enthusiasts is Call of Duty. Currently, however, the two most successful eSports games are Dota 2League of Legends (a multiplayer online battle arena game) and Counter Strike: Global Offensive (a first person shooter game).  Other popular games include Smite, Starcraft II, Call of Duty¸ Heroes of the Storm, and Hearthstone. eSports also includes games which can be played, primarily by amateurs, in multiplayer competitions such as WII (Nintendo), and Halo (343 Industries).

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a massive global surge in popularity with the rapid growth of online streaming over the last few years. The advent of online streaming technology has turned eSports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums (which are often sold out), as well as  of online viewers (which regularly exceed 1,000,000 for major tournaments.  The impact has been so significant, that many video game developers now build features into their games designed to facilitate competition.

VGambling intends to offer eSports enthusiasts from around the world, excluding the United States, the ability to wager on a wide variety of e-Sports events. VGambling intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. VGambling plans to generate revenue from fees charged to players based on a percentage of the amount wagered on an event. VGambling intends to offer spectators the ability to wager on all major professional eSports events and a wide range of amateur eSports events.

VGambling also intends to offer users from around the world, excluding 13 States within the United States, the ability to participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. We will collect a percentage of tournament entry fees and will not have any of our own capital at risk. VGambling intends to offer users a wide selection of video games of skill to be played online for real money in both small groups and major tournaments.

VGambling will not offer online users traditional casino style games such as poker, craps or slots, nor will it offer online wagering on traditional sporting events like football or soccer. VGambling will be focused solely on offering online wagering on the widest range of eSports events broadcast from around the world, as well as, hosting online video game tournaments for enthusiasts.

Given the global demand for live eSports events, VGambling also intends to acquire the 62,000 square foot Grand Princess Casino in Antigua, for the purposes of converting it into an eSports Coliseum that will hold a variety of eSports events such as: hosting spectators as they watch live eSports events on the main floor; hosting video game tournaments that provide visitors with the opportunity to participate in tournaments on the second floor,

Our initial plan to launch and operate our business involves two phases.

In the first phase, we intend to complete the development, testing and launching of our eSports focused online gambling website. We estimate that the costs involved in completing the first phase will be approximately $2,000,000.  We expect our sales and marketing efforts to begin not less than 90 days prior to the commencement of wagering operations. We intend to develop and launch our online eSports focused wagering website within six months of raising the necessary funds.

In the second phase, we intend to acquire, renovate, equip and operate our land based eSports Coliseum.  We estimate the cost of acquiring and refurbishing the Grand Princess Casino in Antigua at approximately $14,000,000.  We further estimate the cost of equipping and operating the eSports focused multi-purpose facility at approximately $6,000,000 to $8,000,000.  We intend to acquire, renovate, equip and launch our eSports focused multi-purpose facility in Antigua within six months of raising the necessary funds.  We expect our sales and marketing efforts to begin within 180 days of the commencement of operations.

We currently have one full time and four part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by December 31, 2017.

To date, our operations have been limited to technical and market research and organizational activities. We have not begun to design, develop or operate our wagering systems. As of September 30, 2016, we have not generated any revenue from our operations.

Our executive office is located at 1394 Pineway Court, Oakville, ON, Canada.  Our business office is located at 155 Jolly Harbour, St. Mary’s, Antigua and Barbuda. Our telephone number is (905) 580-2978.

Online Operations

VGambling intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of e-Sports events. eSports event gambling involves spectators wagering online on the outcome of professional and amateur eSporting events. VGambling intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with minimal risk to the Company. VGambling intends to offer spectators the ability to wager on all major professional eSports events and a wide range of amateur eSports events that will be broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. VGambling currently expects to launch online and mobile versions of eSports event betting under the Coliseum brand beginning in the second half of 2016.

VGambling also intends to offer users from around the world, excluding 13 States within the United States, the ability to enter and participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. VGambling intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. Users will be able to enter and participate in tournaments utilizing their PC, game console or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. VGambling collects a percentage of each pot (the “rake”) in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, which do not put any of the Company’s own capital at risk. VGambling expects to launch online and mobile versions of tournament play, initially utilizing simple video games and later more complex video games, under the Coliseum brand beginning in the first half of 2017, globally.

VGambling has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. The computer servers and related equipment required for our eSports gambling business will be located in the data center facilities on the Mohawk of Kahnawake Indian Reservation in Canada. Although this Permit allows VGambling’s wholly-owned subsidiary to conduct real-money online gambling and wagering activities on a global basis, VGambling believes that also operating from Antigua, in addition to from the Mohawk Indian Reservation in Canada, is more beneficial for the following reasons:

•

access to experienced staff

•

access to premium office space

•

lower operating costs

•

Antigua is a “whitelisted” gambling jurisdiction.  White listed gambling jurisdictions are those gambling jurisdictions that are allowed to advertise gambling services on-line in the United Kingdom and have more credibility in the online gambling industry.

Accordingly, and depending on its ability to raise additional capital, VGambling intends to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in the 4th quarter of 2016.  If the license is granted, VGambling’s wholly-owned subsidiary would also be able to conduct real-money online gambling and wagering activities on a global basis from Antigua.

We have a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH, a company controlled by Yan Rozum, one of our directors. Under the Agreement, Swiss Interactive has agreed to grant VGambling an exclusive license to offer certain Swiss Interactive developed eSports event wagering platforms for real money play and wagering.  Although the Agreement has been signed, no payment is due until we want to begin the development and customization of the wagering system.

In 2014, we entered into an agreement with CAMS, LLC which provides us with the ability to identify the location of persons wanting to use our system for eSports wagering, and block system for use for persons in the United States and other jurisdictions where online gambling is illegal.  The CAMS system also allows us to detect fraud in certain instances.

We have agreements with a number of entities, including Skrill Limited, PaypalPte Ltd, and Entropay, that allows us to process money transfers through the internet.

The Company will control the payments, customer service, marketing and other aspects of its business.

Land Based Operations

In June 2016, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $8,000,000 (US$).  As of October 3, 2016 the Company’s offer had not been accepted.  The offer was contingent, among other things, upon the Company being approved for the Citizenship by Investment Program (“CIP”) of Antigua and Barbuda.

If the offer is accepted, the Company plans to use the CIP program to finance the purchase price and the cost of refurbishing and renovating (estimated to be $4,750,000) the facility.

The Company will also need approximately $6,000,000 to $8,000,000 to purchase equipment and provide working capital during the start-up phase following its opening.  The Company estimates the facility, if and when it begins operations, will have approximately 12 employees and will cost approximately $50,000 per month to operate.  If the Company’s offer is accepted, and needed capital is raised, the Company estimates the casino will not begin operations until six months after the needed capital is raised.

The CIP program was established following parliamentary assent to the Antigua and Barbuda Citizenship by Investment Regulations (2014).  These regulations allow the government to operate a program under which citizenship is granted to those who qualify under criteria set by parliamentary decision.  Through this program investors, along with their families, have the opportunity to apply for citizenship in Antigua and obtain a second passport.

Obtaining a passport through the CIP program allows an investor and his family to enjoy a number of benefits conferred by their citizenship.  A holder of an Antigua passport can enjoy visa-free travel to over 100 countries including the United Kingdom, Canada and all European Union Schengen countries.  In addition to the ability to travel freely, an investor can reside in Antigua for as long as he or she would like.

The CIP program requires a person to make a significant economic contribution to Antigua.  In exchange, and subject to application procedures, the applicants and their families are granted citizenship.  To qualify for citizenship, the primary applicant must be over 18 years of age, meet the application requirements and select one of the following three investment options:

•

A contribution to the National Development Fund of a minimum non-refundable amount of US$200,000;

•

An investment of at least US$400,000 into an approved real estate project to be held for at least 5 years;

•

An investment of a minimum of US$1,500,000 directly into an eligible business as sole investor or a joint investment involving at least two persons in an eligible business totaling at least US$5,000,000 and each of those persons individually invests at least US$400,000.

The Company has applied to have the Grand Princess Casino designated as an “approved real estate project”.  If approved, a person that invests at least $400,000 in an Antigua subsidiary of the Company will qualify the investor and his family for citizenship in Antigua and Barbuda.  The amounts invested in the Company’s subsidiary will be used to purchase and refurbish the Grand Princess Casino.

For each $1.00 invested, the investor will receive one share of the subsidiary’s preferred stock.  Each preferred share will pay an annual dividend of $0.08.  Dividends not paid will cumulate.

Beginning five years and one month after the issuance of the preferred shares, at the option of the holder, each preferred share will be convertible into shares of our common stock.  If converted, the number of shares of common stock to be issued will determined by dividing 1 by 80% of the average closing price of our common stock for the 30 trading days immediately preceding the date of the conversion.

Beginning five years after the issuance of the preferred shares, each preferred share is redeemable, at our option, in whole or in part, and on one or more occasions, at a price of $1.00 per share, plus accrued and unpaid dividends.

The Grand Princess Casino will not be operated as a traditional casino.  Rather, it will host spectators as they watch live eSports events on the main floor, as well as, provide visitors with the opportunity to participate in video game tournaments on the second floor, all under the eSports Coliseum brand.

A live eSports event normally involves two or more professional teams which are contracted to participate.  The sponsor of the event is typically required to pay the transportation and lodging expenses of the participating teams.  The quality of teams participating is based on the cash prize offered to the winner.  As a sponsor of the event, we will be a major contributor to the cash prize pool with the goal of making the prize pool as large as possible so as attract the highest quality teams.

The Grand Princess Casino consists of 62,000 square feet over three floors and will be rebranded as the eSports Coliseum,

Initially, the first floor of the eSports Coliseum will be used to host events arranged by existing and established eSports tournament organizers. We intend to work with multiple eSports tournament organizers and arrange for them to host one or a series of events at the eSports Coliseum. As a permanent eSports event hosting facility, tournament organizers will benefit from the cost efficiency of not having to ship, assemble and then remove the equipment and services needed to host an eSports event involving multiple teams, 1,500 spectators and broadcasting in a temporary facility. The eSports Coliseum will generate revenue from facilities rental to tournament organizers in the form of a flat fee or as a percentage of ticket sales.

Ultimately, we also intend to organize and host our own eSports events on the first floor of the eSports Coliseum. We intend to negotiate with multiple video game publishers to secure the rights to their game software to enable us to host one or more eSports events at the eSports Coliseum. The cost of the game software licenses are negotiated individually and can be based on a flat fee, as a percentage of the prize pool, as a percentage of ticket sales, or at no cost. We intend to attract eSports spectator demographic focused sponsors and advertisers to make financial contributes to the event prize pool. We intend to enter into agreements with the eSports teams from around the world to have them participate in our events. The teams will have the opportunity to compete for the prize pool offered. We intend to broadcast globally all eSports events live on multiple video streaming platforms, such as twitch.tv and youtube.com.  We intend to market the events primarily through online advertising on eSports focused websites and the websites and social media of professional eSports players and teams. We generate revenue in the form of ticket sales, third party sponsorship and advertising fees, both at the Coliseum and on online broadcasts of tournaments.

The second floor of the eSports Coliseum will provide a tournament play area with space for up to 200 participants who will play video games among themselves. The tournament play area will be equipped with 200 gaming stations, each of which will include the latest in gaming hardware and accessories, a computer with large monitor, desk and ergonomic chair. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. No spectator seating will be available on the second floor and the tournaments played on the second floor will not be broadcast.

The second floor will also host a full service restaurant and lounge. A portion of the third floor is planned for a roof top patio bar area. The remainder of the third floor will be utilized for offices.

Sales and Marketing

We plan to:

•

implement an affiliate marketing program. Affiliate marketing is a type of performance-based marketing by which a business, such as ours, rewards affiliates for each customer brought by the affiliate's marketing efforts. Affiliate marketing is a very successful form of online marketing and is utilized by global leaders such as Amazon, Apple and all leading online gambling sites.

•

advertise and sponsor major professional eSports events held in stadiums around the world that are broadcast online to a global audience.

•

utilize professional eSports players and other celebrities, who have an interest in video games and eSports, to generate new customers.

•

use a multimedia approach focusing on acquiring and retaining customers.

•

use online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website.

If we are able to acquire the Grand Princess Casino in Antigua, the VGambling brand will be featured prominently as a major sponsor of professional eSports events heldat the facility and broadcast globally.

Play-money gaming, which is permitted in most jurisdictions, involves players receiving virtual currency for free, or paying a fee to receive additional virtual currency, which can be used to play certain gaming offerings. Some play-money games may require an additional fee to download software upgrades or to buy-in to certain advanced play. Our proposed play-money games will initially consist of simple video games, and later more complex video games. There will no cash prizes or other prizes for monetary value. The primary purpose of the play-money games will be to direct users to our real-money wagering portal www.vgambling.bet.  We currently have eight play-money websites, available in local languages, under development.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the eSports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of eSports and video gambling products and services that VGambling intends to offer, the competitors may offer an equivalent or superior product to that of the Company.  VGambling expects the number of companies offering products and services in each market segment to increase.  Many of VGambling’s current and potential competitors, including but not limited to Unikorn, Skilz, bet365, William Hill, and Pinnacle Sports, have far greater resources than VGambling.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws require us to obtain licenses or findings of suitability from gaming authorities for VGambling, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality and security of the applicant’s online real-money platform and gaming equipment and related software, as applicable, (iii) and, the past history of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gambling services in these jurisdictions. If any director, officer or employee of ours fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, we may deem it necessary, or be required to, sever our relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with us, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis. As a regulated entity, we will be required to maintain strong corporate governance standards and will be required to, among other things, maintain effective internal controls over our financial reporting and disclosure controls and procedures, maintain systems for accurate record keeping, file periodic reports with gaming authorities and maintain strict compliance with various laws and regulations applicable to our business.

We will work to obtain all permits, authorizations, registrations and/or licenses required in the jurisdictions in which we operate.  We will have a zero tolerance approach to money laundering, fraud and collusion and we will work with regulators and law enforcement globally in this area.  We plan to have a dedicated compliance team that will work to ensure that we comply with all regulatory requirements under our licenses, as well as all applicable anti-money laundering, anti-fraud and anti-collusion rules and laws.

We will be dedicated to responsible gambling practices and will seek to provide our customers with the resources and services they need to play responsibly. These practices, resources and services are expected to include deposit limits, table and game play limits, voluntary restrictions on access and use of certain games, self-exclusion and cooling off periods, and voluntary permanent exclusions from our services, sites and applications.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

Quarter Ended

High

Low

September 30, 2014

$0.35

$0.03

December 31, 2014

$0.55

$0.05

March 31, 2015

$0.20

$0.05

June 30, 2015

$0.20

$0.19

September 30, 2015

$0.20

$0.15

December 31, 2015

$0.15

$0.15

March 31, 2016

$0.20

$0.15

June 30, 2016

$0.40

$0.17

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

As of June 30, 2016 we had 48 shareholders of record. We have not paid cash dividends and we do not plan to pay dividends in the foreseeable future.  We do not have any outstanding warrants, options or other securities which can be converted into shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Material changes in line items in our Statement of Operations for the year ended June 30, 2016 as compared to the same period last year, are discussed below:

Revenue and Expenses

We had no revenue from July 22, 2008 (inception) through June 30, 2016.

Our operating results for the year ended June 30, 2016, and the year ended June 30, 2015 are summarized as follows.

Our operating expenses are classified into several categories:

•

Directors Compensation

•

Consulting Fees

•

Professional Fees

•

General and Administrative Expenses

Directors Compensation is comprised of cash and stock fees paid to the Directors of the Company.  These amounted to $140,000 for the year ended June 30, 2016 and $79,842 for the year ended June 30, 2015.  The increase in Directors fees period over period is attributable primarily to the additional Board members appointed.

Consulting fees are comprised of cash and stock fees paid to Consultants to the Company. These amounted to $118,392 for the year ended June 30, 2016 and $128,434 for the year ended June 30, 2015. The decrease in Consulting fees over the prior period is attributed primarily to less work being contracted out by the Company to third party consultants.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $38,928 for the year ended June 30, 2016 and $54,163 for the year ended June 30, 2015.  The decrease in professional fees period over period is attributable primarily to decreases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2016.

General and Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $55,744 for the year ended June 30, 2016 and $41,821 for the year ended June 30, 2015 respectively. The increase in 2016 versus 2015 is attributable primarily to increased business development activities.

Interest expense amounted to $6,289 for the year ended June 30, 2016 and $3,292 for the year ended June 30, 2015. The increase in interest expense period over the prior period is the result of increased debt.

Debt forgiveness amounted to $22,068 for the year ended June 30, 2016. The debt forgiveness was the result of the forgiveness of a debt owed to Swiss Interactive Software GmbH under a Betting Gaming Platform Software Agreement with the Company. The debt was forgiven as payment previously recorded by the Company was not yet due under the Agreement.

For the year ending June 30, 2016 we incurred total operating expenses and resulting net loss of $353,064 and $337,655 respectively, and for the year ending June 30, 2015 we incurred total operating expenses and resulting net loss of $304,260 and $302,150 respectively.

Capital Resources and Liquidity

For the twelve months ended June 30, 2016, cash used by operating activities was $244,859. Cash used by operating activities for the twelve months ended June 30, 2015 was $264,619.

Cash used by investing activities during the twelve months ended June 30, 2016 was $Nil. Cash used by investing activities for the twelve months ended June 30, 2015 was $30,000. The change in cash used in investing activities is due to the $30,000 cash used to purchase a gaming license during twelve months ended June 30, 2015.

Net cash provided by financing activities for the twelve months ended June 30, 2016 was $191,916. Cash provided by financing activities for the twelve months ended June 30, 2015 was $387,035. The change in cash provided by financing activities is due to the decrease in cash received from the issuance of shares during the twelve month period ended June 30, 2016.

At June 30, 2016 we had $47,922 in cash, compared to $100,865 as at June 30, 2015.

The cost to develop our wagering systems and commence operations is estimated to be in excess $1,000,000 over the next twelve months.  Separate and apart from the funding to be provided by the CIP Program, we will also need approximately $6,000,000 to $8,000,000 to purchase equipment for the Grand Princess Casino and provide working capital during the star-up phase following its opening. Our current cash holdings will not satisfy our capital requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.  If we are unsuccessful in raising additional equity capital we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure and, which may not even be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of available debt financing and determine whether our business could sustain operations and growth and manage the debt load. If we cannot raise additional capital we would be required to cease operations. As a result, investors in our common stock may lose all of their investment.

Our auditor’s report on our June 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

We believe that if sufficient capital is available, we will generate revenue within twelve months of raising the capital

We have recently engaged California based Monarch Bay Securities, LLC to assist us in raising capital.  Monarch Bay Securities, LLC, member FINRA/SIPC, was established in 2006 to assist lower middle market private and public companies in all areas of capital markets formation.

Other than the foregoing, we do not know of any trends that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Off Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VGambling Inc.

June 30, 2016

Index

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

VGambling, Inc.

We have audited the accompanying consolidated balance sheets of VGambling, Inc. (the “Company”) as of June 30, 2016 and 2015 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VGambling, Inc. as of June 30, 2016 and 2015, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

October 7, 2016

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

VGambling Inc.

Consolidated Balance Sheets

ASSETS	June 30, 2016	June 30, 2015

Current Assets

Cash	$47,922	$100,865
Prepaid Expenses	100,917	32,243

Total Current Assets	148,839	133,108

License	30,000	30,000

Total Assets	$178,839	$163,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$7,483	$26,068
Accrued Liabilities	56,855	10,000
Convertible Notes Payable, net of unamortized discount of $54,066	5,934	-
Due to Related Parties	19,974	-

Total Liabilities	90,246	36,068

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 70,105,514 and 68,646,168 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	70,106	68,646

Additional Paid-in Capital	955,015	657,267

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(936,228)	(598,573)

Total Stockholders’ Equity	88,593	127,040

Total Liabilities and Stockholders’ Equity	$178,839	$163,108

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Expenses

	Year Ended June 30, 2016	Year Ended June 30, 2015

Revenue	$-	$-

Directors Compensation	140,000	79,842
Consulting fees	118,392	128,434
General and administrative	55,744	41,821
Professional fees	38,928	54,163

Total Operating Expenses	353,064	304,260

Non-operating gain (loss)
Interest expense	(6,289)	(3,292)
Foreign exchange gain (loss)	(370)	5,402
Debt forgiveness	22,068	-

Net Loss	$(337,655)	$(302,150)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	68,985,746	66,006,158

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the period from July 1, 2014 to June 30, 2016

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance - June 30, 2014	63,300,001	$ 63,300	$ 118,225	$ (296,423)	$ (300)	$ (115,198)

Common stock issued for cash	3,645,000	3,645	380,855	–	–	384,500

Common stock issued for service	758,000	758	66,542	–	–	67,300

Common stock issued for debt conversion	943,167	943	63,882	–	–	64,825

Debt forgiven	–	–	27,763	–	–	27,763

Net loss for the period	–	–	–	(302,150)	–	(302,150)

Balance - June 30, 2015	68,646,168	$ 68,646	$ 657,267	$ (598,573)	$ (300)	$ 127,040

Common stock issued for cash	793,346	794	115,214	–	–	116,008

Common stock issued for service	666,000	666	132,534	–	–	133,200

Convertible notes payable	–	–	50,000	–	–	50,000
Net loss for the period	–	–	–	(337,655)	–	(337,655)
Balance - June 30, 2016	70,105,514	$ 70,106	$ 955,015	$ (936,228)	$ (300)	$ 88,593

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Cash Flows

	Year Ended June 30, 2016	Year Ended June 30, 2015
Cash flows from operating activities

Net loss	$(337,655)	$(302,150)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	73,200	67,300
Conversion of accrued interest		3,871
Accretion expense	5,934	-
Gain from forgiveness	(22,068)
Changes in operating assets and liabilities:
Prepaid expenses	(8,674)	(32,243)
Accounts payable	3,483	(5,939)
Accrued liabilities	46,855	10,000

Net cash used in operating activities	(238,925)	(259,161)

Cash flows from investing activities

Purchase of License	-	(30,000)

Net cash provided by investing activities	-	(30,000)

Cash flows from financing activities

Proceeds from issuance of common stock	116,008	384,500
Convertible notes payable	50,000	-
Due to related parties	19,974	(2,923)

Net cash provided by financing activities	185,982	381,577

Net increase/ (decrease) in cash	$(52,943)	$92,416

Cash, beginning of period	$100,865	$8,449

Cash, end of period	$47,922	$100,865

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$64,825
Stock issuance for prepaid expenses	60,000	-
Additional paid-in capital increased due to forgiveness	-	27,763
Increase additional paid-in capital due to debt discount of convertible notes	50,000	-

See accompanying notes to consolidated financial statements

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

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

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

2.

Summary of Significant Accounting Policies (Continued)

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

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Diluted EPS  excludes  all  dilutive  potential  shares if their  effect is anti dilutive.

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

h)

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

2.

Summary of Significant Accounting Policies (Continued)

i)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended June 30, 2016, the Company has an accumulated deficit of $936,228.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had signed agreement with Monarch Bay Securities, LLC in June 2016 to raise $6 million to $8 million through sell of equity or equity linked securities in the next twelve months. However management cannot provide any assurances that our company will be successful in accomplishing any of our plans.

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

5.

Related Party Transactions

a)  During the year ended June 30, 2016 and 2015, the Company incurred salary of $60,000 and $60,000 to the President of the Company, respectively.

b)  During the year ended June 30, 2016, the Company incurred rent of $4,526 (2015 - $6,688) to the President of the Company.

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

f)  On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  During the year ended June 30, 2016, Mr. Lim received $20,000 compensation for serving as a director and the Company issued 100,000 common shares for $20,000 on March 14, 2016. The Company owed $20,000 to Mr. Lim as of June 30, 2016.

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

5.

Related Party Transactions (Continued)

g)  On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  During the year ended June 30, 2016, Mr. Rozum received $20,000 compensation for serving as a director and the Company issued 100,000 common shares for $20,000 on March 14, 2016. The Company owed $20,000 to Mr. Rozum as of March 31, 2016.

6.

Convertible promissory notes

On June 3, 2016, the Company entered into a convertible promissory note agreement with an arms length individual whereby the Company has borrowed $60,000. The convertible note is issued by discounts of $5,000 and the company paid finder’s fee of $5,000.

The note is interest bearing at 8% per annum commencing June 3, 2016, if the notes was paid off in full within 90 days following the Effective Date, the interest would be waived.  The Company is obligated to repay the principal with any interest by March 3, 2017 (the “maturity date”).   In the event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law.

This Note will become effective only upon the execution by both parties, and the Irrevocable Transfer Agent Instructions and delivery of the initial payment of consideration by the Holder (the “Effective Date”).

As an investment incentive, the Company issued 427,777 five year cashless warrants, exercisable at $0.14 per share.

This Note may be prepaid by the Company, in whole or part, according to the following schedule:

Days Since Effective Date	Prepayment Amount
Under 90	100% of Principal Amount
91-135	125% of Principal Amount
136-180	135% of Principal Amount

The note is convertible into common shares of the Company at an exercise price of $0.13 per share.  In the event of default, the conversion price shall be equal to 65% of the lowest trading price of the Company’s common stock during the 30 consecutive trading days prior to the date on which Holder elects to convert all or part of the note.

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the period ended June 30, 2016, the Company amortized $5,934 (2015 - $nil) of the debt discount to interest expense. As at June 30, 2016, the carrying value of the convertible debenture was $5,934 (2015 - $nil).

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

7.

Common Stock

a)

On August 29, 2014, the $50,000 promissory note and accrued interested were converted to 706,667 shares of the Company’s common stock.

b)

On September 11, 2014, the $9,367 (CAD $10,000) promissory note and accrued interest were converted to 236,500 shares of the Company’s common stock.

c)

On September 11, 2014, the Company issued 308,000 shares at a fair value of $30,800 in exchange for consulting services.

d)

On September 11, 2014, the Company issued 1,580,000 common shares at $0.10 per share for proceeds of $158,000.

e)

On January 7, 2015, 300,000 common shares were issued at a price of $0.05 per share to the director and consultants in consideration for advisory services rendered to the Company. Also on January 7, 2015, 50,000 common shares were issued at a price of $0.05 per share to consultant in consideration for future website services rendered to the Company.

f)

On February 6, 2015, 100,000 common shares were issued at a priced of $0.19 per share to a director in consideration for future advisory services rendered to the Company.

g)

On March 13, 2015, 400,000 common shares were issued at a price of $0.15 per share plus 200,000 shares of warrant which has the rights to purchase the Company stocks at a price of $0.25 per share to a non related shareholder.

h)

On June 8, 2015, 900,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

i)

On June 16, 2015, 765,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

j)

On July 27, 2015, 60,000 common shares were issued at a price of $0.10 per share to a non related shareholder.

k)

On August 24, 2015, 106,000 common shares were issued at a fair value of $21,200 in exchange for consulting services.

l)

On March 14, 2016, 60,000 common shares were issued at a fair value of $12,000 in exchange for consulting services.

m)

On March 14, 2016, 200,000 common shares were issued at a fair value of $40,000 in exchange for director fees.

n)

On April 7, 2016, 266,666 common shares were issued at a price of $0.15 per share to non related shareholders.

r)

On June 30, 2016, 466,680 common shares were issued at a price of $0.15 per share to non related shareholders.

s)

On June 30, 2016, 300,000 common shares were issued at a fair value of $60,000 for a prepayment for advertising service for the term of July 15, 2016 to July 15, 2017.

VGambling Inc.

Notes to the Financial Statements

June 30, 2016

8.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $936,228 which will start to expire in 2030. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At June 30, 2016 and 2015, deferred tax assets consisted of the following:

	2016 $	2015 $

Deferred tax assets	318,318	203,175
Less: valuation allowance	(318,318)	(203,175)

Provision for income taxes	–	-

9.

Debt Forgiveness

Accounts payable was reduced $22,068 (20,000 Euro) because of debt forgiven by an arm’s length company. The Company recorded it as gain of forgiveness.

10.

Subsequent Event

a.

The Company signed an agreement with an arm’s length marketing company for online advertising for the term of July 15, 2016 to July 15, 2017, the Company had issued 300,000 shares on June 30, 2016 at a fair value of $60,000 for deposit, the rest of 300,000 shares at a fair value of $60,000 will be issued in January 2017 for a total fair value of $120,000 as compensation for the service.

b.

On September 21, 2016, 200,000 common shares were issued at a price of $0.15 per share to non related shareholders.

c.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive and Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, our management concluded that, as of June 30, 2016, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors serve until their respective successors are elected and qualified. The Board of Directors does not have a nominating or compensation committee. The Company’s Audit Committee consists solely of Grant Johnson, our Chief Executive Officer.

The names, addresses, ages and positions of our officer and our directors are set forth below:

Name

Age

Position(s)

Grant Johnson

56

President, Secretary/ Treasurer, Principal Executive, Financial

and Accounting Officer and Chairman of the Board of Directors.

Chul Woong “Alex” Lim

26

Director

Yan Rozum

36

Director

Grant Johnson has been an officer and director since May 20, 2013.

Chul Woong “Alex” Lim has been a director since January 30, 2015.

Yan Rozum has been a director since March 9, 2015.

Background of Officers and Directors

Grant Johnson

From 2007 to late 2013 Mr. Johnson advised several early and development stage companies as a Sales Management and Business Development Consultant. From early 2003 to 2007 Mr. Johnson was co-founder, President, Chief Operating Officer and Director of Swiss Medica Inc., a US publicly listed company. Swiss Medica was a natural product manufacturer and leading Internet based nutraceutical sales and distribution company. From 2000 to 2003 Mr. Johnson was founder, President, Chief Executive Officer and Director of Healthnet International Inc., a US publicly listed company. Healthnet was an Internet based nutraceutical sales and distribution company. From early 1996 to late 1999, Mr. Johnson Vice President of Starnet Communications International, Inc. a firm involved in Internet gambling . As Vice President of Sales, Mr. Johnson led Starnet’s sales team and was a driving force behind Starnet’s leading market position in the B2B sector of the Internet gambling industry. In addition, Mr. Johnson was instrumental in the business development activities at Starnet and was directly involved in establishing many of Starnet’s strategic relationships. Mr. Johnson obtained his Bachelor of Arts degree in economics and history from the University of Western Ontario in 1983.

Chul Woong “Alex” Lim

Since 2010, Mr. Lim has been Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he is responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the World Championship and other international level e-Sports tournaments. Founded in 2008, the IeSF is a global organization based in South Korea with a mission is to promote electronic sports as true sports, and become the global body in charge of maintaining, promoting and supporting it. From early 2010 to late 2010, Mr. Lim was Deputy Manager of Sports Marketing Team with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. From early 2007 to late 2007, Mr. Lim was International Coordinator of World Taekwondo Academy at the World Taekwondo Headquarter (KUKKIWON) in Seoul, South Korea. From 2005 to 2006, Mr. Lim was a Researcher with FITEX Inc., an adventure leisure sports company based in Seoul, South Korea. Mr. Lim holds a Bachelor of Science degree from the Seoul National University and a Master of Arts degree from the University of Northern Iowa.

Yan Rozum

Since 2003, Mr. Rozum founded and currently serves as Chief Executive Officer of Swiss Interactive Software (GmbH) Switzerland, a Swiss based iGaming software development company that delivers complex engineered sports wagering and iGaming systems and projects for a roster of clients operating around the global. Mr. Rozum is a leading authority on Information and Communications Technology (ICT), including the design, architecture and delivery of high volume transactional sports and event wagering software platforms, and peer-2-peer exchange wagering systems for real-money online iGaming operators. Mr. Rozum holds a Diploma from the Swedish Institute of Management in Stockholm, Sweden. From 2000 through 2002, Mr. Rozum was a Ph.D. candidate at the National Academy of Sciences of Belarus in Minsk, Belarus. Mr. Rozum holds a Diploma of Higher Education in Journalism from the Institute of Modern Knowledge in Minsk, Belarus.

Chul Woong “Alex” Lim and Yan Rozum are independent directors as that term is defined in Section 803 of the listing standards of the NYSE MKT.

We believe our directors are qualified to serve for the following:

Name

Reason

Grant Johnson

Experience in internet gambling.

Chul Woong Lim

Experience in eSports.

Yan Rozum

Experience in internet gambling.

ITEM 11.  EXECUTIVE COMPENSATION.

The following chart shows the compensation paid to our executive officer. No executive officer received salary and bonus in excess of $100,000 during the prior two fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation	Total

Grant Johnson CEO	2016 2015	$60000 $60000	-- --	-- --	-- --	$60,000 $60,000

On March 1, 2016, H&H Arizona entered into a one year Employment Agreement with Grant Johnson to serve as our Chief Executive, Financial and Accounting Officer. The agreement provides for an annual salary of USD$60,000.

During the year ended June 30, 2016 Mr. Lim and Mr. Rozum were each paid $20,000 for serving as directors.  During fiscal 2016, Mr. Johnson was not compensated for serving as a director. During fiscal 2016 Mr. Lim and Mr. Rozum received 100,000 shares of our common stock for services provided to us.

During the year ended June 30, 2016, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of September 30, 2016.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Grant Johnson 1394 Pineway Court Oakville, ON, Canada	50,000,000	71.6%
Chul Woong Lim 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	100,000	0.1%
Yan Rozum 1700 Ave General Guisan 32 Fribourg, Switzerland	100,000	0.1%
Shawn Erickson 122-201 Rua Figueiredo Magnalhaes Rio de Janeiro, RJ, Brazil	10,000,000	14.3%
All Officers and Directors as a group (three persons)	50,100,000	71.7%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2016, there were no transactions that we entered into with our officers, directors or affiliates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2016, the total fees charged to the company for audit services, including quarterly reviews of 10-Q reports were $23,000, for audit-related services were $0 and zero for tax services and other services.

For the year ended June 30, 2015, the total fees charged to the company for audit services, including quarterly reviews of 10-Q reports were $15,000, no fees were charged for audit-related services, tax services or other services.

PART IV

ITEM 15.  EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive and Financial Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 7, 2016

VGambling Inc.

BY:/s/ Grant Johnson

Name: Grant Johnson

Title: Principal Executive Officer,

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	October 7, 2016

/s/ Chul Woong “Alex” Lim Chul Woong “Alex” Lim	Director	October 7, 2016

/s/ Yan Rozum Yan Rozum	Director	October 7, 2016