Form 10-Q
period 2016-09-30
VGambling Inc.
filed 2016-11-10
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

VGAMBLING INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1394 Pineway Court, Oakville, Canada	L6M 2H3
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2016, the registrant had 70,305,514 shares of common stock, $0.001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VGAMBLING INC.

SEPTEMBER 30, 2016

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2016 (Unaudited) and June 30, 2016	4

Consolidated Statements of Operations for the Three Months Ended September 30, 2016, and for the Three Months Ended September 30, 2015 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2016 and 2015 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2016	June 30, 2016 (Audited)

Current Assets

Cash	$28,214	$47,922
Prepaid Expense	61,917	100,917

Total Current Assets	90,131	148,839

License	30,000	30,000

Total Assets	$120,131	$178,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$11,791	$7,483
Accrued Liabilities	78,065	56,855
Convertible Notes Payable, net of unamortized Discount of $33,846 (June 30, 2016 - $54,066)	26,154	5,934
Due to related parties	25,598	19,974

Total Liabilities	141,608	90,246

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 70,305,514 and 70,105,514 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	70,306	70,106

Additional Paid-in Capital	977,289	955,015

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(1,068,772)	(936,228)

Total Stockholders’ Equity	(21,477)	88,593

Total Liabilities and Stockholders’ Equity	$120,131	$178,839

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Revenue	$-	$-

Directors Compensation	25,000	25,000
General and administrative	66,617	48,892
Professional fees	19,541	9,193

Total Operating Expenses	111,158	83,085

Non-operating gain (loss)
Interest expense	(21,430)	-
Foreign exchange gain (loss)	44	(540)

Net Loss	$(132,544)	$(83,625)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	70,125,079	68,731,842

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Cash flows from operating activities

Net loss	$(132,544)	$(83,625)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	-	21,200
Accretion expense	20,220	-
Changes in operating assets and liabilities:
Accounts payable	4,308	(2,830)
Accrued liabilities	21,210	2,000
Prepaid expenses	39,000	(3,757)

Net cash used in operating activities	(47,806)	(67,012)

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from issuance of common stock	22,474	6,000
Due to related parties	5,624	1,500

Net cash provided (used) by financing activities	28,098	7,500

Net increase/ (decrease) in cash	$(19,708)	$(59,512)

Cash, beginning of period	$47,922	$100,865

Cash, end of period	$28,214	$41,353

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness of related party	-	-

See accompanying notes to consolidated financial statements

VGAMBLING INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016 AND 2015

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended September 30, 2016, the Company has an accumulated deficit of $1,068,772.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had signed agreement with Monarch Bay Securities, LLC in June 2016 to raise $6 million to $8 million through sale of equity or equity linked securities in the next twelve months. However management cannot provide any assurances that the Company will be successful in accomplishing any of our plans.

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

5.

Related Party Transactions

a)

During the period ended September 30, 2016 and 2015, the Company incurred salary of $15,000 and $15,000 to the President of the Company, respectively.  As of September 30, 2016 and June 30, 2016, the Company owed $25,598 and $19,974 to the President, respectively.

b)

During the three months ended September 30, 2015, the Company incurred rent of $1,149 (2014 - $4,526) to the President of the Company.

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

f)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  The Company owed $25,000 to Mr. Lim as of September 30, 2016.

g)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $25,000 to Mr. Rozum as of September 30, 2016.

6.

Convertible promissory notes

On June 3, 2016, the Company entered into a convertible promissory note agreement with an arms length individual whereby the Company has borrowed $60,000. The convertible note is issued by discounts of $5,000 and the company paid finder’s fee of $5,000.

The note is interest bearing at 8% per annum commencing June 3, 2016, if the note was paid off in full within 90 days following the Effective Date, the interest would be waived.  The Company is obligated to repay the principal with any interest by March 3, 2017 (the “maturity date”).  In the event of default, additional interest will accrue from the date of the event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law.

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

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the period ended September 30, 2016, the Company amortized $26,154 (2015 - $nil) of the debt discount to interest expense. As at September 30, 2016, the carrying value of the convertible debenture was $26,154 (2015 - $nil).

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

o)

On June 30, 2016, 466,680 common shares were issued at a price of $0.15 per share to non related shareholders.

p)

On June 30, 2016, 300,000 common shares were issued at a fair value of $60,000 for a prepayment for advertising service for the term of July 15, 2016 to July 15, 2017.

q)

On September 21, 2016, 200,000 common shares were issued at a price of $0.15 per share to non related shareholders. Company paid stock issuance cost of $7,526. Also the Company issued 200,000 warrants to investor, exercisable at $0.15 per share. The warrant is exercisable before December 1, 2019.

Stock Purchase Warrant

The following table summarizes all warrant activities for the three months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2016	427,777	0.14	4.93 year	$ 111.222
Granted	200,000	0.15
Exercised	-	-
Expired	-	-
Outstanding and Exercisable at September 30, 2016	427,777	0.14	3.92 year	$ 129,833

8.

Debt Forgiveness

Accounts payable was reduced $22,068 (20,000 Euro) because of debt forgiven by an arm’s length company. The Company recorded it as gain of forgiveness.

9.

Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2016.

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

On August 25, 2016 we entered into an agreement with Income Access, a technology and digital marketing company serving the global iGaming industry. Under the agreement, VGambling will integrate Income Access’ award-winning affiliate management platform and Ad Serving tool to manage the operator’s forthcoming affiliate programme.

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

•

An investment of a minimum of US$1,500,000 directly into an eligible business as sole investor or a joint investment involving at least two persons in an eligible business totalling at least US$5,000,000 and each of those persons individually invests at least US$400,000.

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

Results of Operations

Working Capital

	September 30, 2016 $	June 30, 2016 $
Current Assets	90,131	148,839
Current Liabilities	141,608	90,246
Working Capital (Deficit)	(51,477)	58,593

Cash Flows

	Three months ended September 30, 2016 $	Three months ended September 30, 2015 $
Cash Flows from (used in) Operating Activities	(47,806)	(67,012)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	28,098	7,500
Net Increase (decrease) in Cash during period	(19,708)	(59,512)

Operating Revenues

From July 22, 2008 (date of inception) to September 30, 2016, the Company did not record any revenues.

Three-months ended September 30, 2016

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2016 was $111,158 compared to $83,085 for the three months ended September 30, 2015.   The Company incurred director’s fees of $25,000, general and administrative expenses of $66,617, a increase of $17,725 primarily in salaries and consulting fees, and an increase of $10,348 in professional fees relating to increased legal and audit costs.

Net loss for the three months ended September 30, 2016 was $132,544 compared with a net loss of $83,625 for the three months ended September 30, 2015.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of September 30, 2016 we had $28,214 of cash on hand. We incurred operating expenses in the amount of $111,158 in the three months ended September 30, 2016. These operating expenses were comprised of director’s fees, professional fees, and office and general expenses. From the inception date to September 30, 2016, we incurred operation expense in amount of $1,068,772.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of September 30, 2016 we have raised $1,047,595 from the sales of our common stock.

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

On June 12, 2014, we entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. Under the Agreement, Swiss Interactive agrees to grant VGambling an exclusive license to offer certain Swiss Interactive developed eSports wagering platforms for real money play and wagering. On October 21, 2014, we entered into an agreement with CAMS, LLC to provide VGambling with global electronic payment and risk management solutions. With this agreement, CAMS will provide VGambling IP Geo-Location services, Mobile Geo-Location, Device Intelligence, Player Age Verification, payment connectivity, chargeback representment and tokenization through a single integration to its centralized platform. On November 7, 2014 we were approved as an online merchant by Skrill Limited, a company that allows payments and money transfers to be made through the Internet with a focus on low-cost international money transfers. On November 11, 2014 we were approved as an online merchant by paysafecard, MAC Ltd., is Europe's most popular and proven internet payment method. On December 3, 2104 we were approved as an online merchant by Paypal Pte Ltd., a leader in the online financial transaction processing industry. On January 13, 2015 we were approved as online merchant by Neteller, an e-money/e-wallet stored-value service owned and operated by publicly traded British global payments company Optimal Payments PLC. On January 26, 2015 we were approved as an online merchant by Entropay which offers VISA and MasterCard virtual prepaid credit cards. On February 15, 2015 we were approved as online Bitcoin, Litecoin and Dogecoin merchant by GoCoin, a leader in the online virtual currency transaction processing industry. On August 25, 2016 we entered into an agreement with Income Access, a technology and digital marketing company serving the global iGaming industry. Under the agreement, VGambling will integrate Income Access’ award-winning affiliate management platform and Ad Serving tool to manage the operator’s forthcoming affiliate programme.

The Company has made an offer to purchase the Grand Princess Casino in Antigua. The 3-story, 62,000 sq ft Grand Princess Casino will not be operated as a traditional casino. Rather, it will host more than 1,500 spectators as they watch live major eSports events on the main floor while the events are broadcast globally on multiple video streaming platforms, as well as, provide up to 200 visitors with the opportunity to participate in video game tournaments on the second floor, all under the eSports Coliseum brand.

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in late 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of November, 2016.

VGAMBLING INC. By: s/s Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	November 10, 2016

/s/ David George Atmore Watt David George Atmore Watt	Director	November 10, 2016

/s/ Yan Rozum Yan Rozum	Director	November 10, 2016