Form 10-Q
period 2016-12-31
VGambling Inc.
filed 2017-02-21
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2016, the registrant had 70,922,194 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

VGAMBLING INC.

DECEMBER 31, 2016

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2016 (Unaudited) and June 30, 2016	4

Consolidated Statements of Operations for the Three months and Six Months Ended December 31, 2016 and 2015 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2016 and 2015 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

VGambling Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	December 31, 2016	June 30, 2016 (Audited)

Current Assets

Cash	$5,725	$47,922
Prepaid Expense	17,917	100,917

Total Current Assets	23,642	148,839

License	30,000	30,000

Total Assets	$53,642	$178,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$14,386	$7,483
Accrued Liabilities	96,525	56,855
Convertible Notes Payable, net of unamortized Discount of $13,626 (June 30, 2016 - $54,066)	46,374	5,934
Due to related parties	26,507	19,974

Total Liabilities	183,792	90,246

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 70,922,194 and 70,105,514 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	70,922	70,106

Additional Paid-in Capital	1,124,174	955,015

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(1,324,946)	(936,228)

Total Stockholders’ Equity	(130,150)	88,593

Total Liabilities and Stockholders’ Equity	$53,642	$178,839

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

Revenue	$-	$-	$-	$-

Directors Compensation	21,250	25,000	46,250	50,000
General and administrative	204,828	36,829	271,445	85,721
Professional fees	8,806	14,992	28,347	24,185

Total Operating Expenses	234,884	76,821	346,042	159,906

Non-operating gain (loss)
Interest expense	(21,430)	-	(42,860)	-
Foreign exchange gain (loss)	140	884	184	344

Net Loss	$(256,174)	$(75,937)	$(388,718)	$(159,562)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	70,229,520	68,812,168	70,333,961	68,772,005

See accompanying notes to consolidated financial statements

VGambling Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015

Cash flows from operating activities

Net loss	$(388,718)	$(159,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	137,500	21,200
Accretion expense	40,440	-
Changes in operating assets and liabilities:
Accounts payable	6,903	3,667
Accrued liabilities	39,670	11,500
Prepaid expenses	83,000	17,243

Net cash used in operating activities	(81,205)	(105,952)

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from issuance of common stock	32,475	6,000
Due to related parties	6,533	8,372

Net cash provided (used) by financing activities	39,008	14,372

Net increase/ (decrease) in cash	$(42,197)	$(91,580)

Cash, beginning of period	$47,922	$100,865

Cash, end of period	$5,725	$9,285

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness of related party	-	-

See accompanying notes to consolidated financial statements

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

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

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

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

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended December 31, 2016, the Company has an accumulated deficit of $1,324,946.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

During the period ended December 31, 2016 and 2015, the Company incurred salary of $30,000 and $30,000 to the President of the Company, respectively.  As of December 31, 2016 and June 30, 2016, the Company owed $26,507 and $19,974 to the President, respectively.

b)

During the six months ended December 31, 2016, the Company incurred rent of $2,273 (2015 - $3,000) to the President of the Company.

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

f)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016.  The Company owed $25,000 to Mr. Lim as of December 31, 2016.

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

5.

Related Party Transactions (Continued)

g)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $30,000 to Mr. Rozum as of December 31, 2016.

h)

On October 26, 2016 the Company appointed David Watt as a Director of the Corporation.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $6,250 to Mr. Watt as of December 31, 2016.

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

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the period ended December 31, 2016, the Company amortized $46,374 (2015 - $nil) of the debt discount to interest expense. As at December 31, 2016, the carrying value of the convertible debenture was $46,374 (2015 - $nil).

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

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

t)

On September 21, 2016, 200,000 common shares were issued at a price of $0.15 per share to non related shareholders. Company paid stock issuance cost of $7,526. Also the Company issued 200,000 warrants to investor, exercisable at $0.15 per share. The warrant is exercisable before December 1, 2019.

VGambling Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016 and 2015

(Unaudited)

u)

On November 30, 2016, 66,680 common shares were issued at a price of $0.15 per share to non related shareholders.

v)

On December 31, 2016, 550,000 common shares were issued at a fair value of $137,500 in exchange of consulting services.

Stock Purchase Warrant

The following table summarizes all warrant activities for the six months ended December 31, 2016:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2016	427,777	0.14	4.93 year	$ 111.222
Granted	200,000	0.15
Exercised	-	-
Expired	-	-
Outstanding and Exercisable at December 31, 2016	627,777	0.14	3.67 year	$ 59,836

8.

Debt Forgiveness

Accounts payable was reduced $22,068 (20,000 Euro) because of debt forgiven by an arm’s length company. The Company recorded it as gain of forgiveness.

9.

Subsequent Event

On January 28, 2017, the Company signed a financing agreement with First Capital Ventures, LLC to raise a maximum of $600,000 through selling of shares

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a massive global surge in popularity with the rapid growth of online streaming over the last few years. The advent of online streaming technology has turned eSports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums (which are often sold out), as well as  of online viewers which regularly exceed 1,000,000 for major tournaments.  The impact has been so significant, that many video game developers now build features into their games designed to facilitate competition.

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

We currently have one full time and four part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by March 1, 2017.

To date, our operations have been limited to technical and market research and organizational activities. We have not begun to design, develop or operate our wagering systems. As of December 31, 2016, we have not generated any revenue from our operations.

Our executive office is located at 1394 Pineway Court, Oakville, ON, Canada.  Our business office is located at 155 Jolly Harbour, St. Mary’s, Antigua and Barbuda. Our telephone number is (905) 580-2978.

Online Operations

VGambling intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of e-Sports events. eSports event gambling involves spectators wagering online on the outcome of professional and amateur eSporting events. VGambling intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with minimal risk to the Company. VGambling intends to offer spectators the ability to wager on all major professional eSports events and a wide range of amateur eSports events that will be broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. VGambling currently expects to launch online and mobile versions of eSports event betting under the Coliseum brand beginning in the first half of 2017.

VGambling also intends to offer users from around the world, excluding 13 States within the United States, the ability to enter and participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. VGambling intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. Users will be able to enter and participate in tournaments utilizing their PC, game console or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. VGambling collects a percentage of each pot (the “rake”) in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, which do not put any of the Company’s own capital at risk. VGambling expects to launch online and mobile versions of tournament play, initially utilizing simple video games and later more complex video games, under the Coliseum brand beginning in the second half of 2017, globally.

VGambling has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. The computer servers and related equipment required for our eSports gambling business will be located in the data center facilities on the Mohawk of Kahnawake Indian Reservation in Canada. Although this Permit allows VGambling’s wholly-owned subsidiary to conduct real-money online gambling and wagering activities on a global basis, VGambling believes that also operating from Antigua, in addition to from the Mohawk Indian Reservation in Canada, is more beneficial for the following reasons:

•

access to experienced staff

•

access to premium office space

•

lower operating costs

Antigua is a “UK white listed” gambling jurisdiction.  White listed gambling jurisdictions are those gambling jurisdictions that were allowed to advertise gambling services on-line in the United Kingdom and have more credibility in the online gambling industry.

Accordingly, and depending on its ability to raise additional capital, VGambling intends to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in the 1st quarter of 2017.  If the license is granted, VGambling’s wholly-owned subsidiary would also be able to conduct real-money online gambling and wagering activities on a global basis from Antigua.

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

We have agreements with a number of entities, including Skrill Limited, Paypal Pte Ltd, and Entropay, that allows us to process money transfers through the internet.

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

Land Based Operations

In June 2016, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $8,000,000 (US$).  As of February 15, 2017 the Company’s offer had not been accepted.  The offer was contingent, among other things, upon the Company being approved for the Citizenship by Investment Program (“CIP”) of Antigua and Barbuda.

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

The CIP program requires a person to make a significant economic contribution to Antigua.  In exchange, and subject to application procedures, the applicants and their families are granted citizenship.  To qualify for citizenship, the primary applicant must be over 18 years of age, meet the application requirements and select one of the following Six investment options:

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

Results of Operations

Working Capital

	December 31, 2016 $	June 30, 2016 $
Current Assets	23,642	148,839
Current Liabilities	183,792	90,246
Working Capital (Deficit)	(160,150)	58,593

Cash Flows

	Six months ended December 31, 2016 $	Six months ended December 31, 2015 $
Cash Flows from (used in) Operating Activities	(81,205)	(105,952)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	39,008	14,372
Net Increase (decrease) in Cash during period	(42,197)	(91,580)

Operating Revenues

From July 22, 2008 (date of inception) to December 31, 2016, the Company did not record any revenues.

Results of Operations for the three Months ended December 31, 2016

Operating Expenses and Net Loss

Operating expenses for the three months ended December 31, 2016 was $234,884 compared to $76,821 for the three months ended December 31, 2015.  The Company incurred director’s fees of $21,250, an decrease of $3,750, general and administrative expenses of $204,828 an increase of $167,999 in salaries and consulting fees and professional fees of $8,806, an decrease of $4,162 in professional fees relating to decreased legal and audit costs.

Interest expense amounted to $21,430 for the three months ended December 31, 2016 and $nil for three months ended December 31, 2015. The increase in interest expense period over the prior period is the result of increased debt.

Net loss for the three months ended December 31, 2016 was $256,174 compared with a net loss of $75,937 for the three months ended December 31, 2015.

Results of Operations for the Six Months ended December 31, 2016

Operating Expenses and Net Loss

Operating expenses for the six months ended December 31, 2016 was $346,042 compared to $159,906 for the six months ended December 31, 2015.   The Company incurred director’s fees of $46,250, an decrease of $3,750, general and administrative expenses of $271,445 an increase of $185,724 in salaries and consulting fees and professional fees of $28,347, an increase of $4,162 in professional fees relating to increased legal and audit costs.

Interest expense amounted to $42,860 for the six months ended December 31, 2016 and $nil for the six months ended December 31, 2015. The increase in interest expense period over the prior period is the result of increased debt.

Net loss for the six months ended December 31, 2016 was $388,718 compared with a net loss of $159,562 for the six months ended December 31, 2015.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of December 31, 2016 we had $5,725 of cash on hand. We incurred operating expenses in the amount of $346,042 in the six months ended December 31, 2016. These operating expenses were comprised of director’s fees, professional fees, and administrative and general expenses. From the inception date to December 31, 2016, we have net loss in amount of $1,324,946.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of December 31, 2016 we have raised $1,195,096 from the sales of our common stock.

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

We currently have one full time and four part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by March 1, 2017.

To date, our operations have been limited to technical and market research and organizational activities. We have not begun to design, develop or operate our wagering systems. As of December 31, 2016, we have not generated any revenue from our operations.

On June 12, 2014, we entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. Under the Agreement, Swiss Interactive agrees to grant VGambling an exclusive license to offer certain Swiss Interactive developed eSports wagering platforms for real money play and wagering. On October 21, 2014, we entered into an agreement with CAMS, LLC to provide VGambling with global electronic payment and risk management solutions. With this agreement, CAMS will provide VGambling IP Geo-Location services, Mobile Geo-Location, Device Intelligence, Player Age Verification, payment connectivity, chargeback representment and tokenization through a single integration to its centralized platform. On November 7, 2014 we were approved as an online merchant by Skrill Limited, a company that allows payments and money transfers to be made through the Internet with a focus on low-cost international money transfers. On November 11, 2014 we were approved as an online merchant by paysafecard, MAC Ltd., is Europe's most popular and proven internet payment method. On December 3, 2014 we were approved as an online merchant by Paypal Pte Ltd., a leader in the online financial transaction processing industry. On January 13, 2015 we were approved as online merchant by Neteller, an e-money/e-wallet stored-value service owned and operated by publicly traded British global payments company Optimal Payments PLC. On January 26, 2015 we were approved as an online merchant by Entropay which offers VISA and MasterCard virtual prepaid credit cards. On February 15, 2015 we were approved as online Bitcoin, Litecoin and Dogecoin merchant by GoCoin, a leader in the online virtual currency transaction processing industry. On August 25, 2016 we entered into an agreement with Income Access, a technology and digital marketing company serving the global iGaming industry. Under the agreement, VGambling will integrate Income Access’ award-winning affiliate management platform and Ad Serving tool to manage the operator’s forthcoming affiliate programme.

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

We intend to submit an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in early 2017.

Our auditor’s report on our June 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

We believe that if sufficient capital is available, we will generate revenue within twelve months of raising the capital

We have recently engaged California based Boustead Securities to assist us in raising capital.  Boustead Securities, member FINRA/SIPC, was established to assist lower middle market private and public companies in all areas of capital markets formation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of February, 2017.

VGAMBLING INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	February 21, 2017

/s/ David George Atmore Watt David George Atmore Watt	Director	February 21, 2017

/s/ Yan Rozum Yan Rozum	Director	February 21, 2017