Form 10-Q
period 2017-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2017-05-22
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada 333-156302 26-3062752 (State of incorporation) (Commission File No.) (IRS Employer Identification No.)

Commercial Centre, Jolly Harbour

St. Mary’s, Antigua and Barbuda

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (268) 562-9111

VGambling Inc.

(Former name or former address if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 31, 2017, the registrant had 75,258,861 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

(formerly VGambling Inc.)

MARCH 31, 2017

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2017 (Unaudited) and June 30, 2016	5

Consolidated Statements of Operations for the Three months and Nine Months Ended March 31, 2017, 2016 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8-13

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS	March 31, 2017	June 30, 2016 (Audited)

Current Assets

Cash	$347,698	$47,922
Prepaid Expense	45,370	100,917

Total Current Assets	393,068	148,839

Computer Software	50,000	-
Website	15,578	-
License	30,000	30,000

Total Assets	$488,646	$178,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$14,321	$7,483
Accrued Liabilities	101,292	56,855
Convertible Notes Payable, net of unamortized Discount of $Nil (June 30, 2016 - $54,066)	45,000	5,934
Due to related parties	10,848	19,974

Total Liabilities	171,461	90,246

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 75,258,861 and 70,105,514 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	75,259	70,106

Additional Paid-in Capital	1,746,766	955,015

Subscription Receivable	(300)	(300)

Deficit accumulated during the development stage	(1,504,540)	(936,228)

Total Stockholders’ Equity	317,185	88,593

Total Liabilities and Stockholders’ Equity	$488,646	$178,839

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

Revenue	$-	$-	$-	$-

Directors Compensation	51,250	50,000	97,500	100,000
General and administrative	75,555	54,266	347,001	139,987
Professional fees	11,878	4,300	40,225	28,485

Total Operating Expenses	138,684	108,566	484,726	268,472

Non-operating gain (loss)
Interest expense	(14,836)	-	(57,696)	-
Foreign exchange gain (loss)	(59)	1,315	125	971
Loss on Debt Settlement	(26,015)	-	(26,015)	-

Net Loss	$(179,594)	$(109,881)	$(568,312)	$(269,443)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	71,734,342	68,860,739	70,723,805	68,801,368

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Statement of Cash Flows

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016

Cash flows from operating activities

Net loss	$(568,312)	$(269,443)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization
Stock issuance for service	162,500	79,200
Loss on debt settlement	26,015
Accretion expense	28,051	-
Changes in operating assets and liabilities:
Accounts payable	6,838	32,675
Accrued liabilities	44,437	36,500
Prepaid expenses	55,547	3,993

Net cash used in operating activities	(244,924)	(117,075)

Cash flows from investing activities

Purchase of computer software	(50,000)	-
Website development	(15,578)	-

Net cash provided (used) by investing activities	(65,578)	-

Cash flows from financing activities

Repayment of convertible debenture	(15,000)	-
Proceeds from issuance of common stock	634,404	-
Due to related parties	(9,126)	23,735

Net cash provided (used) by financing activities	610,278	23,735

Net increase/ (decrease) in cash	$299,776	$(93,340)

Cash, beginning of period	$47,922	$100,865

Cash, end of period	$347,698	$7,525

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness of related party	-	-

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

1.

Nature of Operations and Continuance of Business

Esports Entertainment Group, Inc. (formerly VGambling Inc. ) (the “Company”) was incorporated in the state of Nevada on July 22, 2008.  On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation, an Antigua and Barbuda corporation which is in the business of internet gambling.

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

On April 18, 2017, the Shareholder of the company owning a majority of the Company’s outstanding shares of common stock proved a change of the name of the Company from VGambling, Inc. to Esports Entertaiment Group, Inc.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended June 30, 2016 and notes thereto contained.

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiary H&H Arizona Corporation.  All significant intercompany transactions and balances have been eliminated. The Company has elected a June 30 year-end.

b)

Use of Estimates and Assumptions

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

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

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended March 31, 2017, the Company has an accumulated deficit of $1,504,540.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

During the period ended March 31, 2017 and 2016, the Company incurred salary of $45,000 and $45,000 to the President of the Company, respectively.  As of March 31, 2017 and June 30, 2016, the Company owed $10,848 and $19,974 to the President, respectively.

b)

During the nine months ended March 31, 2017, the Company incurred rent of $3,407 (2016 - $3,362) to the President of the Company.

c)

On January 7, 2015, the Company issued 100,000 shares at a price of $0.05 per shares to a director for his advisory services for 2014.

c)

On March 31, 2015, the President of the Company had forgiven a total of $24,993 for the rent expenses payable to him and the Company recorded them as additional paid in capital.

d)

On June 30, 2015, the President of the Company had forgiven a total of $2,770 for shareholder loan payable to him and the Company recorded them as additional paid capital.

e)

On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016.  The Company owed $20,000 to Mr. Lim as of March 31, 2017.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

f)

On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $35,000 to Mr. Rozum as of March 31, 2017. On March 1, 2017, the Company issued 80,000 shares for $20,000 for director’s services.

g)

On October 26, 2016 the Company appointed David Watt as a Director of the Corporation.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $7,357 to Mr. Watt as of March 31, 2017. The Company issued 20,000 shares for $5,000 for Director’s services.

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

This convertible note is default as of March 31, 2017. The Company agreed to pay $90,000 and paid $45,000 as of March 31, 2017. The settle of the debts resulted a loss on debt settle of $26,015.  As at March 31, 2017, the carrying value of the convertible debenture was $45,000 (2016 - $nil). The Company will issue additional shares for debt settlement.

As an investment incentive, the Company issued 427,777 five year cashless warrants, exercisable at $0.14 per share.

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the period ended March 31, 2017, the Company amortized $60,000 (2016 - $nil) of the debt discount to interest expense.

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

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

f)

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

r)

On November 30, 2016, 66,680 common shares were issued at a price of $0.15 per share to non related shareholders.

s)

On December 31, 2016, 550,000 common shares were issued at a fair value of $137,500 in exchange of consulting services.

t)

On Feb 21, 2017, 100,000 common shares were issued at a price of $0.15 per share to non related shareholders.

u)

On March 1, 2017, 100,000 common shares were issued at a fair value of $25,000 in exchange of director fees.

v)

On March 31, 2017, 4,136,667 common shares were issued at a price of $0.15 per share to non related shareholders.  Also the Company issued 4,136,667 warrants to investors, exercisable at $0.15 per share.  The warrant is exercisable before March 31, 2020.  The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed with 30 days notice at a price of $0.05 per warrant.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

Stock Purchase Warrant

The following table summarizes all warrant activities for the nine months ended March 31, 2017:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2016	427,777	0.14	4.93 year	$ 111.222
Granted	4,136,667	0.15
Exercised	-	-
Expired	-	-
Outstanding and Exercisable at March 31, 2017	4,564,444	0.15	3.67 year	$ 684,667

8.

Debt Forgiveness

Accounts payable was reduced $22,068 (20,000 Euro) because of debt forgiven by an arm’s length company. The Company recorded it as gain of forgiveness.

9.

Subsequent Event

a)

On April 1, 2017, the Company issued 400,000 shares to Agoracom Investor Relations, non related investors, for service.

b)

On April 12, 2017, the Company issued 500,000 common shares to non related investors at $0.15 per share.

c)

On April 22, 2017, the Company issued 92,000 common shares to non related investors at $0.25 per share.

d)

On May 1, 2017, the Company signed a Licensing Agreement with Sportradar AG for internet and Mobile Live Streaming Rights for online betting purposes.

e)

On May 16, 2017, the Company signed a subscription agreement with a non related investor to issue 600,000 common shares at $0.25 per share, and 600,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before May 16, 2020.  The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed.

f)

On April 18, 2017, the Shareholder of the company owning a majority of the Company’s outstanding shares of common stock proved a change of the name of the Company from VGambling, Inc. to Esports Entertaiment Group, Inc.

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

Overview

Esports Entertainment Group, Inc., ("Esports Entertainment", "the Company", “our” or "we") was incorporated in Nevada on July 22, 2008.  Esports Entertainment is a development-stage online gambling company and plans to offer wagering on esports events and the ability to participate in video game tournaments for real-money in a licensed and secure environment.

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

Esports Entertainment intends to offer esports enthusiasts from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports Entertainment intends to offer users the opportunity to wager against other users utilizing a peer-to-peer or player-to-player wagering system with no risk to the Company. Esports Entertainment plans to generate revenue from fees charged to players based on a percentage of the amount wagered on an event. Esports Entertainment intends to offer spectators the ability to wager on all major professional esports events and a wide range of amateur esports events.

Esports Entertainment also intends to offer users from around the world, excluding 13 States within the United States, the ability to participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. We will collect a percentage of tournament entry fees and will not have any of our own capital at risk. Esports Entertainment intends to offer users a wide selection of downloadable mobile and PC or console video games of skill to be played online for real money in both small groups and major tournaments.

Esports Entertainment will not offer online users traditional casino style games such as poker, craps or slots, nor will it offer online wagering on traditional sporting events like football or soccer. Esports Entertainment will be focused solely on offering online wagering on the widest range of esports events broadcast from around the world, as well as, hosting online mobile and PC video game tournaments for enthusiasts.

Given the global demand for live esports events, Esports Entertainment also intends to acquire the 62,000 square foot Grand Princess Casino in Antigua, for the purposes of converting it into an Esports Coliseum that will hold a variety of esports events such as: hosting spectators as they watch live esports events on the main floor; hosting video game tournaments that provide visitors with the opportunity to participate in tournaments on the second floor,

Our initial plan to launch and operate our business involves two phases.

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

We currently have five full time and two part time employees.  We plan to hire additional employees before the commencement of online wagering operations.

In addition to technical and market research and organizational activities, we have recently begun to design and develop our wagering systems. As of March 31, 2017, we have not generated any revenue from our operations.

Our executive and business office is located at Commercial Centre, Jolly Harbour, St. Mary’s, Antigua and Barbuda. Our telephone number is (905) 580-2978.

Online Operations

Esports Entertainment intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports event gambling involves spectators wagering online on the outcome of professional and amateur esporting events. Esports Entertainment intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. Esports Entertainment intends to offer spectators the ability to wager on all major professional esports events and a wide range of amateur esports events that will be broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. Esports Entertainment currently expects to launch online and mobile versions of esports event wagering under the Coliseum brand beginning in the second quarter of 2017.

Esports Entertainment also intends to offer users from around the world, excluding 13 States within the United States, the ability to enter and participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. Esports Entertainment intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. Users will be able to enter and participate in tournaments utilizing their PC or game console, or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. Esports Entertainment collects a percentage of each pot (the “rake”) in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, which do not put any of the Company’s own capital at risk. Esports Entertainment expects to launch PC or game console and mobile versions of tournament play, under the Coliseum brand beginning in the second half of 2017, globally.

Antigua is a “UK white listed” gambling jurisdiction.  White listed gambling jurisdictions are those gambling jurisdictions that were allowed to advertise gambling services on-line in the United Kingdom and have more credibility in the online gambling industry. Accordingly, Esports Entertainment has submitted an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda in the 1st quarter of 2017.  If the license is granted, Esports Entertainment’s wholly-owned subsidiary will be able to conduct real-money online gambling and wagering activities on a global basis from Antigua.

Esports Entertainment believes that operating from Antigua, is beneficial for the following reasons:

•

access to experienced staff

•

access to premium office space

•

lower operating costs

Esports Entertainment’s wholly-owned subsidiary has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. This Permit allows Esports Entertainment’s wholly-owned subsidiary to conduct real-money online gambling and wagering activities on a global basis.

We have a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH, a company controlled by Yan Rozum, one of our directors. Under the Agreement, Swiss Interactive has agreed to grant Esports Entertainment an exclusive license to offer certain Swiss Interactive developed

eSports event wagering platforms for real money play and wagering.  We have recently begun the development and customization of the wagering system.

We have agreements with a number of payment service providers that allows us to process money transfers through the internet.

On August 25, 2016 we entered into an agreement with Income Access, a technology and digital marketing company serving the global iGaming industry. Under the agreement, Esports Entertainment will integrate Income Access’ award-winning affiliate management platform and Ad Serving tool to manage the operator’s forthcoming affiliate programme.

The Company will control the payments, customer service, marketing and other aspects of its business.

Land Based Operations

In June 2016, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $8,000,000 (US$).  As of May 15, 2017 the Company’s offer had not been accepted.  The offer was contingent, among other things, upon the Company being approved for the Citizenship by Investment Program (“CIP”) of Antigua and Barbuda.

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

If we are able to acquire the Grand Princess Casino in Antigua, the Esports Entertainment brand will be featured prominently as a major sponsor of professional esports events held at the facility and broadcast globally.

Play-money gaming, which is permitted in most jurisdictions, involves players receiving virtual currency for free, or paying a fee to receive additional virtual currency, which can be used to play certain gaming offerings. Some play-money games may require an additional fee to download software upgrades or to buy-in to certain advanced play. Our proposed play-money games will initially consist of mobile video games, and PC and console video games. There will no cash prizes or other prizes for monetary value. The primary purpose of the play-money games will be to direct users to our real-money wagering portal.  We currently have eight real-money websites, available in local languages, under development.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of esports and video gambling products and services that Esports Entertainment intends to offer, the competitors may offer an equivalent or superior product to that of the Company.  Esports Entertainment expects the number of companies offering products and services in each market segment to increase.  Many of Esports Entertainment’s current and potential competitors, including but not limited to Unikorn, Skillz, bet365, William Hill, and Pinnacle Sports, have far greater resources than Esports Entertainment.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws require us to obtain licenses or findings of suitability from gaming authorities for Esports Entertainment, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality and security of the applicant’s online real-money platform and gaming equipment and related software, as applicable, (iii) and, the past history of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gambling services in these jurisdictions. If any director, officer or employee of ours fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, we may deem it necessary, or be required to, sever our relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with us, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis. As a regulated entity, we will be required to maintain strong corporate governance standards and will be required to, among other things, maintain effective internal controls over our financial reporting and disclosure controls and procedures, maintain systems for accurate record keeping, file periodic reports with gaming authorities and maintain strict compliance with various laws and regulations applicable to our business.

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

Results of Operations

Working Capital

	March 31, 2017 $	June 30, 2016 $
Current Assets	393,068	148,839
Current Liabilities	171,461	90,246
Working Capital (Deficit)	221,607	58,593

Cash Flows

	Nine months ended March 31, 2017 $	Nine months ended March 31, 2016 $
Cash Flows from (used in) Operating Activities	(244,924)	(117,075)
Cash Flows from (used in) Investing Activities	(65,578)	-
Cash Flows from (used in) Financing Activities	610,278	23,735
Net Increase (decrease) in Cash during period	299,776	(93,340)

Operating Revenues

From July 22, 2008 (date of inception) to March 31, 2017, the Company did not record any revenues.

Results of Operations for the three Months ended March 31, 2017

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2017 was $138,684 compared to $108,566 for the three months ended March 31, 2016.   The Company incurred director’s fees of $51,250, an increase of $1,250, general and administrative expenses of $75,555 an increase of $21,289 in salaries and consulting fees and professional fees of $11,878, an increase of $7,878 in professional fees relating to increased legal and audit costs.

Interest expense amounted to $14,836 for the three months ended March 31, 2017 and $ nil for the three months ended March 31, 2016. The increase in interest expense period over the prior period is the result of increased debt. Loss on debt settlement amounted to $26,015 for the three months ended March 31,

2017 and $ nil for the three months ended March 31, 2016. The increase in loss on debt settlement period over the prior period is the result of settlement of convertible note.

Net loss for the three months ended March 31, 2017 was $179,594 compared with a net loss of $109,881 for the three months ended March 31, 2016.

Results of Operations for the Nine Months ended March 31, 2017

Operating Expenses and Net Loss

Operating expenses for the nine months ended March 31, 2017 was $484,726 compared to $268,472 for the nine months ended March 31, 2016.   The Company incurred director’s fees of $97,500, a decrease of $2,500, general and administrative expenses of $347,001 an increase of $207,014 in salaries and consulting fees, and professional fees of $40,225, an increase of $11,740 in professional fees relating to increased legal and audit costs.

Interest expense amounted to $57,696 for the nine months ended March 31, 2016 and $ nil for the nine months ended March 31, 2016. The increase in interest expense period over the prior period is the result of increased debt. Loss on debt settlement amounted to $26,015 for the nine months ended March 31, 2017 and $ nil for the nine months ended March 31, 2016. The increase in loss on debt settlement period over the prior period is the result of settlement of convertible note.

Net loss for the nine months ended March 31, 2017 was $568,312 compared with a net loss of $269,443 for the nine months ended March 31, 2016.

Plan of Operation

The Company has not yet generated any revenue from its operations. As of March 31, 2017 we had $347,698 of cash on hand. We incurred operating expenses in the amount of $484,726 in the nine months ended March 31, 2017. These operating expenses were comprised of director’s fees, professional fees, and administrative and general expenses. From the inception date to March 31, 2017, we have net loss in amount of $1,504,540.

Our current cash holdings will not satisfy our liquidity requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months. As of March 31, 2017 we have raised $1,822,025 from the sales of our common stock.

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

We currently have four full time and two part time employees.  We plan to hire additional employees prior to the commencement of wagering operations.

To date, our operations have included technical and market research and organizational activities, and we have recently begun to design and develop our wagering systems. As of March 31, 2017, we have not generated any revenue from our operations.

On June 12, 2014, we entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. Under the Agreement, Swiss Interactive agrees to grant Esports Entertainment an exclusive license to offer certain Swiss Interactive developed eSports wagering platforms for real money play and wagering. On November 7, 2014 we were approved as an online merchant by Skrill Limited, a company that allows payments and money transfers to be made through the Internet with a focus on low-cost international money transfers. On November 11, 2014 we were approved as an online merchant by paysafecard, MAC Ltd., is Europe's most popular and proven internet payment method. On December 3, 2014 we were approved as an online merchant by Paypal Pte Ltd., a leader in the online financial transaction processing industry. On January 13, 2015 we were approved as online merchant by Neteller, an e-money/e-wallet stored-value service owned and operated by publicly traded British global payments company Optimal Payments PLC. On January 26, 2015 we were approved as an online merchant by Entropay which offers VISA and MasterCard virtual prepaid credit cards. On February 15, 2015 we were approved as online Bitcoin, Litecoin and Dogecoin merchant by GoCoin, a leader in the online virtual currency transaction processing industry. On August 25, 2016 we entered into an agreement with Income Access, a technology and digital marketing company serving the global iGaming industry. Under the agreement, Esports Entertainment will integrate Income Access’ award-winning affiliate management platform and Ad Serving tool to manage the operator’s forthcoming affiliate programme.

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

We recently submitted an Application for Interactive Wagering License to the Financial Services Regulatory Commission of Antigua and Barbuda.

Our auditor’s report on our June 30, 2016 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

We believe we have sufficient capital is available and that we will generate revenue within six months.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May, 2017.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	May 22, 2017

/s/ David George Atmore Watt David George Atmore Watt	Director	May 22, 2017

/s/ Yan Rozum Yan Rozum	Director	May 22, 2017