Form 10-K
period 2017-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2017-10-23
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number	333-156302

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Commercial Centre, Jolly Harbour, St. Mary’s Antigua and Barbuda	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code: (268) 562-9111

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company) Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [   ]      No [X]

As of December 31, 2016, the aggregate value of voting and non-voting common equity held by non-affiliates was $2,573,326.

As of September 30, 2017, the Company had 81,653,818 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements relating to our  future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

PART I

ITEM 1.  BUSINESS

Overview

Esports Entertainment Group, Inc., ("Esports Entertainment", "the Company", “our” or "we") was incorporated in Nevada on July 22, 2008.  Esports Entertainment is a development-stage online gambling and 18+ gaming company and plans to offer wagering on esports events and the ability to participate in video game tournaments for real-money in a licensed and secure environment.

The online gambling market represents one of the fastest growing segments of the gambling industry. H2 Gambling Capital, a leading supplier of data and market intelligence on the global gambling industry, estimates the current size of the global online gambling market is in excess of US$50 billion.  Source: H2 Gambling Capital, Global Online Gambling Report 2016.

The esports market represents the fastest growing sports market in the world. According to market research firm Newzoo, the global esports audience will reach 385 million in 2017, made up of 191 million esports enthusiasts and a further 194 million occasional viewers. The number of enthusiasts is expected to grow by 50% toward 2020, totaling 286 million. According to Fortune Magazine, the esports fan base will surpass the NFL by 2017. In 2016, there were 424 esports events with a prize pool above $5,000 worldwide. North America held the 28% of the events, followed by Western Europe with 26%, and Eastern Europe with 13%. Total esports prize money in 2016 reached $93.3 million, up from $61.0 million in 2015, or an increase of 52.9% year on year. For major esports events with prize pools above $5,000, total prize money reached $81.5 million, up from $54.7 million in 2015, or an increase of 49.0% year on year. Forbes magazine projects fans of esports will wager $23 billion by 2020.

Esports is the professionalization of video games.  Contrary to its name, esports does not involve video games of traditional sports such as football and basketball. Rather, esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. The best-known example of an esports game among non-esports enthusiasts is Call of Duty. Currently, however, the two most successful esports games are Dota 2 and League of Legends (a multiplayer online battle arena game) and Counter Strike: Global Offensive (a first-person shooter game).  Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, and Hearthstone. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions such as WII (Nintendo), and Halo (343 Industries).

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a massive global surge in popularity with the rapid growth of online streaming over the last few years. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums (which are often sold out), as well as  of online viewers (which regularly exceed 1,000,000 for major tournaments).  The impact has been so significant, that many video game developers now build features into their games designed to facilitate competition.

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

Esports Entertainment also intends to offer users from around the world, excluding 13 States within the United States, the ability to participate in online mobile and PC video game tournaments and win cash prizes. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. Esports will collect a percentage of tournament entry fees and will not have any of its own capital at risk. Esports Entertainment intends to offer users a wide selection of video games of skill to be played online for real money in both small groups and major tournaments.

Esports Entertainment will not offer online users traditional casino style games such as poker, craps or slots, nor will it offer online wagering on traditional sporting events such as football or soccer. Esports Entertainment will be focused solely on offering online wagering on the widest range of esports events broadcast from around the world, as well as, hosting online video game tournaments for enthusiasts.

Given the global demand for live esports events, Esports Entertainment also intends to acquire the 62,000-square foot Grand Princess Casino in Antigua, for the purposes of converting it into an Esports Coliseum that will hold a variety of esports events such as: hosting spectators as they watch live esports events on the main floor; and hosting video game tournaments that provide visitors with the opportunity to participate in tournaments on the second floor.

Our initial plan to launch and operate our business involves two phases.

In the first phase, we intend to complete the development, testing and launching of our esports focused online gambling website. We estimate that the costs involved in completing the first phase will be approximately $2,000,000.  Our sales and marketing efforts began in the third quarter of 2017. We intend to launch our online esports focused wagering website in the fourth quarter of 2017.

In the second phase, we intend to acquire, renovate, equip and operate our land based Esports Coliseum.  We estimate the cost of acquiring and refurbishing the Grand Princess Casino in Antigua to be approximately $14,000,000.  We further estimate the cost of equipping and operating the esports focused multi-purpose facility at approximately $6,000,000 to $8,000,000.  We intend to acquire, renovate, equip and launch our esports focused multi-purpose facility in Antigua within twelve months of raising the necessary funds.  We expect our sales and marketing efforts to begin within six months of the commencement of operations.

We currently have eight full time and four part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by December 31, 2017.

To date, our operations have been limited to the design, develop and test our wagering systems. As of September 30, 2017, we have not commenced commercial operations. As of September 30, 2017, we have not generated any revenue from our operations.

Our executive and business offices are located at Commercial Centre, Jolly Harbour, St. Mary’s, Antigua and Barbuda.  Our telephone number is (268) 562-1119.

Online Operations

Esports Entertainment intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports event gambling involves spectators wagering online on the outcome of professional and amateur esporting events. Esports Entertainment intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. Esports Entertainment intends to offer spectators the ability to wager on all major professional esports events and a wide range of amateur esports events that will be broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. Esports Entertainment currently expects to launch online and mobile versions of esports event betting under the VIE brand beginning in the fourth quarter of 2017.

Esports Entertainment also intends to offer users from around the world, excluding 13 States within the United States, the ability to enter and participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. Esports Entertainment intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. Users will be able to enter and participate in tournaments utilizing their PC, game console or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. Esports Entertainment collects a percentage of each pot (the “rake”) in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, which do not put any of the Company’s own capital at risk. Esports Entertainment expects to launch online and mobile versions of tournament play, initially utilizing simple video games and later more complex video games, under the VIE brand beginning in the first half of 2018, globally.

Esports Entertainment has been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada. The computer servers and related equipment required for our esports gambling business will be located in the data center facilities on the Mohawk of Kahnawake Indian Reservation in Canada. Although this Permit allows Esports Entertainment’s wholly-owned subsidiary to conduct real-money online gambling and wagering activities on a global basis, Esports Entertainment believes that also operating from Curacao, in addition to from the Mohawk Indian Reservation in Canada, is more beneficial for the following reasons:

•

access to experienced staff

•

access to premium office space

•

lower operating costs

Accordingly, Esports Entertainment has been issued a Curacao eGaming License in Curacao in the Kingdom of the Netherlands. The License allows Esports Entertainment’s wholly-owned subsidiary to conduct real-money online gambling and wagering activities on a global basis from Curacao.

We have a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH, a company controlled by Yan Rozum, one of our directors. Under the Agreement, Swiss Interactive has agreed to grant Esports Entertainment an exclusive license to offer certain Swiss Interactive developed esports event wagering platforms for real money play and wagering.

We have agreements with a number of entities that allows us to process money transfers through the internet.

We will control the payments, customer service, marketing and other aspects of our business.

Land Based Operations

In June 2016, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $8,000,000 (US$).  A condition of the purchase is the Company is required to pay a deposit of $800,000. While the Company continues to seek additional sources of equity capital, as of September 30, 2017 the Company has not yet paid the required deposit.

In addition to the purchase price, the Company will also need approximately $5,000,000 to refurbish and renovate the facility plus $6,000,000 to $8,000,000 to purchase equipment and provide working capital during the start-up phase following its opening.  The Company estimates the facility, if and when it begins operations, will have approximately 12 employees and will cost approximately $50,000 per month to operate.  If the Company’s offer is accepted, and needed capital is raised, the Company estimates the esports casino will not begin operations until 12 months after the needed capital is raised.

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

The Grand Princess Casino consists of 62,000 square feet over three floors and will be rebranded as the Esports Coliseum.

Initially, the first floor of the Esports Coliseum will be used to host events arranged by existing and established esports tournament organizers. We intend to work with multiple esports tournament organizers and arrange for them to host one or a series of events at the Esports Coliseum. As a permanent esports event hosting facility, tournament organizers will benefit from the cost efficiency of not having to ship, assemble and then remove the equipment and services needed to host an esports event involving multiple teams, 1,500 spectators and broadcasting in a temporary facility. The Esports Coliseum plans to generate revenue from facilities rental to tournament organizers in the form of a flat fee or as a percentage of ticket sales.

Ultimately, we also intend to organize and host our own esports events on the first floor of the Esports Coliseum. We intend to negotiate with multiple video game publishers to secure the rights to their game software to enable us to host one or more esports events at the Esports Coliseum. The cost of the game software licenses are negotiated individually and can be based on a flat fee, as a percentage of the prize pool, as a percentage of ticket sales, or at no cost. We intend to attract esports spectator demographic focused sponsors and advertisers to make financial contributes to the event prize pool. We intend to enter into agreements with the esports teams from around the world to have them participate in our events. The teams will have the opportunity to compete for the prize pool offered. We intend to broadcast globally all esports events live on multiple video streaming platforms, such as twitch.tv and youtube.com.  We intend to market the events primarily through online advertising on esports focused websites and the websites and social media of professional esports players and teams. We plan to generate revenue in the form of ticket sales, third party sponsorship and advertising fees, both at the Esports Coliseum and on online broadcasts of tournaments.

The second floor of the Esports Coliseum will provide a tournament play area with space for up to 200 participants who will play video games among themselves. The tournament play area will be equipped with 200 gaming stations, each of which will include the latest in gaming hardware and accessories, a computer with a large monitor, desk and ergonomic chair. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. No spectator seating will be available on the second floor and the tournaments played on the second floor will not be broadcast.

The second floor will also host a full-service restaurant and lounge. A portion of the third floor is planned for a roof top patio bar area. The remainder of the third floor will be utilized for offices.

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

If we are able to acquire the Grand Princess Casino in Antigua, the Esports Entertainment brands will be featured prominently as a major sponsor of professional esports events held at the facility and broadcast globally.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of esports and video gambling products and services that Esports Entertainment intends to offer, the competitors may offer an equivalent or superior product to that of the Company.  Esports Entertainment expects the number of companies offering products and services in each market segment to increase.  Many of Esports Entertainment’s current and potential competitors, including but not limited to Unikrn, Skilz, bet365, William Hill, Betway, and Pinnacle Sports, have far greater resources than Esports Entertainment.

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

We will work to obtain all permits, authorizations, registrations and/or licenses required in the jurisdictions in which we operate.  We will have a zero-tolerance approach to money laundering, fraud and collusion and we will work with regulators and law enforcement globally in this area.  We plan to have a dedicated compliance team that will work to ensure that we comply with all regulatory requirements under our licenses, as well as all applicable anti-money laundering, anti-fraud and anti-collusion rules and laws.

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

None.

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

$0.15

June 30, 2016

$0.40

$0.17

September 30, 2016

$0.40

$0.35

December 31, 2016

$0.37

$0.24

March 31, 2017

$0.60

$0.05

June 30, 2017

$1.00

$0.25

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

As of June 30, 2017, we had 74 shareholders of record. We have not paid cash dividends and we do not plan to pay dividends in the foreseeable future.  We have outstanding warrants and options which can be converted into shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Material changes in line items in our Statement of Operations for the year ended June 30, 2017 as compared to the same period last year, are discussed below:

Revenue and Expenses

We had no revenue from July 22, 2008 (inception) through June 30, 2017.

Our operating results for the year ended June 30, 2017, and the year ended June 30, 2016 are summarized as follows.

Our operating expenses are classified into several categories:

•

Directors Compensation

•

Consulting Fees

•

Professional Fees

•

General and Administrative Expenses

Directors Compensation is comprised of cash and stock fees paid to the Directors of the Company.  These amounted to $161,102 for the year ended June 30, 2017 and $140,000 for the year ended June 30, 2016.  The increase of $ $21,102 in Directors fees period over period is attributable primarily to the change in the Board members appointed during the year.

Consulting fees are comprised of cash and stock fees paid to Consultants to the Company. These amounted to $349,119 for the year ended June 30, 2017 and $118,392 for the year ended June 30, 2016. The increase of $230,727 in Consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $91,705 for the year ended June 30, 2017 and $39,928 for the year ended June 30, 2016.  The increase of $51,777 in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2017.

General and Administrative Expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $152,223 for the year ended June 30, 2017 and $55,744 for the year ended June 30, 2016 respectively. The increase of $96,479 in 2017 versus 2016 is attributable primarily to increased business development activities.

Interest expense amounted to $57,696 for the year ended June 30, 2017 and $6,289 for the year ended June 30, 2016. The increase of $51,407 in interest expense period over the prior period is the result of increased debt.

For the year ending June 30, 2017 we incurred total operating expenses and resulting net loss of  $754,149 and  $837,932 respectively, and for the year ending June 30, 2016 we incurred total operating expenses and resulting net loss of $353,064 and $337,655 respectively.

Capital Resources and Liquidity

For the twelve months ended June 30, 2017, cash used by operating activities was $482,322. Cash used by operating activities for the twelve months ended June 30, 2016 was $238,925. The change in cash used by operating activities was primarily due to the increase in stock issuances for services rendered to the Company.

Cash used by investing activities during the twelve months ended June 30, 2017 was $107,178. Cash used by investing activities for the twelve months ended June 30, 2016 was $Nil. The change in cash used in investing activities is due to the cash used to purchase computer software and equipment during twelve months ended June 30, 2017.

Net cash provided by financing activities for the twelve months ended June 30, 2016 was $1,087,688. Cash provided by financing activities for the twelve months ended June 30, 2016 was $185,982. The change in cash provided by financing activities is due primarily to the increase in cash received from the issuance of shares during the twelve-month period ended June 30, 2017.

At June 30, 2017 we had $546,110 in cash, compared to $47,922 as at June 30, 2016.

The cost to launch our wagering systems and commence operations is estimated to be in approximately $2,000,000 over the next twelve months. In addition to the $8,000,000 purchase price, the Company will also need approximately $5,000,000 to refurbish and renovate the Grand Princess casino plus $6,000,000 to $8,000,000 to purchase equipment for the casino and to provide working capital during the start-up phase following its opening. Our current cash holdings will not satisfy our capital requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.  If we are unsuccessful in raising additional equity capital we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure and, which may not even be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of available debt financing and determine whether our business could sustain operations and growth and manage the debt load. If we cannot raise additional capital we would be required to cease operations. As a result, investors in our common stock may lose all of their investment.

Our auditor’s report on our June 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

We believe that if sufficient capital is available, we will generate revenue within twelve months of raising the capital.

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

Esports Entertainment Group, Inc.

June 30, 2017

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

tE-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Esports Entertainment Group, Inc. (formerly VGambling, Inc.)

We have audited the accompanying consolidated balance sheets of Esports Entertainment Group, Inc. (formerly VGambling, Inc.) (the “Company”) as of June 30, 2017 and 2016 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Esports Entertainment Group, Inc. as of June 30, 2017 and 2016, and the result of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

October 23, 2017

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Balance Sheets

ASSETS	June 30, 2017	June 30, 2016

Current Assets

Cash	$546,110	$47,922
Other Current Asset	302	-
Prepaid Expenses	76,125	100,917

Total Current Assets	622,537	148,839

Rent Security Deposit	3,554	-
Computer Equipment	61,477	-
Office Furniture and Equipment	19,904	-
Website	21,578	-
License	30,000	30,000

Total Assets	$759,050	$178,839

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$29,017	$7,483
Accrued Liabilities	56,859	56,855
Convertible Notes Payable	-	5,934
Due to Related Parties	1,229	19,974

Total Liabilities	87,105	90,246

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 79,768,458 and 70,105,514 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	79,768	70,106

Additional Paid-in Capital	2,396,637	955,015

Subscription Receivable	(30,300)	(300)

Deficit accumulated during the development stage	(1,774,160)	(936,228)

Total Stockholders’ Equity	671,945	88,593

Total Liabilities and Stockholders’ Equity	$759,050	$178,839

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Expenses

	Year Ended June 30, 2017	Year Ended June 30, 2016

Revenue	$-	$-

Directors Compensation	161,102	140,000
Consulting fees	349,119	118,392
General and administrative	152,223	55,744
Professional fees	91,705	38,928

Total Operating Expenses	754,149	353,064

Non-operating gain (loss)
Interest expense	(57,696)	(6,289)
Foreign exchange gain (loss)	(72)	(370)
Debt forgiveness	-	22,068
Loss on Debt Settlement	(26,015)	-

Net Loss	$(837,932)	$(337,655)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	72,434,368	68,985,746

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Changes in Stockholders’ Equity

For the period from July 1, 2015 to June 30, 2017

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development	Subscription
	Shares	Amount	Capital	Stage	Receivable	Total

Balance - June 30, 2015	68,646,168	$ 68,646	$ 657,267	$ (598,573)	$ (300)	$ 127,040

Common stock issued for cash	793,346	794	115,214	–	–	116,008

Common stock issued for service	666,000	666	132,534	–	–	133,200

Convertible notes payable	–	–	50,000	–	–	50,000
Net loss for the period	–	–	–	(337,655)	–	(337,655)
Balance - June 30, 2016	70,105,514	$ 70,106	$ 955,015	$ (936,228)	$ (300)	$ 88,593

Common stock issued for cash	8,322,504	8,322	1,188,111	–	(30,000)	1,166,433

Common stock issued for service	1,340,440	1,340	253,511	–	–	254,851

Convertible notes payable	–	–		–	–	-
Net loss for the period	–	–	–	(837,932)	–	(837,932)
Balance - June 30, 2017	79,768,458	$ 79,768	$ 2,396,637	$ (1,774,160)	$ (30,300)	$ 671,945

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Cash Flows

	Year Ended June 30, 2017	Year Ended June 30, 2016

Cash flows from operating activities

Net loss	$(837,932)	$(337,655)

Items not requiring an outlay of funds:
Amortization	665
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issuance for service	254,851	73,200
Loss on debt settlement	26,015	-
Conversion of accrued interest
Accretion expense	28,051	5,934
Gain from forgiveness	-	(22,068)
Changes in operating assets and liabilities:
Accounts receivable	(302)	-
Prepaid expenses	24,792	(8,674)
Accounts payable	21,534	3,483
Accrued liabilities	4	46,855

Net cash used in operating activities	(482,322)	(238,925)

Cash flows from investing activities

Rent Security Deposit	(3,554)	-
Purchase of computer software and equipment	(61,805)	-
Purchase furniture and equipment	(20,241)	-
Website development	(21,578)	-

Net cash provided by investing activities	(107,178)	-

Cash flows from financing activities

Repayment of convertible debenture	(60,000)	-
Proceeds from issuance of common stock	1,166,433	116,008
Convertible notes payable	-	50,000
Due to related parties	(18,745)	19,974

Net cash provided by financing activities	1,087,688	185,982

Net increase/ (decrease) in cash	$498,188	$(52,943)

Cash, beginning of period	$47,922	$100,865

Cash, end of period	$546,110	$47,922

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness	-	-

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

1.   Nature of Operations and Continuance of Business

Esports Entertainment Group, Inc. (formerly VGambling Inc.) (the “Company”) was incorporated in the State of Nevada on July 22, 2008.  On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation, an Antigua and Barbuda corporation which is in the business of internet gambling.

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

On April 18, 2017, the majority of the Shareholders of the Company's common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertainment Group, Inc.

2.   Summary of Significant Accounting Policies

a)   Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders' equity (deficit) and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles.

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiary, H&H Arizona Corporation.  All significant intercompany transactions and balances have been eliminated. The Company has elected a June 30 year-end.

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

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

2.   Summary of Significant Accounting Policies (Continued)

d)   Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Property and Equipment are amortized using straight-line method.  Computer equipment is amortized over 36 months, and office furniture and equipment are amortized over 60 months.

		Accumulated	2017	2016
	Cost	Amortization	Net Book Value
Computer equipment	$11,805	$328	$11,477	$-
Office equipment and furniture	$20,241	$337	$19,904	$-
	$32,046	$665	$31,381	$-

Depreciation expense was $665 for the years ended June 30, 2017.

e)   Income Taxes

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

f)   Net Loss per Share

Net income (loss) per common share is computed pursuant to ASC Topic 260 “Earnings per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Diluted EPS  excludes  all  dilutive  potential  shares if their effect is anti-dilutive.

g)   Foreign Currency Translation

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

h)   Share Based Expenses

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

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

2.   Summary of Significant Accounting Policies (Continued)

i)   Beneficial Conversion Feature

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

j)   Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.   Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended June 30, 2017, the Company has an accumulated deficit of $1,774,160.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company had signed agreement with Monarch Bay Securities, LLC in June 2016 to raise $6 million to $8 million through sell of equity or equity linked securities in the next twelve months. However, management cannot provide any assurances that our company will be successful in accomplishing any of our plans.

4.   Acquisition of H&H Arizona Corporation and Recapitalization

On May 20, 2013, the Company entered into a Share Exchange Agreement with H&H Arizona Corporation.  Under the terms of the agreement, the Company acquired all of the outstanding capital stock and ownership interests of H&H Arizona from the H&H Arizona shareholders.  In exchange for the interest, the Company issued to the H&H Arizona shareholders 50,000,000 shares of the Company’s common stock.  As a result of the consummation of the Exchange Agreement, H&H Arizona became the Company’s wholly-owned subsidiary and the Company’s operating entity.  On October 9, 2017, H&H Arizona Corporation changed its name to “Esports Services (Antigua) Ltd.”

5.   Related Party Transactions

a)  During the year ended June 30, 2017 and 2016, the Company incurred salary of $65,000 and $60,000 to the President of the Company, respectively.  The Company increased salary to the President from $5,000 per month to $10,000 per month from June 2017.

b)  During the year ended June 30, 2017, the Company incurred rent of $4,563 (2016 - $4,526) to the President of the Company.

c)  On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016.  The Company owed $NIL to Mr. Lim as of June 30, 2017.  The Company paid $5,000 for his director’s service for the year ended June 30, 2017.

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

5.   Related Party Transactions (Continued)

d)  On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $25,000 to Mr. Rozum as of June 30, 2017 ($20,000 as of June 30, 2016).  The Company issued 111,250 shares for $45,000 for director’s services.

e)  On October 26, 2016 the Company appointed David Watt as a Director of the Corporation.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $1,107 to Mr. Watt as of June 30, 2017. The Company issued 29,190 shares for $12,352 for Director’s services.

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

As an investment incentive, the Company issued 427,777 five-year cashless warrants, exercisable at $0.14 per share.  The exercisable warrants were cancelled, and the Company settled the warrants with 230,300 common shares.

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the year ended June 30, 2017, the Company amortized $60,000 (2016 - $nil) of the debt discount to interest expense.

7.   Commitments

The Company signed a three-year lease agreement with Caribbean Developments (Antigua) Ltd. To rent a commercial space starting May 1, 2017 terminating on April 30, 2020.

Year 1	$20,974
Year 2	20,974
Year 3	17,478
$59,426

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

8.   Common Stock

a)

On July 27, 2015, 60,000 common shares were issued at a price of $0.10 per share to a non- related shareholder.

b)

On August 24, 2015, 106,000 common shares were issued at a fair value of $21,200 for consulting services.

c)

On March 14, 2016, 60,000 common shares were issued at a fair value of $12,000 for consulting services.

d)

On March 14, 2016, 200,000 common shares were issued at a fair value of $40,000 for director fees.

e)

On April 7, 2016, 266,666 common shares were issued at a price of $0.15 per share to non-related shareholders.

f)

On June 30, 2016, 466,680 common shares were issued at a price of $0.15 per share to non-related shareholders.

g)

On June 30, 2016, 300,000 common shares were issued at a fair value of $60,000 for a prepayment for advertising service for the term of July 15, 2016 to July 15, 2017.

h)

On September 21, 2016, 200,000 common shares were issued at a price of $0.15 per share to non-related shareholders. Company paid stock issuance cost of $7,526. Also, the Company issued 200,000 warrants to investor, exercisable at $0.15 per share. The warrant is exercisable before December 1, 2019.

i)

On November 30, 2016, 66,680 common shares were issued at a price of $0.15 per share to non-related shareholders. Also the Company issued 66,680 warrants to investors, exercisable at $0.15 per share. The warrant is exercisable before December 31, 2019.

j)

On December 31, 2016, 550,000 common shares were issued at a fair value of $137,500 for consulting services.

k)

On Feb 21, 2017, 100,000 common shares were issued at a price of $0.15 per share to non-related shareholders. Also the Company issued 100,000 warrants to investors, exercisable at $0.15 per share. The warrant is exercisable before February 28, 2020

l)

On March 1, 2017, 100,000 common shares were issued at a fair value of $25,000 for director fees.

m)  On March 8, 2017, the Company issued 360,000 warrants to investors, exercisable at $0.15 per share.  The warrant is exercisable before March 8, 2022.

n)

On March 31, 2017, 4,136,667 common shares were issued at a price of $0.15 per share to non-related shareholders.  Also the Company issued 4,136,667 warrants to investors, exercisable at $0.15 per share.  The warrant is exercisable before March 31, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement with 30 days notice at a price of $0.05 per warrant.

o)

On April 1, 2017, 400,000 common shares were issued at a fair value of $60,000 for service.

p)

On April 1, 2017, 2,896,857 common shares were issued at a price of $0.15 per share to non-related shareholders.  Also, the Company issued 2,896,857 warrants to investors, exercisable at $0.15 per share. The warrant is exercisable before April 1, 2020.  The Company does not receive $30,000 and recorded $30,000 as subscription receivable as of June 30, 2017. The company received $30,000 in July 2017.

q)

On April 22, 2017, the Company issued 92,000 common shares to non-related investors at $0.25 per share.

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

8.   Common Stock (Continued)

r)

On May 16, 2017, 600,000 common shares were issued at a price of $0.25 per share to non-related shareholders.  Also the Company issued 600,000 warrants to investors, exercisable at $0.25 per share.  The warrant is exercisable before May 16, 2020.  The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed with 30 days notice at a price of $0.05 per warrant.

s)

On May 24, 2017, 250,000 common shares were issued for compensation of fundraising. The Company recorded common stock and paid in additional capital of $250.

t)

On June 30, 2017, 40,440 common shares were issued at a fair value of $32,352 for directors’ fee.

u)

On June 26, 2017 the Company adopted an Employee Stock Incentive Plan. The Plan is intended to encourage ownership of Shares by Employees and directors of and certain Consultants to the Company and its Affiliates in order to attract and retain such people, to induce them to work for the benefit of the Company or of an Affiliate and to provide additional incentive for them to promote the success of the Company or of an Affiliate. The number of Shares which may be issued from time to time pursuant to this Plan shall be 2,500,000 shares.  On August 1, 2017, the Company granted 521,500 options to 7 persons.

Stock Purchase Warrant

The following table summarizes all warrant activities for the twelve months ended June 30, 2017:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2016	427,777	0.14	4.93 year	$111.222
Granted	7,760,204	0.15
Granted	600,000	0.25
Cancelled	(427,777)	0.14
Exercised	-	-
Expired	-	-
Outstanding and Exercisable at June 30, 2017	8,360,204	0.16	3.67 year	$6,688,163

9.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred a net operating loss of $1,774,160 which will start to expire in 2030. The Company has adopted ASC 740, “Accounting for Income Taxes”, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for non-capital losses carried forward. The potential benefit of the net operating loss has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the loss carried forward in future years.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

At June 30, 2017 and 2016, deferred tax assets consisted of the following:

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

	2017 $	2016 $
Deferred tax assets	603,214	318,318
Less: valuation allowance	(603,214)	(318,318)
Provision for income taxes	–	-

10.   Debt Forgiveness

Accounts payable was reduced $22,068 (20,000 Euro) because of debt forgiven by an arm’s length company in June 2016. The Company recorded it as gain of forgiveness.

11.   Subsequent Event

a)

On July 5, 2017, the Company signed a subscription agreement with a non-related investor to issue 800,000 common shares at $0.25 per share, and 800,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 5, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

b)

On July 6, 2017, the Company signed a subscription agreement with a non-related investor to issue 40,000 common shares at $0.25 per share, and 40,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 6, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

c)

On July 16, 2017, the Company signed a subscription agreement with a non-related investor to issue 100,000 common shares at $0.25 per share, and 100,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 16, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

d)

On July 17, 2017, the Company signed a subscription agreement with a non-related investor to issue 400,000 common shares at $0.25 per share, and 400,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 17, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

e)

On July 19, 2017, the Company issued 200,000 common shares at $0.15 per share, and 200,000 warrants exercisable at $0.15 per share in exchange for services.  The warrant is exercisable before July 18, 2020. The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed with 30 days notice at a price of $0.05 per warrant.

f)

On July 20, 2017, the Company issued 100,000 common shares at $0.25 per share, and 100,000 warrants exercisable at $0.25 per share in exchange for services.  The warrant is exercisable before July 19, 2020. The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed with 30 days notice at a price of $0.05 per warrant.

g)

On July 24, 2017, the Company signed a subscription agreement with a non-related investor to issue 5,000 common shares at $0.50 per share, and 5,000 warrants exercisable at $2.00 per share.  The warrant is exercisable before July 23, 2018.

h)

On August 1, 2017, the Company granted stock options to certain Directors and employees of the Company. The stock options have an exercise price of $1.25. 213,667 stock options will vest on August 1, 2018, 100,000 stock options will vest on August 1, 2019, and 207,833 stock options will fully vest on August 1, 2020.

i)

On August 8, 2017, the Company signed a subscription agreement with a non-related investor to issue 10,000 common shares at $1.25 per share, and 100,000 warrants exercisable at $2.00 per share.  The warrant is exercisable before February 8, 2019.

Esports Entertainment Group, Inc.

Notes to the Financial Statements

June 30, 2016

11.   Subsequent Event (Continued)

j)

The Company signed an agreement in May 2017 with a corporation in Malta, to incorporate a subsidiary in Malta.  The subsidiary, Esport Services (Malta) Limited, was incorporated on August 9, 2017.

k)

On August 27, 2017, the Company signed a subscription agreement with a non-related investor to issue 300,000 common shares at $0.25 per share.

l)

On September 7, 2017, the Company signed a subscription agreement with a non-related investor to issue 20,000 common shares at $1.25 per share, and 20,000 warrants exercisable at $4.00 per share.  The warrant is exercisable before March 6, 2019.

m)

On September 21, 2017, the Company issued 156,667 common shares at $0.00 per share in exchange for services when the holder of 166,667 cashless warrants were exercised.

n)

On September 25, 2017, the Company signed a subscription agreement with a non-related investor to issue 4,000 common shares at $1.25 per share, and 4,000 warrants exercisable at $2.00 per share, and 4,000 piggyback warrants exercisable at $4.00 per share.  The warrant is exercisable before September 24, 2018 and the piggyback warrant is exercisable before September 24, 2019.

o)

On September 26, 2017, the Company issued 416,500 common shares at $0.15 per share for the 416,500 warrants were exercised.

p)

On September 29, 2017, the Company signed a subscription agreement with a non-related investor to issue 16,000 common shares at $1.25 per share.

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

Based upon that evaluation, our management concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As a result of this assessment, our management concluded that, as of June 30, 2017, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors serve until their respective successors are elected and qualified. The Board of Directors does not have a nominating or compensation committee. Our Audit Committee consists of Grant Johnson, our Chief Executive Officer and David Watt, a Director.

The names, addresses, ages and positions of our officer and our directors are set forth below:

Name

Age

Position(s)

Grant Johnson

57

President, Secretary/ Treasurer, Principal Executive, Financial

and Accounting Officer and Chairman of the Board of Directors.

David Watt

59

Director

Yan Rozum

37

Director

Grant Johnson has been an officer and director since May 20, 2013.

David Watt has been a director since October 26, 2016.

Yan Rozum has been a director since March 9, 2015.

Background of Officers and Directors

Grant Johnson

Mr. Johnson has been the Chief Executive Officer of the Company since 2013. From 2007 to 2013, Mr. Johnson advised several development stage companies as a sales management and business development consultant. From 2003 to 2007, Mr. Johnson was co-founder, President, Chief Operating Officer and a Director of Swiss Medica Inc., a US publicly listed company which manufactured and sold nutraceutical products online. From 2000 to 2003, Mr. Johnson was founder, President, Chief Executive Officer and a Director of Healthnet International Inc., a US publicly listed company which sold nutraceutical products online. From early 1996 to 1999, Mr. Johnson was Vice President of Starnet Communications International, Inc., a market leader in the B2B sector of the online gambling industry. Mr. Johnson obtained his Bachelor of Arts degree in economics and history from the University of Western Ontario in Canada.

David Watt, FCCA

Mr. Watt is a Fellow of the Chartered Association of Certified Accountants of the UK. Mr. Watt is a Chartered Certified Accountant and a Member of the Institute of Chartered Accountants of the Eastern Caribbean with more than 25 years of finance, accounting and senior management experience. For more than 25 years, Mr. Watt has been Partner in the Antigua based accounting firm Derrick & Watt. Previously, Mr. Watt was Financial Controller for the Blue Waters Hotel and Caribbean Developments (ANU) Ltd., both in Antigua.  Prior, Mr. Watt was an Accountant with South Bank Glass Co. Ltd, Input Typesetting Limited, and Cable & Wireless Plc all in London, UK. Mr. Watt is a graduate of South Bank Polytechnic in London, UK.

Yan Rozum

Since 2003, Mr. Rozum founded and currently serves as Chief Executive Officer of Swiss Interactive Software (GmbH) Switzerland, a Swiss based iGaming software development company that delivers complex engineered sports wagering and iGaming systems and projects for a roster of clients operating around the globe. Mr. Rozum is a leading authority on Information and Communications Technology, including the design, architecture and delivery of high volume transactional sports and event wagering software platforms, and peer-2-peer exchange wagering systems for real-money online iGaming operators. Mr. Rozum holds a Diploma from the

Swedish Institute of Management in Stockholm, Sweden. From 2000 through 2002, Mr. Rozum was a Ph.D. candidate at the National Academy of Sciences of Belarus in Minsk, Belarus. Mr. Rozum holds a Diploma of Higher Education in Journalism from the Institute of Modern Knowledge in Minsk, Belarus.

David Watt and Yan Rozum are independent directors as that term is defined in Section 803 of the listing standards of the NYSE American.

We believe our directors are qualified to serve for the following:

Name

Reason

Grant Johnson

Experience in online gambling.

David Watt

Experience in finance and accounting.

Yan Rozum

Experience in online gambling.

ITEM 11.  EXECUTIVE COMPENSATION.

The following chart shows the compensation paid to our executive officer. No executive officer received salary and bonus in excess of $100,000 during the prior two fiscal years.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation	Total

Grant Johnson CEO	2017 2016	$65,000 $60,000	-- --	-- --	-- --	$65,000 $60,000

On June 1, 2017, Esports Services Antigua Ltd. entered into a one-year Employment Agreement with Grant Johnson to serve as our Chief Executive, Financial and Accounting Officer. The agreement provides for an annual salary of USD$120,000.

Directors’ Compensation

The table below shows the compensation paid to our directors during the year ended June 30, 2017.  Grant Johnson was not compensated for acting as a director during fiscal 2017.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
David Watt	$ 18,750	$ 12,352	--	$ 31,102
Yan Rozum	20,000	45,000	--	65,000
Chul Woong Lim (3)	20,000	--	--	20,000
	$ 58,750	$ 57,352	--	$ 116,102

(1)

The fair value of stock issued for services computed in accordance with ASC718 on the date of grant.

(2)

The fair value of options granted computed in accordance with ASC718 on the date of grant.

(3)

Mr. Lim resigned as a director in October 2016.

During the year ended June 30, 2017, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of September 30, 2017.

Name and Address of Beneficial Owner	Shares Owned	Percent of Class
Grant Johnson 1370 Pilgrims Way Oakville, ON, Canada	50,000,000	61.2%
David Watt St. John’s Antigua and Barbuda	20,000	0.1%
Yan Rozum 1700 Ave General Guisan 32 Fribourg, Switzerland	180,000	0.2%
Shawn Erickson 122-201 Rua Figueiredo Magnalhaes Rio de Janeiro, RJ, Brazil	10,000,000	12.2%
All Officers and Directors as a group (three persons)	50,200,000	73.7%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended June 30, 2017, there were no transactions that we entered into with our officers, directors or affiliates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2017, the total fees charged to the company for audit services, including quarterly reviews of 10-Q reports were $25,000.  No fees were charged for tax services or other services.

For the year ended June 30, 2016, the total fees charged to the company for audit services, including quarterly reviews of 10-Q reports were $23,000.  No fees were charged for tax services or other services.

PART IV

ITEM 15.  EXHIBITS

21.1	Subsidiaries
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officers

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 23, 2017 Esports Entertainment Group, Inc. By:/s/ Grant Johnson Name: Grant Johnson Title: Principal Executive, Financial and Accounting Officer and a Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	October 23, 2017

/s/ David Watt David Watt	Director	October 23, 2017

/s/ Yan Rozum Yan Rozum	Director	October 23, 2017