Form 10-Q
period 2017-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2017-12-01
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

___________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2017, the registrant had 82,631,425 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

SEPTEMBER 30, 2017

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2017 (Unaudited) and June 30, 2017	5

Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2017 and 2016 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS	September 30, 2017	June 30, 2017 (Audited)

Current Assets

Cash	$691,360	$546,110
Other Receivable	37,705	-
Other Current Asset	149	302
Prepaid Expense	96,419	76,125

Total Current Assets	825,633	622,537

Rent Security Deposit	3,554	3,554
Computer Equipment	108,128	61,477
Office Furniture and Equipment	18,891	19,904
Website	28,614	21,578
License	30,000	30,000

Total Assets	$1,014,820	$759,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	$30,794	$29,017
Accrued Liabilities	60,197	56,859
Due to related parties	331	1,229

Total Liabilities	91,322	87,105

Stockholders’ Equity

Common stock Authorized: 500,000,000 shares, par value $0.001 82,631,425 and 79,768,458 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	82,631	79,768

Additional Paid-in Capital	3,271,355	2,396,637

Subscription Receivable	(81,300)	(30,300)

Deficit accumulated during the development stage	(2,349,188)	(1,774,160)

Total Stockholders’ Equity	923,498	671,945

Total Liabilities and Stockholders’ Equity	$1,014,820	$759,050

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Revenue	$-	$-

Directors compensation	57,822	25,000
Consulting fees	141,114	45,250
General and administrative	327,492	20,367
Professional fees	48,224	19,541

Total Operating Expenses	574,652	111,158

Non-operating gain (loss)
Interest expense	-	(21,430)
Foreign exchange gain (loss)	(376)	44
Loss on Debt Settlement	-	-

Net Loss	$(575,028)	$(132,544)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	75,663,404	70,125,079

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Statement of Cash Flows

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Cash flows from operating activities

Net loss	$(575,028)	$(132,544)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,996	-
Stock option	185,540	-
Stock issuance for service	55,000	-
Accretion expense	-	20,220
Changes in operating assets and liabilities:
Other receivable	(37,705)	-
Accounts payable	1.777	4,308
Accrued liabilities	3,338	21,210
Prepaid expenses	(20,294)	39,000
Other current asset	153	-

Net cash used in operating activities	(385,223)	(47,806)

Cash flows from investing activities

Purchase of computer software	(47,634)	-
Website development	(7,036)	-

Net cash provided (used) by investing activities	(54,670)	-

Cash flows from financing activities

Proceeds from issuance of common stock	586,041	22,474
Due to related parties	(898)	5,624

Net cash provided (used) by financing activities	585,143	28,098

Net increase/ (decrease) in cash	$145,250	$(19,708)

Cash, beginning of period	$546,110	$47,922

Cash, end of period	$691,360	$28,214

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness of related party	-	-

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

On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertaiment Group, Inc.

On August 9, 2017, the Company incorporated a subsidiary, Esport Services (Malta) Limited), in Malta.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended June 30, 2017 and notes thereto contained.

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiaries H&H Arizona Corporation and Esport Services (Malta) Limited.  All significant intercompany transactions and balances have been eliminated. The Company has elected a June 30 year-end.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (Continued)

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

2.

Summary of Significant Accounting Policies (Continued)

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended September 30, 2017, the Company had an accumulated deficit of $2,349,188.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5.

Related Party Transactions

a)

During the period ended September 30, 2017 and 2016, the Company incurred salary of $30,000 and $15,000 to the President of the Company, respectively.  As of September 30, 2017 and June 30, 2017, the Company owed $331 and $1,229 to the President, respectively.

b)

During the three months ended September 30, 2017, the Company incurred rent of $1,202 (2016 - $1,149) to the President of the Company.

c)  On January 30, 2015 the Company appointed Chul Woong “Alex” Lim as a Director of the Corporation.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016.  The Company owed $NIL to Mr. Lim as of September 30, 2017.  The Company paid $5,000 for his director’s service for the year ended June 30, 2017.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

5.

Related Party Transactions (Continued)

d)  On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $25,000 to Mr. Rozum as of September 30, 2017 ($25,000 as of June 30, 2017).  The Company issued 111,250 shares for $45,000 for director’s services.

e)  On October 26, 2016 the Company appointed David Watt as a Director of the Corporation.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $1,107 to Mr. Watt as of September 30, 2017 ($1,107 as of June 30, 2017). The Company issued 29,190 shares for $12,352 for Director’s services.

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

h)

On September 21, 2016, 200,000 common shares were issued at a price of $0.15 per share to non-related shareholders. Company paid stock issuance cost of $7,526. Also, the Company issued 200,000 warrants to an investor, exercisable at $0.15 per share. The warrant is exercisable before December 1, 2019.

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

v)

On July 5, 2017, the Company signed a subscription agreement with a non-related investor to issue 800,000 common shares at $0.25 per share, and 800,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 5, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

w)

On July 6, 2017, the Company signed a subscription agreement with a non-related investor to issue 40,000 common shares at $0.25 per share, and 40,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 6, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

x)

On July 16, 2017, the Company signed a subscription agreement with a non-related investor to issue 100,000 common shares at $0.25 per share, and 100,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 16, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

y)

On July 17, 2017, the Company signed a subscription agreement with a non-related investor to issue 400,000 common shares at $0.25 per share, and 400,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 17, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

z)

On July 17, 2017, the Company signed a subscription agreement with a non-related investor to issue 100,000 common shares at $0.25 per share, and 100,000 warrants exercisable at $0.25 per share.  The warrant is exercisable before July 17, 2020.  The warrants are callable by the issuer any time after 12 months from the date the Company signed the subscription agreement.

aa)

On July 19, 2017, the Company issued 200,000 common shares at $0.15 per share, and 200,000 warrants exercisable at $0.15 per share in exchange for services.  The warrant is exercisable before July 18, 2020. The warrants are callable by the issuer any time after 12 months from the date the equity investment is completed with 30 days notice at a price of $0.05 per warrant.

bb)

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

8.

Common Stock (continued)

cc)

On July 24, 2017, the Company signed a subscription agreement with a non-related investor to issue 5,000 common shares at $0.50 per share, and 5,000 warrants exercisable at $2.00 per share.  The warrant is exercisable before July 23, 2018.

dd)

On August 1, 2017, the Company granted stock options to certain Directors and employees of the Company. The stock options have an exercise price of $1.25. 213,667 stock options will vest on August 1, 2018, 100,000 stock options will vest on August 1, 2019, and 207,833 stock options will fully vest on August 1, 2020.

ee)

On August 8, 2017, the Company signed a subscription agreement with a non-related investor to issue 10,000 common shares at $1.25 per share, and 10,000 warrants exercisable at $2.00 per share.  The warrant is exercisable before February 8, 2019.

ff)

On August 27, 2017, the Company signed a subscription agreement with a non-related investor to issue 300,000 common shares at $0.25 per share.

gg)

On September 7, 2017, the Company signed a subscription agreement with a non-related investor to issue 20,000 common shares at $1.25 per share, and 20,000 warrants exercisable at $4.00 per share.  The warrant is exercisable before March 6, 2019.

hh)

On September 21, 2017, the Company issued 156,667 common shares when the holder of 166,667 cashless warrants were exercised.

ii)

On September 25, 2017, the Company signed a subscription agreement with a non-related investor to issue 4,000 common shares at $1.25 per share, and 4,000 warrants exercisable at $2.00 per share, and 4,000 piggyback warrants exercisable at $4.00 per share.  The warrant is exercisable before September 24, 2018 and the piggyback warrant is exercisable before September 24, 2019. The Company did not receive $5,000 and recorded $5,000 as subscription receivable as of September 30, 2017. The company received $30,000 in October 2017.

jj)

On September 26, 2017, the Company issued 416,500 common shares at $0.15 per share for the 416,500 warrants were exercised.

kk)

On September 29, 2017, the Company signed a subscription agreement with a non-related investor to issue 16,000 common shares at $1.25 per share, and 16,000 warrants exercisable at $2.00 per share, and 16,000 piggyback warrants exercisable at $4.00 per share.  The warrant is exercisable before September 28, 2018 and the piggyback warrant is exercisable before September 28, 2019.  The Company did not receive $20,000 and recorded $20,000 as subscription receivable as of September 30, 2017.  The Company received $20,000 in October 2017.

ll)

On September 30, 2017, the Company signed a subscription agreement with a non-related investor to issue 44,800 common shares at $1.25 per share. The Company did not receive $56,000 and recorded $56,000 as subscription receivable as of September 30, 2017. The company received $56,000 in October 2017.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

8.

Common Stock (continued)

Stock Purchase Warrant

The following table summarizes all warrant activities for the three months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2017	8,360,204	0.16	3.67 year	$6,688,163
Granted	1,890,000	0.25
Granted	31,000	2.00
Granted	24,000	4.00
Exercised	(583,167)	-
Expired	-	-
Outstanding and Exercisable at September 30, 2017	9,722,037	0.19	3.10 year	$22,175,000

9.

Stock Options

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “Plan”) whereby Incentive Stock Options issued to employees, officers, and directors to the Company to not exceed 2,500,000 stock options of which the purchase price of the stock options shall not be less than 100% of the fair market value of the Company’s common stock and the period for exercising the stock options not exceed 10 years from the date of grant. The Option price per share with respect to each option shall be determined by the Committee for non-qualified stock options.

During the period ended September 30, 2017, the Company issued 716,500 stock options to employees and officers of the Company.  The stock options are exercisable at $1.25 per share for a period of five years, and vest over a period of one to three years from the date of grant.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, June 30, 2017	-	-	-
Granted	716,500	1.25

Outstanding, September 30, 2017	716,500	1.25	874,130

Additional information regarding stock options outstanding as at September 30, 2017, is as follows:

	Outstanding and Not Vested
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
1.25	716,500	4.8	1.25

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

9.

Stock Options (continued)

The fair value of the stock options granted was determined using the Black-Scholes option pricing model assuming no expected dividends and the following assumptions:

Expected Life	5 years
Volatility	105-141%
Risk-Free Rate	1.60-1.68%
Exercise Price	$1.25

During the period ended September 30, 2017, the Company recorded stock-based compensation expense of $185,540, which has been recorded as salary expense in the statement of operations.  The schedule of vesting of stock options and stock-based compensation expense is as follows:

Period-End Date	Number of Options Vested	Stock-based Compensation $
September 30, 2017	-	185,540
December 31, 2017	-	302,332
March 31, 2018	-	299,399
June 30, 2018	-	302,725
September 30, 2018	265,500	203,180
December 31, 2018	31,375	126,016
March 31, 2019	31,375	108,497
June 30, 2019	31,375	96,868
September 30, 2019	131,375	66,245
December 31, 2019	31,375	46,038
March 31, 2020	31,375	37,167
June 30, 2020	31,375	29,460
September 30, 2020	131,375	9,730

	716,500	1,813,197

10.  Debt Forgiveness

Accounts payable was reduced $NIL (2016 - $22,068 (20,000 Euro)) because of debt forgiven by an arm’s length company. The Company recorded it as gain of forgiveness.

11.  Subsequent Event

a)

On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share for the 66,667 warrants were exercised.

b)

On November 7, 2017, the Company signed a subscription agreement with a non-related investor to issued 15,500 common shares at $0.25 per share.

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

In the second phase, we intend to acquire, renovate, equip and operate our land based Esports Coliseum.  We estimate the cost of acquiring and refurbishing the Grand Princess Casino in Antigua to be approximately $14,000,000.  We further estimate the cost of equipping and operating the esports focused multi-purpose facility at approximately $6,000,000 to $8,000,000.  We intend to acquire, renovate, equip and launch our esports focused multi-purpose facility in Antigua within twelve months of raising the necessary funds.  We expect our sales and marketing efforts to begin within twelve months of the commencement of operations.

We currently have ten full time and four part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by December 31, 2017.

To date, our operations have been limited to the design, develop and testing of our wagering systems. As of September 30, 2017, we have not commenced commercial operations. As of September 30, 2017, we have not generated any revenue from our operations.

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

Material changes in line items in our Statement of Operations for the three months ended September 30, 2017 as compared to the same period last year, are discussed below:

Revenue and Expenses

We had no revenue from July 22, 2008 (inception) through September 30, 2017.

Our operating results for the three months ended September 30, 2017, and the three months ended September 30, 2016 are summarized as follows.

Our operating expenses are classified into several categories:

-

Directors Compensation

-

Consulting Fees

-

Professional Fees

-

General and Administrative Expenses

Directors Compensation is comprised of cash and stock fees paid to the Directors of the Company.  These amounted to $57,822 for the three months ended September 30, 2017 and $25,000 for the three months ended September 30, 2016.  The increase of $32,822 in Directors fees period over period is attributable primarily to the change in the Board members appointed during the year and the granting of 20,000 options to Directors of the Company for stock based compensation of $16,572.

Consulting fees are comprised of cash and stock fees paid to Consultants to the Company. These amounted to $141,114 for the three months ended September 30, 2017 and $45,250 for the three months ended September 30, 2016. The increase of $95,864 in Consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants.

Professional fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $48,224 for the three months ended September 30, 2017 and $19,541 for the three months ended September 30, 2016.  The increase of $28,683 in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in the quarter.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees, and other administrative expenses. These amounted to $327,492 for the three months ended September 30, 2017 and $20,367 for the three months ended September 30, 2016 respectively. The increase of $307,125 in 2017 versus 2016 is attributable primarily to increased business development activities, and included the issuance of 300,000 shares of common stock in the amount of $55,000 for investor relations services and the granting of 676,500 options to employees and Directors of the Company for stock based compensation of $168,967.

For the three months ending September 30, 2017 we incurred total operating expenses and resulting net loss of $574,652 and $575,028 respectively, and for the three months ending September 30, 2016 we incurred total operating expenses and resulting net loss of $111,158 and $132,544 respectively.

Capital Resources and Liquidity

For the three months ended September 30, 2017, cash used by operating activities was $385,223. Cash used by operating activities for the three months ended September 30, 2016 was $47,806. The change in cash used by operating activities was primarily due to the increase in the net loss during the period.

Cash used by investing activities during the three months ended September 30, 2017 was $54,670. Cash used by investing activities for the three months ended September 30, 2016 was $Nil. The change in cash used in investing activities is due to the cash used to purchase computer software and equipment during three months ended September 30, 2017.

Net cash provided by financing activities for the three months ended September 30, 2017 was $585,143. Cash provided by financing activities for the three months ended September 30, 2016 was $28,098. The change in cash provided by financing activities is due primarily to the increase in cash received from the issuance of shares during the three-month period ended September 30, 2017.

At September 30, 2017 we had $691,360 in cash, compared to $28,214 as at September 30, 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of December, 2017.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	December 1, 2017

/s/ David George Atmore Watt David George Atmore Watt	Director	December 1, 2017

/s/ Yan Rozum Yan Rozum	Director	December 1, 2017