Form 10-Q
period 2017-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2018-03-14
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2017

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

_______________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31, 2017, the registrant had 82,713,592 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

(formerly VGambling Inc.)

DECEMBER 31, 2017

(Unaudited)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets at December 31, 2017 (Unaudited) and June 30, 2017	5

Consolidated Statements of Operations for the Three Months and Six Months Ended December 31, 2017 and 2016 (Unaudited)	6

Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2017 and 2016 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Balance Sheets

(Unaudited)

ASSETS	December 31, 2017	June 30, 2017 (Audited)

Current Assets
Cash	$426,857	$546,110
Accounts Receivable	37,890	-
Other Current Asset	149	302
Prepaid Expense	73,329	76,125

Total Current Assets	538,225	622,537
Rent Security Deposit	3,554	3,554
Computer Equipment	123,215	61,477
Office Furniture and Equipment	17,879	19,904
Website	28,614	21,578
License	30,000	30,000

Total Assets	$741,487	$759,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$52,359	$29,017
Accrued Liabilities	59,968	56,859
Due to related parties	331	1,229

Total Liabilities	112,658	87,105

Stockholders’ Equity
Common stock Authorized: 500,000,000 shares, par value $0.001 82,713,592 and 79,768,458 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	82,714	79,768

Additional Paid-in Capital	3,587,480	2,396,637

Subscription Receivable	(300)	(30,300)

Deficit accumulated during the development stage	(3,041,065)	(1,774,160)

Total Stockholders’ Equity	628,829	671,945

Total Liabilities and Stockholders’ Equity	$741,487	$759,050

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

Revenue	$-	$-	$-	$-

Directors compensation	66,245	21,250	124,067	46,250
Consulting fees	128,183	189,750	269,297	236,000
General and administrative	485,928	15,078	813,420	35,445
Professional fees	11,521	8,806	59,745	28,347

Total Operating Expenses	691,877	234,884	1,266,529	346,042

Non-operating gain (loss)
Interest expense	-	(21,430)	-	(42,860)
Foreign exchange gain (loss)	-	140	(376)	184
Loss on Debt Settlement	-	-	-	-

Net Loss	$(691,877)	$(256,174)	$(1,266,905)	$(388,718)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding	76,431,148	70,229,520	76,431,148	70,333,961

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016

Cash flows from operating activities

Net loss	$(1,266,905)	$(388,718)

Items not requiring an outlay of funds:
Amortization	14,246	-
Adjustments to reconcile net loss to net cash used in operating activities:
Stock option	487,873
Stock issuance for service	55,000	137,500
Accretion expense	-	-
Changes in operating assets and liabilities:
Accounts receivable	(37,737)	-
Accounts payable	23,342	6,903
Accrued liabilities	3,109	39,670
Prepaid expenses	2,796	83,000

Net cash used in operating activities	(718,276)	(81,205)

Cash flows from investing activities

Purchase of computer software	(73.959)	-
Website development	(7,036)	-

Net cash provided (used) by investing activities	(80,995)	-

Cash flows from financing activities

Proceeds from issuance of common stock	680,916	32,475
Due to related parties	(898)	6,533

Net cash provided (used) by financing activities	680,018	39,008

Net increase/ (decrease) in cash	$(119,253)	$(42,197)

Cash, beginning of period	$546,110	$47,922

Cash, end of period	$426,857	$5,725

Supplemental Disclosures
Interest paid	$-	$-
Income taxes paid	$-	$-

Significant Non-Cash Investing and Financing Activities:
Conversion of convertible notes to stock	$-	$-
Additional paid-in capital increased due to forgiveness of related party	-	-

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

On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling Inc. to Esports Entertaiment Group, Inc.

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

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., and Esport Services (Malta) Limited.  All significant intercompany transactions and balances have been eliminated. The Company has elected a June 30 year-end.

2.Summary of Significant Accounting Policies (Continued)

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

3. Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  During the period ended December 31, 2017, the Company had an accumulated deficit of $3,041,065.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

5. Related Party Transactions

a) During the period ended December 31, 2017 and 2016, the Company incurred salary of $60,000 and $30,000 to the President of the Company, respectively.  As of December 31, 2017 and June 30, 2017, the Company owed $331 and $1,229 to the President, respectively.

b) During the six months ended December 31, 2017, the Company incurred rent of $1,292 (2016 - $2,274) to the President of the Company.

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

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

5. Related Party Transactions (Continued)

d)  On March 9, 2015 the Company appointed Yan Rozum as a Director of the Corporation.  Mr. Rozum will be paid $20,000 per year for serving as a director.  The Company owed $30,000 to Mr. Rozum as of December 31, 2017 ($25,000 as of June 30, 2017).  The Company issued 111,250 shares for $45,000 for director’s services.

e)  On October 26, 2016 the Company appointed David Watt as a Director of the Corporation.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $7,357 to Mr. Watt as of December 31, 2017 ($1,107 as of June 30, 2017). The Company issued 29,190 shares for $12,352 for Director’s services.

6. Convertible promissory notes

On June 3, 2016, the Company entered into a convertible promissory note agreement with an arms-length individual whereby the Company has borrowed $60,000. The convertible note is issued by discounts of $5,000 and the company paid finder’s fee of $5,000.

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

Yea Year 1	$20,974
Yea Year 2	20,974
Yea Year 3	17,478
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

mm) On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share for the 66,667 warrants were exercised.

nn) On November 7, 2017, the Company signed a subscription agreement with a non-related investor to issued 15,500 common shares at $0.25 per share.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

8. Common Stock (continued)

Stock Purchase Warrant

The following table summarizes all warrant activities for the six months ended December 31, 2017:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, June 30, 2017	8,360,204	0.16	3.67 year	$6,688,163
Granted	1,890,000	0.25
Granted	31,000	2.00
Granted	24,000	4.00
Exercised	(649,834)	-
Expired	-	-
Outstanding and Exercisable at December 31, 2017	9,655,370	0.17	3.16 year	$8,979,494

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

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $	Aggregate intrinsic value $

Outstanding, June 30, 2017	-	-	-
Granted	716,500	1.25

Outstanding, December 31, 2017	716,500	1.25	0

Additional information regarding stock options outstanding as at December 31, 2017, is as follows:

	Outstanding and Not Vested
Range of exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $
1.25	716,500	4.6	1.25

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

9. Stock Options (continued)

The fair value of the stock options granted was determined using the Black-Scholes option pricing model assuming no expected dividends and the following assumptions:

Expected Life	5 years
Volatility	105-141%
Risk-Free Rate	1.60-1.68%
Exercise Price	$1.25

During the period ended December 31, 2017, the Company recorded stock-based compensation expense of $487,872, which has been recorded as salary expense in the statement of operations.  The schedule of vesting of stock options and stock-based compensation expense is as follows:

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

11.  Subsequent Event

a) On February 5, 2018 the Company incorporated Esports Entertainment (Malta) Limited in Malta as a wholly owned subsidiary.

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

In the first phase, we intend to complete the development, testing and launching of our esports focused online gambling website. We estimate that the costs involved in completing the first phase will be approximately $2,000,000.  Our sales and marketing efforts began in the third quarter of 2017. We intend to launch our online esports focused wagering website in the first quarter of 2018.

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

We currently have twelve full time and three-part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by March 31, 2018.

To date, our operations have been limited to the design, develop and testing of our wagering systems. As of December 31, 2017, we have not commenced commercial operations. As of December 31, 2017, we have not generated any revenue from our operations.

Our executive and business offices are located at Commercial Centre, Jolly Harbour, St. Mary’s, Antigua and Barbuda.  Our telephone number is (268) 562-1119.

Online Operations

Esports Entertainment intends to offer users from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports event gambling involves spectators wagering online on the outcome of professional and amateur esporting events. Esports Entertainment intends to offer users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. Esports Entertainment intends to offer spectators the ability to wager on all major professional esports events and a wide range of amateur esports events that will be broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. Esports Entertainment currently expects to launch online and mobile versions of esports event betting under the VIE brand beginning in the first quarter of 2018.

Esports Entertainment also intends to offer users from around the world, excluding 13 States within the United States, the ability to enter and participate in online video game tournaments and win cash prizes. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. Esports Entertainment intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. Users will be able to enter and participate in tournaments utilizing their PC, game console or mobile device. In video game tournaments, players play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for tournament chips with prize money distributed to the last remaining competitors) or variations thereof. Esports Entertainment collects a percentage of each pot (the “rake”) in ring games and a tournament entry fee for scheduled tournaments and sit and go tournaments, which do not put any of the Company’s own capital at risk. Esports Entertainment expects to launch online and mobile versions of tournament play, initially utilizing simple video games and later more complex video games, under the VIE brand beginning in the second half of 2018, globally.

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

We will control the compliance, payments, customer service, marketing and other aspects of our business.

Land Based Operations

In December 2017, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $7,500,000 (US$).  A condition of the purchase is the Company is required to pay a deposit of $750,000. While the Company continues to seek additional sources of equity capital, as of December 31, 2017 the Company has not yet paid the required deposit.

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

Material changes in line items in our Statement of Operations for the six months ended December 31, 2017 as compared to the same period last year, are discussed below:

Revenue and Expenses

We had no revenue from July 22, 2008 (inception) through December 31, 2017.

Our operating results for the six months ended December 31, 2017, and the six months ended December 31, 2016 are summarized as follows.

Our operating expenses are classified into several categories:

· Directors Compensation

· Consulting Fees

· Professional Fees

· General and Administrative Expenses

Directors Compensation is comprised of cash and stock fees paid to the Directors of the Company.  These amounted to $124,067 for the six months ended December 31, 2017 and $46,250 for the six months ended December 31, 2016.  The increase of $77,817 in Directors fees period over period is attributable primarily to the change in the Board members appointed during the year.

Consulting fees are comprised of cash and stock fees paid to Consultants to the Company. These amounted to $269,297 for the six months ended December 31, 2017 and $236,000 for the six months ended December 31, 2016. The increase of $33,297 in Consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $59,745 for the six months ended December 31, 2017 and $28,347 for the six months ended December 31, 2016.  The increase of $31,398 in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in the quarter.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees, and other administrative expenses. These amounted to $813,420 for the six months ended December 31, 2017 and $35,445 for the six months ended December 31, 2016 respectively. The increase of $777,975 in 2017 versus 2016 is attributable primarily to increased business development activities, and included the issuance of 300,000 shares of common stock in the amount of $55,000 for investor relations services and the granting of 521,500 options to employees and Directors of the Company for stock based compensation of $156,181.

For the six months ending December 31, 2017 we incurred total operating expenses and resulting net loss of $1,266,529 and $1,266,905 respectively, and for the six months ending December 31, 2016 we incurred total operating expenses and resulting net loss of $346,042 and $388,718 respectively.

Capital Resources and Liquidity

For the six months ended December 31, 2017, cash used by operating activities was $718,276. Cash used by operating activities for the six months ended December 31, 2016 was $81,205. The change in cash used by operating activities was primarily due to the increase in the net loss during the period.

Cash used by investing activities during the six months ended December 31, 2017 was $80,995. Cash used by investing activities for the six months ended December 31, 2016 was $Nil. The change in cash used in investing activities is due to the cash used to purchase computer software and equipment during six months ended December 31, 2017.

Net cash provided by financing activities for the six months ended December 31, 2017 was $680,018. Cash provided by financing activities for the six months ended December 31, 2016 was $39,008. The change in cash provided by financing activities is due primarily to the increase in cash received from the issuance of shares during the six-month period ended December 31, 2017.

At December 31, 2017 we had $426,857 in cash, compared to $5,725 as at December 31, 2016.

The cost to launch our wagering systems and commence operations is estimated to be in approximately $2,000,000 over the next six months. In addition to the $8,000,000 purchase price, the Company will also need approximately $5,000,000 to refurbish and renovate the Grand Princess casino plus $6,000,000 to $8,000,000 to purchase equipment for the casino and to provide working capital during the start-up phase following its opening. Our current cash holdings will not satisfy our capital requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.  If we are unsuccessful in raising additional equity capital we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure and, which may not even be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of available debt financing and determine whether our business could sustain operations and growth and manage the debt load. If we cannot raise additional capital we would be required to cease operations. As a result, investors in our common stock may lose all of their investment.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2018.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	March 14, 2018

/s/ David George Atmore Watt David George Atmore Watt	Director	March 14, 2018

/s/ Yan Rozum Yan Rozum	Director	March 14, 2018