Form 10-Q
period 2018-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2018-06-25
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 333-156302

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-156302	26-3062752
(State of incorporation)	(Commission File No.)	(IRS Employer ID No.)

Commercial Centre, Jolly Harbour

St. Mary’s, Antigua and Barbuda

(Address of principal executive offices)

Registrant’s telephone number, including area code: (268) 562-9111

________________________________

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

Yes [   ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 22, 2018, the registrant had 84,084,686 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

MARCH 31, 2018

(Unaudited)

INDEX TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Condensed Interim Consolidated Balance Sheets at March 31, 2018 and June 30, 2017	5

Condensed Interim Consolidated Statements of Operations for the Three Months and Nine Months Ended March 31, 2018 and 2017	6

Condensed Interim Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2018 and 2017	7

Condensed Interim Consolidated Statements of Shareholders Equity for the Nine Months Ended March 31, 2018 and 2017	8

Notes to the Condensed Interim Consolidated Financial Statements	9-17

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Condensed Interim Consolidated Balance Sheets

(Unaudited)

(Amounts expressed in US dollars)

ASSETS		March 31, 2018	June 30, 2017
		$	$
Current Assets

Cash		62,790	546,110
Accounts Receivable		29,340	-
Other Current Assets		5,048	302
Prepaid Expense		105,836	76,125

Total Current Assets		203,014	622,537

Rent Security Deposit		4,346	3,554
Office Furniture and Equipment	(Note 12)	16,867	19,904
Computer Software and Equipment	(Note 4)	131,925	61,477
Website	(Note 4)	6,000	21,578
License		30,000	30,000

Total Assets		392,152	759,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	(Notes 5, 7)	181,572	29,017
Accrued Liabilities		52,364	56,855
Due to Related Parties	(Note 6)	1,551	1,229

Total Liabilities		235,487	87,105

Going Concern (Note 3)

Commitments (Note 9)

Stockholders’ Equity

Common Stock Authorized: 500,000,000 shares, par value $0.001 82,713,592 and 79,768,458 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	(Note 10)	82,714	79,768
Additional Paid-in Capital		3,935,886	2,396,637
Subscription Receivable		(300)	(30,300)
Deficit Accumulated During the Development Stage		(3,861,635)	(1,774,160)

Total Stockholders’ Equity		156,665	671,945

Total Liabilities and Stockholders’ Equity		392,152	759,050

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Condensed Interim Consolidated Statement of Operations

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
	$	$	$	$
Directors Compensation	32,926	51,250	98,242	97,500
Consulting Fees	326,340	-	659,092	-
General and Administrative	399,086	75,555	1,203,581	347,001
Professional Fees	39,768	11,879	103,734	40,225

Total Operating Expenses	798,120	138,684	2,064,649	484,726

Non-operating (gain) loss

Interest Expense (Note 8)	-	14,836	-	57,696
Foreign Exchange (Gain) Loss	(164)	59	212	(125)
Loss on Debt Settlement	-	26,015	-	26,015
Asset Write-Off (Note 4)	22,614	-	22,614	-

Net Loss	820,570	179,594	2,087,475	568,312

Net Loss Per Share – Basic and Diluted	0.01	0.00	0.03	0.01

Weighted Average Shares Outstanding	82,713,592	71,734,342	81,694,813	70,723,805

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Condensed Interim Statement of Cash Flows

(Amounts expressed in US dollars)

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
	$	$
Cash flows from operating activities

Net loss	(2,087,475)	(568,312)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,368	-
Stock based compensation	836,278	-
Stock issuance for services	-	162,500
Loss on debt settlement	-	26,015
Accretion expense	-	28,051
Asset write Off	22,614	-

Changes in operating assets and liabilities:
Accounts Receivable	(29,340)	-
Accounts Payable	152,556	6,838
Accrued Liabilities	(4,495)	44,437
Prepaid Expenses	(29,711)	55,547
Other Current Assets	(4,746)	-
Rent Security Deposit	(792)	-
Net cash used in operating activities	(1,138,743)	(244,924)

Cash flows from investing activities

Purchase of computer software	(73,780)	(50,000)
Website development	(7,036)	(15,578)

Net cash used in investing activities	(80,816)	(65,578)

Cash flows from financing activities

Repayment of convertible debenture	-	(15,000)
Proceeds from issuance of common stock and units	663,442	634,404
Due to related parties	322	(9,126)
Proceeds from exercise of warrants	72,475	-

Net cash provided by financing activities	736,239	610,278

Net (decrease) increase in cash	(483,320)	299,776

Cash, beginning of period	546,110	47,922

Cash, end of period	62,790	347,698

Non-Cash Items:
Consideration for exercise of cashless warrants	$ 25,000	-
See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

(Amounts expressed in US dollars)

	Common Stock		APIC	Deficit Accumulated During the Development Stage	Subscription Receivable	Total
	Shares	Amount
	#	$	$	$	$	$
Balance as at June 30, 2016	70,105,514	70,106	955,015	(936,228)	(300)	88,593

Common stock issued for cash	4,503,347	4,503	629,901	-	-	634,405

Common stock issued for services	650,000	650	161,850	-	-	162,500

Net loss for the period	-	-	-	(568,312)	-	(568,312)

Balance as at March 31, 2017	75,258,861	75,259	1,746,766	(1,504,540)	(300)	317,185

Balance as at June 30, 2017	79,768,458	79,768	2,396,637	(1,774,160)	(30,300)	671,945

Common stock and units issued for cash	2,305,300	2,306	631,136	-	30,000	663,442

Warrants exercised for cash	639,834	640	71,835	-	-	72,475

Issuance of stock options	-	-	836,278	-	-	836,278

Net loss for the period	-	-	-	(2,087,475)	-	(2,087,475)

Balance as at March 31, 2018	82,713,592	82,714	3,935,886	(3,861,635)	(300)	156,665

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

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

2.

Summary of Significant Accounting Policies

a) Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the period ended June 30, 2017 and notes thereto contained.

The Company's consolidated financial statements are prepared using the accrual method of accounting. These consolidated statements include the accounts of the Company and its subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esport Services (Malta) Limited and Esports Entertainment (Malta) Ltd.  All material intercompany transactions and balances have been eliminated.

3.

Going Concern

These condensed interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As at March 31, 2018, the Company had an accumulated deficit of $3,861,635 and a working capital deficiency of $(32,473). The Company has not generated any revenues during the period ended March 31, 2018. The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

4.

Computer Software and Equipment and Website

Computer software and equipment totaled $131,925 as at March 31, 2018, and $61,477 as at June 30, 2017. Website totaled $6,000 as at March 31, 2018, and $21,578 as at June 30, 2017, after a write off of $22,614 during the nine month period ended March 31, 2018. Computer software and website, related to the development of the Company’s online gambling system.

As at March 31, 2018, the online gambling system was still under development and accordingly, no amortization was recorded during the nine-month periods ended March 31, 2018 and 2017.

Computer equipment depreciates on a straight line basis over three years. Computer equipment totaled $14,450 (June 30, 2017 - $11,805) less accumulated amortization of $3,659 (June 30, 2017 - $328) for a net present value of $10,791 as of March 31, 2018 and $11,477 as of June 30, 2017.

5.

Accounts Payable

Accounts payable were $181,572 as at March 31, 2018 and $29,017 as at June 30, 2017. Accounts payable are primarily comprised of trade payables as well as payroll liabilities.

6.

Due to Related Parties

Due to related parties were $1,551 as at March 31, 2018 and $1,229 as at June 30, 2017. Due to related parties are primarily comprised of rent expense owned to the President of the Company.

7.

Related Party Transactions

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company.  Mr. Johnson is paid $120,000 per year for serving as President. During the nine-month periods ended March 31, 2018 and 2017, the Company incurred salary of $90,000 and $45,000 to the President of the Company, respectively.  During the three-month periods ended March 31, 2018 and 2017, the Company incurred salary of $30,000 and $15,000 to the President of the Company, respectively.

b) During the nine-month periods ended March 31, 2018 and 2017, the Company incurred rent of $4,500 and $3,407, respectively, to the President of the Company.  During the three-month periods ended March 31, 2018 and 2017, the Company incurred rent of $1,500 and $1,500 respectively to the President of the Company.  As of March 31, 2018 and June 30, 2017, the Company owed $1,551 and $1,229 to the President, respectively (See Note 6).

c)  On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016. The Company paid $5,000 for his director’s service for the nine months ended March 31, 2017. On March 15, 2018, the Company re-appointed Chul Woong Alex Lim as a Director of the Company. The Company owed $833 to Mr. Lim for his director’s services as of March 31, 2018 ($Nil as of June 30, 2017).

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

d)  On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company.  Mr. Rozum will be paid $20,000 per year for serving as a director.  Director fees for Mr. Rozum for the nine months ended March 31, 2018 totaled $33,333 (2017 - $15,000) and for the three months ended March 31, 2018 totaled $29,261 (2017 - $5,000). During the nine months ended March 31, 2018, the Company issued 20,000 stock options (2017 – Nil) to Mr. Rozum and recorded stock-based compensation of $21,966 (2017 - $Nil).  The Company owed $98,554 to Mr. Rozum as of March 31, 2018 ($25,000 as of June 30, 2017). The Company issued to Mr. Rozum 80,000 shares on March 1, 2017 and 31,250 shares on June 30, 2017 valued at $45,000 for director fees.

e)  On October 26, 2016, the Company appointed David Watt as a Director of the Company.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $12,500 to Mr. Watt as of March 31, 2018 ($1,107 as of June 30, 2017). The Company issued 29,190 shares on June 30, 2017 for $57,352 for director’s services. Director expenses for Mr. Watt for the nine months ended March 31, 2018 totaled $18,750 (2017 -  $15,000) and for the three months ended March 31, 2018 totaled $6,250, (2017 - $Nil). During the nine months ended March 31, 2018 (2017 – Nil), the Company issued 20,000 stock options to Mr. Watt and recorded stock-based compensation of 21,966 (2017 - $Nil).

f) On December 11 2017, the Company appointed Michał Kozłowski as Vice President Finance. Mr. Kozłowski will be paid $5,367 (20,000 Polish Zloty) per month before March 15, 2018 and $6,709 (25,000 Polish Zloty) per month after March 15, 2018. The Company owed $Nil to Mr. Kozłowski as of March 31, 2018 ($Nil as of June 30, 2017).

Amounts due to related parties are unsecured, non-interest bearing and due on demand.

8.

Convertible Promissory Notes

On June 3, 2016, the Company entered into a convertible promissory note agreement with an arms-length individual whereby the Company has borrowed $60,000. The convertible note was issued at a discount of $5,000 and the Company paid a finder’s fee of $5,000.

The note was interest bearing at 8% per annum commencing June 3, 2016. If the note was paid off in full within 90 days following the Effective Date, the interest would be waived.  The Company was obligated to repay the principal with any interest by March 3, 2017 (the “maturity date”).  In the event of default, additional interest would accrue from the date of the event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law.

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognize a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount will be accreted over the term of the debenture.  During the nine-month period ended March 31, 2017, the Company amortized the debt discount to interest expense. The debt was repaid on June 8, 2017.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

9.

Commitments

On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company.  Mr. Johnson is $120,000 per year for serving as President. In addition, the Company may pay a performance bonus of up to 50% of base salary. The Company must pay three months’ salary for terminating the President without cause.

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement is based on the percentage of total revenues per month ranging from 5.0% to 10.0%, with a minimum of $2,895 (2,500 Euros) and a maximum of $28,955 (25,000 Euros) per month. The Company must provide 30 days notice to terminate the agreement.

The Company entered into a three-year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020 for annual rental payments of $20,976. After the first twelve months, either party can terminate the lease agreement.

On August 1, 2017, the Company entered into a one-year lease agreement with TT Villas Antigua Ltd. for a residential housing unit. Monthly rental payments are $1,166. The Company has served notice to terminate the lease agreement effective July 31, 2018.

On December 7, 2017, the Company appointed Yan Rozum as Chief Technology Officer of the Company.  Mr. Rozum will be paid $75,000 per year before the Company’s common stock is listing on the NASDAQ stock exchange, and $120,000 per year after the Company’s common stock is listed on the NASDAQ stock exchange, for serving as Chief Technology Officer. The Company must pay three months’ salary for terminating the Chief Technology Officer without cause.

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Finance. Mr. Kozłowski will be paid $5,367 (20,000 Polish Sloty) per month before March 15, 2018 and $6,709 (25,000 Polish Zloty) per month after March 15, 2018 for serving as Vice President Finance. The Company must pay three months’ salary for terminating the Vice President Finance without cause.

On April 12, 2018 the Company entered into an agreement with EveryMatrix to provide payment processing services. The minimum fees due under the agreement is $1,403 (GBP 1,000) per month. The Company must provide two months notice to terminate the agreement.

On May 22, 2018, the Company entered into an agreement with EveryMatrix to provide an affiliate management system. The minimum fees due under the agreement is $87 (75 Euros) per month. The Company must provide three months notice to terminate the agreement.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

10.

Common Stock

a) On September 21, 2016, the Company issued 200,000 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before December 1, 2019.

b)

On November 30, 2016, the Company issued 66,680 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15.  The warrants are exercisable before December 31, 2019.

c) On December 31, 2016, the Company issued 550,000 common shares at $0.25 per share for consulting services.

d) On February 21, 2017, the Company issued 100,000 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before February 28, 2020.

e) On March 1, 2017, the Company issued 100,000 common shares at $0.25 per share for director fees.

f) On March 8, 2017, the Company issued 360,000 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before March 8, 2022.

g) On March 31, 2017, the Company issued 4,136,667 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before March 31, 2020.  The warrants are callable by the Company any time after 12 months from the date the equity investment was completed with 30 days notice at a price of $0.05 per warrant.

h) On April 1, 2017, the Company issued 400,000 common shares at $0.15 per share for investor relations services.

i) On April 1, 2017, the Company issued 2,896,857 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before April 1, 2020.

j) On April 22, 2017, the Company issued 92,000 common shares at $0.25 per share.

j) On May 16, 2017, the Company issued 600,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before May 16, 2020.  The warrants are callable by the Company any time after November 16, 2018 with 30 days notice at a price of $0.05 per warrant.

k) On May 24, 2017, the Company issued 250,000 common shares at $0.25 per share to a consultant as a finder’s fee.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

l) On June 30, 2017, the Company issued 40,440 common shares at $0.80 per share for director fees.

m) On July 5, 2017, the Company issued 800,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 5, 2020.  The warrants are callable by the Company any time after July 5, 2018 with 30 days notice at a price of $0.05 per warrant.

n) On July 6, 2017, the Company issued 400,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 6, 2020.  The warrants are callable by the Company any time after July 6, 2018 with 30 days notice at a price of $0.05 per warrant.

o)

On July 16, 2017, the Company issued 100,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 16, 2020.  The warrants are callable by the Company any time after July 16, 2018 with 30 days notice at a price of $0.05 per warrant.

p)

On July 17, 2017, the Company issued 190,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 17, 2020.  The warrants are callable by the Company any time after July 17, 2018 with 30 days notice at a price of $0.05 per warrant.

q)

On July 17, 2017, the Company issued 100,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 17, 2020.  The warrants are callable by the Company any time after July 17, 2018 with 30 days notice at a price of $0.05 per warrant.

r)

On July 19, 2017, the Company issued 200,000 units at $0.15 per unit in exchange for services. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before July 19, 2020.  The warrants are callable by the Company any time after July 19, 2018 with 30 days notice at a price of $0.05 per warrant.

s)

On July 20, 2017, the Company issued 100,000 units at $0.25 per unit in exchange for services. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrant is exercisable before July 19, 2020. The warrants are callable by the issuer any time after July 20, 2018 with 30 days notice at a price of $0.05 per warrant.

t) On July 24, 2017, the Company issued 5,000 units at $0.50 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before July 24, 2018.

u) On August 8, 2017, the Company issued 10,000 units at $1.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before February 8, 2019.

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

v) On August 27, 2017, the Company issued 300,000 common shares at $0.25 per share.

w) On September 7, 2017, the Company issued 20,000 units at $1.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 6, 2019.

x) On September 21, 2017, the Company issued 156,667 common shares upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 common shares were held back by the Company as consideration for the exercise.

y) On September 25, 2017, the Company issued 4,000 units at $1.25 per unit. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before September 24, 2018 and the piggyback warrant is exercisable before September 24, 2019.

z) On September 26, 2017, the Company issued 416,500 common shares at $0.15 per share upon the exercise of 416,500 warrants.

aa) On September 29, 2017, the Company issued 16,000 units at $1.25 per unit. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before September 28, 2018 and the piggyback warrant is exercisable before September 28, 2019.

bb) On September 30, 2017, the Company issued 44,800 units at $1.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 30, 2019.

cc) On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

dd) On November 7, 2017, the Company issued 15,500 common shares at $0.25 per share.

Stock Purchase Warrant

The following table summarizes all warrant activities for the nine months ended March 31, 2018:

	Shares	Weighted-Average Exercise Price Per Share	Weighted Ave. Remaining Life	Intrinsic value
Outstanding, June 30, 2017	8,683,372	$ 0.16	3.67 years	$ 5,593,393
Granted	2,009,800	0.43		2,297,250
Exercised	(639,834)	0.15		1,447,468
Expired	-	-
Outstanding and Exercisable at March 31, 2018	10,053,338	$0.21	2.74 years	$ 7,029,020

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

11.

Stock Options

On June 26, 2017, the Company adopted an employee stock incentive plan (the “Plan”). The Plan is intended to encourage ownership of shares by employees and directors of and certain consultants to the Company and its affiliates in order to attract and retain such people, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company or of an affiliate. The number of options which may be issued from time to time pursuant to this Plan shall not exceed 2,500,000.

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”) whereby incentive stock options issued to employees, officers, and directors of the Company shall not exceed 2,500,000 of which the purchase price of the stock options shall not be less than 100% of the fair market value of the Company’s common stock and the period for exercising the stock options not exceed 10 years from the date of grant. The option price per share with respect to each option shall be determined by the committee for non-qualified stock options.

During the nine-month period ended March 31, 2018, the Company issued 786,360 stock options to employees, officers and directors of the Company.  The stock options are exercisable at $1.25 per share for a period of five years, and vest over a period of one to three years from the date of grant.

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $

Outstanding, June 30, 2017	-	-
Granted	786,360	1.25

Outstanding, March 31, 2018	786,360	1.25

Additional information regarding stock options outstanding as at March 31, 2018, is as follows:

Outstanding and Not Vested
Number of stock options	Weighted average remaining contractual life (years)	Weighted average exercise price $
786,360	4.3	1.25

The grant date fair value of the stock options granted was determined using the Black-Scholes option pricing model assuming no expected dividends and the following assumptions:

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

Expected Life	5 years
Expected Volatility	316 - 356%
Risk-Free Rate	1.80-1.83%
Exercise Price	$1.25
Expected Dividend Rate	0%

During the nine-month period ended March 31, 2018, the Company recorded stock-based compensation expense of $836,278 (March 31, 2017 - $Nil) and during the three-month period ended March 31, 2018, the Company recorded stock-based compensation expense of $348,407 (March 31, 2017 - $Nil) which has been recorded as salary in general and administrative and director compensation expense in the statements of operations. As of March 31, 2018, there was $1,078,638 of unrecognized expense related to non-vested stock-based compensation arrangements (June 30, 2017 - $Nil).

12.

Office Furniture and Equipment

Office furniture and equipment is comprised of furniture and equipment depreciated on a straight-line basis over 5 years. Furniture and equipment totaled $20,240 (June 30, 2017 - $20,240) less accumulated amortization of $3,373 (June 30, 2017 - $337) for a net present value of $16,867 (June 30, 2017 - $19,904) as at March 31, 2018.

13.

Subsequent Events

On April 4, 2018, the Company issued 16,000 common shares at $0.25 per share upon the exercise of 16,000 warrants.

On April 26, 2018, the Company issued 100,000 common shares at $0.20 per share.

On May 4, 2018, the Company issued 166,667 common shares at $0.20 per share.

On May 4, 2018, the Company terminated an employee who had been granted 375,000 options which have now expired.

On May 18, 2018, the Company issued 25,000 common shares at $0.20 per share.

On May 21, 2018, the Company issued 170,000 common shares at $0.15 per share upon the exercise of 170,000 warrants.

On May 31, 2018, the Company entered into a two-year consulting agreement for advisory services with a commitment to issue 120,000 options exercisable at $1.25 for a five year term.

On June 11, 2018, the Company issued 250,000 common shares at $1.00 per share to a consultant for referral services provided.

On June 15, 2018, the Company entered into a three-month consulting agreement for advisory services with a commitment to pay the consultant 20,000 common shares on June 15, 2018, 15,000 common shares on July 15, 2018, and 15,000 common shares on August 15, 2018.

As of June 22, 2018, $96,514 in proceeds was received to exercise 643,427 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports Entertainment Group, Inc., ("Esports Entertainment", "the Company", “our” or "we") was incorporated in Nevada on July 22, 2008.  Esports Entertainment is an online gambling and 18+ gaming company offering wagering on esports events for real-money in a licensed and secure environment.

The online gambling market represents one of the fastest growing segments of the gambling industry. H2 Gambling Capital, a leading supplier of data and market intelligence on the global gambling industry, estimates the current size of the global online gambling market is in excess of US$54 billion.  Source: H2 Gambling Capital, Global Online Gambling Report 2017.

The esports market represents the fastest growing sports market in the world. According to market research firm Newzoo, the global esports audience surpassed 385 million in 2017, made up of 191 million esports enthusiasts and a further 194 million occasional viewers. The number of enthusiasts is expected to grow by 50% toward 2020, totaling 286 million. According to Fortune Magazine, the esports fan base surpassed the NFL in 2017. In 2016, there were 424 esports events with a prize pool above $5,000 worldwide. North America held the 28% of the events, followed by Western Europe with 26%, and Eastern Europe with 13%. Total esports prize money in 2016 reached $93.3 million, up from $61.0 million in 2015, or an increase of 52.9% year on year. For major esports events with prize pools above $5,000, total prize money reached $81.5 million, up from $54.7 million in 2015, or an increase of 49.0% year on year. Forbes magazine projects fans of esports will wager $23 billion by 2020.

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

Esports Entertainment offers esports enthusiasts from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports Entertainment offers users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. Esports Entertainment generates revenue from fees charged to players based on a percentage of the amount wagered on an event. Esports Entertainment offers spectators the ability to wager on all major professional esports events and a wide range of amateur esports events.

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

Esports Entertainment does not and will not offer online users traditional casino style games such as poker, craps or slots, nor will it offer online wagering on traditional sporting events such as football or soccer. Esports Entertainment is focused solely on offering online wagering on the widest range of esports events broadcast from around the world, as well as, hosting online video game tournaments for enthusiasts.

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

In the first phase, we completed the development, testing and launching of our esports focused online gambling website. Our sales and marketing efforts began in the third quarter of 2017. We launched our online esports focused wagering website in the third quarter of 2018.

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

We currently have twelve full time and three-part time employees.  If we are able to raise sufficient capital, we plan to hire additional employees by June 30, 2018.

We launched our online esports focused wagering website in the thrid quarter of 2018. Prior to March 31, 2018, our operations have been limited to the design, develop and testing of our wagering systems. As of March 31, 2018, we had not commenced commercial operations. As of March 31, 2018, we had not generated any revenue from our operations.

Our executive and business offices are located at Commercial Centre, Jolly Harbour, St. Mary’s, Antigua and Barbuda.  Our telephone number is (268) 562-1119.

Online Operations

Esports Entertainment offers users from around the world, excluding the United States, the ability to wager on a wide variety of esports events. Esports event gambling involves spectators wagering online on the outcome of professional and amateur esporting events. Esports Entertainment offers users the opportunity to wager against other users utilizing a peer-to-peer wagering system with no risk to the Company. Esports Entertainment offers spectators the ability to wager on all major professional esports events and a wide range of amateur esports events broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com. Esports Entertainment launched online and mobile versions of esports event betting under the VIE brand beginning in the third quarter of 2018.

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

We control the compliance, payments, customer service, marketing and other aspects of our business.

Land Based Operations

In December 2017, the Company made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $7,500,000 (US$).  A condition of the purchase is the Company is required to pay a deposit of $750,000. While the Company continues to seek additional sources of equity capital, as of March 31, 2018 the Company has not yet paid the required deposit.

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

The Grand Princess Casino will not be operated as a traditional casino.  Rather, it will host spectators as they watch live esports events on the main floor while the events are broadcast worldwide via multiple streaming services, as well as, provide visitors with the opportunity to participate in video game tournaments on the second floor, all under the Esports Coliseum brand.

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

Ultimately, we also intend to organize and host our own esports events on the first floor of the Esports Coliseum. We intend to negotiate with multiple video game publishers to secure the rights to their game software to enable us to host one or more esports events at the Esports Coliseum. The cost of the game software licenses is negotiated individually and can be based on a flat fee, as a percentage of the prize pool, as a percentage of ticket sales, or at no cost. We intend to attract esports spectator demographic focused sponsors and advertisers to make financial contributes to the event prize pool. We intend to enter into agreements with the esports teams from around the world to have them participate in our events. The teams will have the opportunity to compete for the prize pool offered. We intend to broadcast globally all esports events live on multiple video streaming platforms, such as twitch.tv and youtube.com.  We intend to market the events primarily through online advertising on esports focused websites and the websites and social media of professional esports players and teams. We plan to generate revenue in the form of ticket sales, third party sponsorship and advertising fees, both at the Esports Coliseum and on online broadcasts of tournaments.

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

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of esports and video gambling products and services that Esports Entertainment intends to offer, the competitors may offer an equivalent or superior product to that of the Company.  Esports Entertainment expects the number of companies offering products and services in each market segment to increase.  Many of Esports Entertainment’s current and potential competitors, including but not limited to Unikrn, Skillz, bet365, William Hill, Betway, and Pinnacle Sports, have far greater resources than Esports Entertainment.

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

Material changes in line items in our Statement of Operations for the nine months ended March 31, 2018 as compared to the same period last year, are discussed below:

Revenue and Expenses

We had no revenue from July 22, 2008 (inception) through March 31, 2018.

Our operating results for the three and nine months ended March 31, 2018, and the three and nine months ended March 31, 2017 are summarized as follows.

Our operating expenses are classified into several categories:

· Directors Compensation

· Consulting Fees

· Professional Fees

· General and Administrative Expenses

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company.  These amounted to $32,926 for the three months and $98,242 for the nine months ended March 31, 2018, and $51,250 for the three months and $97,500 for the nine months ended March 31, 2017.  The decrease of $18,324 in the three months and $742 in the nine months in director’s fees period over period is attributable primarily to the change in the board members appointed during the year and stock options granted.

Consulting fees are comprised of cash and stock option compensation paid to consultants to the Company. These amounted to $326,340 for the three months and $659,092 for the nine months ended March 31, 2018, and $Nil for the three months and $Nil for the nine months ended March 31, 2017. The increase of $326,340 in the three months and $659,092 in the nine months in consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $39,768 for the three months and $103,734 for the nine months ended March 31, 2018, and $11,879 for the three months and $40,225 for the nine months ended March 31, 2017.  The increase of $27,889 in the three months $63,509 in the nine months in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) in the quarter.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees, and other administrative expenses. These amounted to $399,086 for the three months and $1,203,581 for the nine months ended March 31, 2018, and $75,555 for the three months and $347,001 for the nine months ended March 31, 2017, respectively. The increase of $323,531 in the three months and $856,580 in 2018 is attributable primarily to increased business development activities and the granting of stock options to employees and directors of the Company for stock-based compensation of $792,346.

For the nine months ending March 31, 2018, we incurred total operating expenses and resulting net loss of $2,064,649 and $2,087,475, respectively, and for the nine months ending March 31, 2017, we incurred total operating expenses and resulting net loss of $484,726 and $568,312, respectively.

Capital Resources and Liquidity

For the nine months ended March 31, 2018, cash used by operating activities was ($1,138,743). Cash used by operating activities for the nine months ended March 31, 2017, was ($224,924). The change in cash used by operating activities was primarily due to the increase in the net loss during the period.

Cash used by investing activities during the nine months ended March 31, 2018 was ($80,816). Cash used by investing activities for the nine months ended March 31, 2017 was ($65,578). The change in cash used in investing activities is due to the cash used to purchase computer software and equipment during the nine months ended March 31, 2018.

Net cash provided by financing activities for the nine months ended March 31, 2018 was $736,239. Cash provided by financing activities for the nine months ended March 31, 2017 was $610,278. The change in cash provided by financing activities is due primarily to the increase in cash received from the issuance of shares during the nine-month period ended March 31, 2018.

At March 31, 2018 we had $62,790 in cash, compared to $546,110 as at March 31, 2017.

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

Related Party Transaction

a)  On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company.  Mr. Johnson is paid $120,000 per year for serving as President. During the nine-month periods ended March 31, 2018 and 2017, the Company incurred salary of $90,000 and $45,000 to the President of the Company, respectively.  During the three-month periods ended March 31, 2018 and 2017, the Company incurred salary of $30,000 and $15,000 to the President of the Company, respectively.

b)  During the nine-month periods ended March 31, 2018 and 2017, the Company incurred rent of $4,500 and $3,407, respectively, to the President of the Company.  During the three-month periods ended March 31, 2018 and 2017, the Company incurred rent of $1,500 and $1,500 respectively to the President of the Company.  As of March 31, 2018 and June 30, 2017, the Company owed $1,551 and $1,229 to the President, respectively (See Note 6).

c)  On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company.  Mr. Lim will be paid $20,000 per year for serving as a director.  Mr. Lim left the Company as of October 26, 2016. The Company paid $5,000 for his director’s service for the nine months ended March 31, 2017. On March 15, 2018, the Company re-appointed Chul Woong Alex Lim as a Director of the Company. The Company owed $833 to Mr. Lim for his director’s services as of March 31, 2018 ($Nil as of June 30, 2017).

d)  On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company.  Mr. Rozum will be paid $20,000 per year for serving as a director.  Director fees for Mr. Rozum for the nine months ended March 31, 2018 totaled $33,333 (2017 - $15,000) and for the three months ended March 31, 2018 totaled $29,261 (2017 - $5,000). During the nine months ended March 31, 2018, the Company issued 20,000 stock options (2017 – Nil) to Mr. Rozum and recorded stock-based compensation of $21,966 (2017 - $Nil).  The Company owed $98,554 to Mr. Rozum as of March 31, 2018 ($25,000 as of June 30, 2017). The Company issued to Mr. Rozum 80,000 shares on March 1, 2017 and 31,250 shares on June 30, 2017 valued at $45,000 for director fees.

e)  On October 26, 2016, the Company appointed David Watt as a Director of the Company.  Mr. Watt will be paid $25,000 per year for serving as a director.  The Company owed $12,500 to Mr. Watt as of March 31, 2018 ($1,107 as of June 30, 2017). The Company issued 29,190 shares on June 30, 2017 for $57,352 for director’s services. Director expenses for Mr. Watt for the nine months ended March 31, 2018 totaled $18,750 (2017 -  $15,000) and for the three months ended March 31, 2018 totaled $6,250, (2017 - $Nil). During the nine months ended March 31, 2018 (2017 – Nil), the Company issued 20,000 stock options to Mr. Watt and recorded stock-based compensation of 21,966 (2017 - $Nil).

f) On December 11 2017, the Company appointed Michał Kozłowski as Vice President Finance. Mr. Kozłowski will be paid $5,367 (20,000 Polish Zloty) per month before March 15, 2018 and $6,709 (25,000 Polish Zloty) per month after March 15, 2018. The Company owed $Nil to Mr. Kozłowski as of March 31, 2018 ($Nil as of June 30, 2017).

Amounts due to related parties are unsecured, non-interest bearing and due on demand.

Commitments

On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company.  Mr. Johnson is $120,000 per year for serving as President. In addition, the Company may pay a performance bonus of up to 50% of base salary. The Company must pay three months’ salary for terminating the President without cause.

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement is based on the percentage of total revenues per month ranging from 5.0% to 10.0%, with a minimum of $2,895 (2,500 Euros) and a maximum of $28,955 (25,000 Euros) per month. The Company must provide 30 days notice to terminate the agreement.

The Company entered into a three-year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020. After the first twelve months, either party can terminate the lease agreement.

On August 1, 2017, the Company entered into a one-year lease agreement with TT Villas Antigua Ltd. for a residential housing unit. Monthly rental payments are $1,166. The Company has served notice to terminate the lease agreement effective July 31, 2018.

On December 7, 2017, the Company appointed Yan Rozum as Chief Technology Officer of the Company.  Mr. Rozum will be paid $75,000 per year before the Company’s common stock is listing on the NASDAQ stock exchange, and $120,000 per year after the Company’s common stock is listed on the NASDAQ stock exchange, for serving as Chief Technology Officer. The Company must pay three months’ salary for terminating the Chief Technology Officer without cause.

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Finance. Mr. Kozłowski will be paid $5,367 (20,000 Polish Sloty) per month before March 15, 2018 and $6,709 (25,000 Polish Zloty) per month after March 15, 2018 for serving as Vice President Finance. The Company must pay three months’ salary for terminating the Vice President Finance without cause.

On April 12, 2018 the Company entered into an agreement with EveryMatrix to provide payment processing services. The minimum fees due under the agreement is $1,403 (GBP 1,000) per month. The Company must provide two months notice to terminate the agreement.

On May 22, 2018, the Company entered into an agreement with EveryMatrix to provide an affiliate management system. The minimum fees due under the agreement is $87 (75 Euros) per month. The Company must provide three months notice to terminate the agreement.

Subsequent Events

On April 4, 2018, the Company issued 16,000 common shares at $0.25 per share upon the exercise of 16,000 warrants.

On April 26, 2018, the Company issued 100,000 common shares at $0.20 per share.

On May 4, 2018, the Company issued 166,667 common shares at $0.20 per share.

On May 4, 2018, the Company terminated an employee who had been granted 375,000 options.

On May 18, 2018, the Company issued 25,000 common shares at $0.20 per share.

On May 21, 2018, the Company issued 170,000 common shares at $0.15 per share upon the exercise of 170,000 warrants.

On May 31, 2018, the Company entered into a two-year consulting agreement for advisory services with a commitment to issue 120,000 options exercisable at $1.25 for a five year term.

On June 11, 2018, the Company issued 250,000 common shares at $1.00 per share to a consultant for referral services provided.

On June 15, 2018, the Company entered into a three-month consulting agreement for advisory services with a commitment to pay the consultant 20,000 common shares on June 15, 2018, 15,000 common shares on July 15, 2018, and 15,000 common shares on August 15, 2018.

As of June 22, 2018, $96,514 in proceeds was received to exercise 643,427 warrants.

Off Balance Sheet Arrangement

The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weaknesses that have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations at the present time, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

2. Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Audit Committee has only one independent member. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees

3.

We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2018.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees as funding becomes available to implement the business plan in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June 2018.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	June 25, 2018

/s/ David George Atmore Watt David George Atmore Watt	Director	June 25, 2018

/s/ Yan Rozum Yan Rozum	Director	June 25, 2018

/s/ Chul Woong Lim Chul Woong Lim	Director	June 25, 2018