Form 10-K
period 2018-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2018-10-15
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number	000-55954

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Commercial Centre, Jolly Harbour St. Mary’s, Antigua and Barbuda	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’ telephone number including area code: (268) 562-9111

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes [   ]      No [X]

As of December 31, 2017, the aggregate value of voting and non-voting common equity held by non-affiliates was approximately $30,200,000.

As of October 12, 2018, the Company had 86,994,593 outstanding shares of common stock.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements relating to our future economic performance, plans and objectives for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

PART I

ITEM 1.   BUSINESS

Overview

We are an online gambling company.  We offer persons (which we sometimes refer to as “players”) the ability to wager on a wide variety of esports events in a licensed and secure environment.  Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports event gambling involves players wagering online on the outcome of professional esports events.  In the future, we intend to also offer players the ability to participate in video game tournaments for cash prizes.

We were incorporated in Nevada on July 22, 2008.  Our company was engaged in a number of different enterprises up until May 20, 2013, when, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of H&H Arizona in exchange for 50,000,000 shares of our common stock.  From May 2013 until August 2018, our operations were limited to designing, developing and testing our wagering systems. We launched our online esports wagering website (www.vie.gg) in August 2018. We are currently the only online gambling company focused on esports to offer bet exchange style wagering, player VS player (“PvP”) betting, on professional esports events.

Esports is video game played competitively for spectators, typically by professional gamers.  Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. A well-known example of an Esport game is Call of Duty. Currently, however, the two largest selling esports games are Dota 2, League of Legends (a multiplayer online battle arena game) and Counter Strike: Global Offensive (a first-person shooter game).  Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions such as WII (Nintendo), and Halo (343 Industries).  Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com.

According to market research firm Newzoo, in 2018 the total global esports audience will reach 380.2 million. Esports Enthusiasts, which are people who watch professional esports content at least once a month, will make up 165.0 million of the total up from 143.2 million in 2017, and will grow with a CAGR (2016-2021) of +15.6% to reach almost 250 million in 2021. The number of Occasional Viewers, which are people who watch professional esports content less than once a month, will reach 215.2 million in 2018, up from 191.9 million in 2017, and will grow with a CAGR of +14.0% to surpass 306 million in 2021. The number of people who are aware of esports worldwide will reach 1.6 billion in 2018, up from 1.3 billion in 2017. China is expected to contribute most to global esports awareness, with 468.3 million people aware of esports. The increasing exposure of esports as a mainstream entertainment industry is driving the growth in awareness in most regions.  Audience and awareness growth in the emerging regions of Latin America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. The rise of new franchises, such as PLAYERUNKNOWN’S BATTLEGROUNDS or PubG, is an important global growth factor. The influx of millennials, to whom esports is a natural phenomenon, will further drive the growth of the industry’s audience.

In 2017, there were 588 major esports events that generated an estimated $59 million in ticket revenues, up from $32 million in 2016. The total prize money of all esports events held in 2017 reached $112 million, breaking the $100 million mark for the first year.

Forbes magazine projects fans of esports will wager $23 billion on professional esports events by 2020.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a massive global surge in popularity with the rapid growth of online streaming over the last few years. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums (which are often sold out), and by online viewers (which regularly exceed 1,000,000 for major tournaments).  The impact has been so significant, that many video game developers now build features into their games designed to facilitate competition.

Online Operations

The online gambling market represents one of the fastest growing segments of the gambling industry. H2 Gambling Capital, a leading supplier of data and market intelligence on the global gambling industry, estimates the current size of the global online gambling market is in excess of US$50 billion and is projected to reach US$81 billion by 2022.  Source: H2 Gambling Capital, Global Online Gambling Report 2017.

We are focused solely on offering online wagering on the widest range of esports events broadcast from around the world, as well as hosting online video game tournaments for enthusiasts in the future. We do not offer online users traditional casino style games such as poker, craps or slots, nor will we offer online wagering on traditional sporting events such as football or soccer.

At our website, www.vie.gg, we offer esports enthusiasts in certain countries the ability to wager on a wide range of professional esports events. Utilizing our peer-to-peer wagering system, we offer real money betting exchange style wagering on esports events from around the world.

A betting exchange allows players to bet against each other rather than a bookmaker. Players can offer odds to, or request odds from, fellow gamblers. Where traditional bookmakers risk going head-to-head with gamblers on markets, a betting exchange takes on no risk at all. Instead, a betting exchange provides the platform for its customers to match bets against each other and takes a small commission on winnings. Betting exchanges are becoming an increasingly integral part of the global gambling landscape, in many cases offering customers much better odds, more transparency, and an experience that feels intuitively fairer.

We have been issued a Client Provider Authorization Permit from the Kahnawake Gaming Commission in Canada and an eGaming License in Curacao (Kingdom of the Netherlands).  All persons 18 years and older can presently place bets on our online gambling website at www.vie.gg except for residents of the following countries:

•

United States

•

European Union member countries

•

Turkey

•

Singapore

•

Colombia

To allow residents of certain European Union member countries to place bets on our website we have applied for an online gambling license from the country of Malta.  If granted, residents of 22 European Union countries would be able to place bets on our website.

Once on our online gaming website www.vie.gg, a player can place a bet on a team participating in any number of tournaments which are scheduled to be held in the upcoming week or weeks.  A player can either start the bet, using whatever odds are chosen by the player, or accept a bet started by another player.  Each bet pertains to a particular game in the tournament. Once the game is over, the winning proceeds, net of our service fee, are electronically transferred to the winning player’s account.

For our services, we keep from 5.0% to 10.0% of the amount paid to the winning player.

Esports games are played by professional teams, amateur teams, and individuals.  An esports team typically consists of 4 members   All professional esports teams have their own social media presence.  Some of the top professional esports teams have millions of fans who visit the team’s website on a regular basis.  A website usually contains information about the team and upcoming esports tournaments or events in which the team will participate.

As part of our efforts to market our online gaming services, we attempt to enter into “Affiliate Marketing Agreements” with professional esport teams.

As an Affiliate, the esports team will provide their fans with a link to our online gaming website, where the fan, if located in a country which allows the fan to place a bet using our gaming platform, can bet on teams playing in esports tournaments.  For a player placing a bet through the team’s link to our website www.vie.gg, and provided the player won the bet, we pay the Affiliate a percentage of the amount we collect from the winning bet.  As of October 12, 2018, we had more than 170 esports teams agreeing to act as our Affiliates. In addition, we also have more than 100 esports social media influencers agreeing to act as our Affiliates.

We have agreements with the following companies which provide us with certain aspects of our online gaming system:

Money Matrix. MoneyMatrix provides us with the software we use to receive payments from players.  Using MoneyMatrix, a player can select from over 150 payment options (i.e. Skrill, Astropay) to deposit funds with us for use in placing bets.

Partner Matrix. PartnerMatrix provides us with the software we use to track players placing a bet through an Affiliates link to our website.

SportRadar.  SportRadar, provides our online gaming website with information as to upcoming tournaments, the teams participating in those tournaments, the dates and times of tournament games, and the winners of tournament games.

Swiss Interactive Software Gmbh.  Our betting platform is licensed from Swiss Interactive Software GmbH, a company controlled by Yan Rozum, one of our directors. We pay Swiss Interactive Software a percentage on gaming revenues up to $300,000 annually for this license depending on volume of transactions.

Ardmore Software SP.Z.O.O. Software development and network administration services are provided by Ardmore Software SP.Z.O.O., a company controlled by Yan Rozum, one of our directors. We pay Ardmore Software a monthly fee of $24,700.

We also intend to offer players from around the world, excluding 13 states in the United States which currently prohibit playing games of skill for cash prizes, the ability to enter and participate in online video game tournaments and win cash prizes. Skill based video games are not gambling and therefore is not subject to the same laws and regulations as our esports event wagering service. Participants will be able to enter and play against each other with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our capital at risk. Esports Entertainment intends to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments at www.vie.gg. Users will be able to enter and participate in tournaments using their PC, game console or mobile device. Players will play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for prize money distributed to the last remaining competitors) or variations thereof. None of our money will be at risk since we will collect a percentage of each pot (typically 10%) in games and a tournament entry fee for scheduled tournaments. Esports Entertainment expects to launch online versions of tournament play, initially utilizing simple video games and later more complex video games, under the VIE brand beginning in the first half of 2019.

Grand Princess Casino

In December 2017, we made an offer to purchase the Grand Princess Casino, located in Jolly Harbor, Antigua, for $7,500,000.   As of September 30, 2018 and October 12, 2018, we had not paid the deposit required as a condition of the offer and there is no assurance we will do so or consummate the purchase.

If we complete the purchase, Grand Princess Casino will not be operated as a traditional casino.  Rather, it will host spectators as they watch live esports events on the main floor, as well as, provide visitors with the opportunity to participate in video game tournaments on the second floor, all under the VIE Esports Coliseum brand.

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

The Grand Princess Casino consists of 62,000 square feet over three floors and will be rebranded as the VIE Esports Coliseum.

Initially, the first floor of the VIE Esports Coliseum will be used to host events arranged by existing and established esports tournament organizers. We intend to work with multiple esports tournament organizers and arrange for them to host one or a series of events at the VIE Esports Coliseum. As a permanent esports event hosting facility, tournament organizers will benefit from the cost efficiency of not having to ship, assemble and then remove the equipment and services needed to host an esports event involving multiple teams, 1,500 spectators and broadcasting in a temporary facility. The VIE Esports Coliseum plans to generate revenue from facilities rental to tournament organizers in the form of a flat fee or as a percentage of ticket sales.

Ultimately, we also intend to organize and host our own esports events on the first floor of the VIE Esports Coliseum. We intend to negotiate with multiple video game publishers to secure the rights to their game software to enable us to host one or more esports events at the VIE Esports Coliseum. The cost of the game software licenses are negotiated individually and can be based on a flat fee, as a percentage of the prize pool, as a percentage of ticket sales, or at no cost. We intend to attract esports spectator demographic focused sponsors and advertisers to make financial contributes to the event prize pool. We intend to enter into agreements with the esports teams from around the world to have them participate in our events. The teams will have the opportunity to compete for the prize pool offered. We intend to broadcast globally all esports events live on multiple video streaming platforms, such as twitch.tv and youtube.com.  We intend to market the events primarily through online advertising on esports focused websites and the websites and social media of professional esports players and teams. We plan to generate revenue in the form of ticket sales, third party sponsorship and advertising fees, both at the VIE Esports Coliseum and on online broadcasts of tournaments.

The second floor of the VIE Esports Coliseum is expected to provide a tournament play area with space for up to 200 participants who will play video games among themselves. The tournament play area will be equipped with 200 gaming stations, each of which will include the latest in gaming hardware and accessories, a computer with a large monitor, desk and ergonomic chair. Participants will be able to enter and play against each other for tournament chips with prize money distributed to the last remaining competitors. We will collect a tournament entry fee for scheduled tournaments and will not have any of our own capital at risk. No spectator seating will be available on the second floor and the tournaments played on the second floor will not be broadcast.

The second floor is expected to also host a full-service restaurant and lounge. A portion of the third floor is planned to be a roof top patio bar area. The remainder of the third floor can be utilized for offices.

Marketing

We plan to:

•

continue our affiliate marketing program with professional esports teams and others.

•

advertise and sponsor major professional esports events held in stadiums around the world that are broadcast online to a global audience.

•

utilize professional esports players and other celebrities who have an interest in video games and esports, to generate new customers.

•

use a multimedia approach focusing on acquiring and retaining customers.

•

use online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website.

If we are able to acquire the Grand Princess Casino in Antigua, our VIE brand will be featured prominently as a major sponsor of professional esports events held at the facility and broadcast globally.

During the twelve months ended September 30, 2019 we plan to spend approximately $3,000,000 on marketing.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors.  Because many of these competitors focus on delivering one product, as opposed to a full suite of esports and video gambling products and services that Esports Entertainment intends to offer, the competitors may offer an equivalent or superior product to that of the Company.  Esports Entertainment expects the number of companies offering products and services in each market segment to increase.  Most of our current competitors, including Unikrn, bet365, William Hill, Betway, and Pinnacle Sports, have far greater resources than we have.

We believe the following differentiates us from our competitors:

•

Peer-to-Peer Wagering Model:

We are currently the first and only esports focused online gambling company to offer bet exchange style wagering and pool betting on professional esports events. Our unique peer-to-peer wagering and gaming model allows the users to wager against other users, with no risk to the Company and a player always wins. The Company’s real-money betting exchange style wagering and pool betting enables us to facilitate wagering on a wide range of professional esports events broadcast online. Our peer-to-peer bet exchange platform allows us to offer players the best odds when wagering on esports events.

•

Esports Focused:

We are focused solely on esports gambling and 18+ gaming. We will not offer users traditional casino style games like poker, craps or slots nor will we offer wagering on traditional sporting events like football or soccer. The Company is focused solely on delivering the widest selection of content and offering the widest range of esports events all for real-money wagering.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws require us to obtain licenses or findings of suitability from gaming authorities for Esports Entertainment, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality and security of the applicant’s online real-money platform and gaming equipment and related software, as applicable, and (iii) the past history of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gambling services in these jurisdictions. If any director, officer or employee of ours fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, we may deem it necessary, or be required to, sever our relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with us, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis.

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in several states and several more states have enabling legislation pending. We plan to explore expansion into the US market place when we are ready.

Expansion Plans

Our plans to expand our business depend on the availability of capital and are as follows:

We have applied for an online gambling license in Malta and we intend to establish our office and commence online gambling operations in that jurisdiction within the next 6 months so that we can service much of the European Union market.

We intend to apply for an online gambling license in an Asia jurisdiction and we intend to establish our office and commence online gambling operations in that jurisdiction within the next 18 months.

We intend to launch our skill-based video game tournaments to be played on mobile devices within the next 6 months.  We will license the software required for these tournaments from one of several software firms being interviewed.  The software license is expected to require an initial estimated payment of $250,000 and monthly payments of up to $25,000.

General

We currently have 4 full time employees, 9 full time consultants and 1 part time consultant located in the following countries:

Country

No. of Employees/Consultants

Responsibilities

European Union

6

Technical and Marketing

Antigua and Barbuda

4

Customer Service and Administration

Canada

2

Administration

United States

2

Creative/marketing

Our executive and business offices are located at Commercial Centre, Jolly Harbour, St. Mary’s, Antigua and Barbuda.  Our telephone number is (268) 562-1119.

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS

Boustead Securities, LLC has notified us that we owe Boustead $192,664, as well as warrants to purchase 1,417,909 shares of our common stock, as compensation for their acting as the placement agent for the sale of our securities between June 2017 and 2018.

Unless this matter is settled, Boustead has notified us that they plan to file an arbitration claim to resolve this dispute.

It is our position that we have paid Boustead in fill for the services it provided to us.  We deny that we owe Boustead any additional cash or warrants.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the Venture Market of the OTC Markets Group OTCQB system under the symbol “GMBL”.

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

$0.05

June 30, 2017

$1.00

$0.25

September 30, 2017

$3.11

$1.39

December 31, 2017

$2.65

$0.75

March 31, 2018

$1.30

$0.70

June 30, 2018

$1.35

$0.15

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

As of October 12, 2018, we had 93 shareholders of record.  We have not paid cash dividends and we do not plan to pay dividends in the foreseeable future.  We have outstanding warrants and options which can be converted into shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Material changes in line items in our Statement of Operations for the year ended June 30, 2018 as compared to the same period last year, are discussed below:

Revenue and Expenses

Our operating expenses are classified into several categories:

•

Directors ’ Compensation

•

Consulting Fees

•

Professional Fees

•

General and Administrative

•

Stock Based Compensation

Directors’ compensation is comprised of cash and stock based fees paid to the Directors of the Company.  These amounted to $50,255 for the year ended June 30, 2018 and $161,102 for the year ended June 30, 2017.  The decrease of $110,847 in Directors fees period over period is attributable primarily to the change of a Board member to an Executive during the year.

Consulting fees are comprised of cash and stock fees paid to consultants to the Company. These amounted to $967,618 for the year ended June 30, 2018 and $349,119 for the year ended June 30, 2017. The increase of $618,499 in consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants.

Professional fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $211,971 for the year ended June 30, 2018 and $91,705 for the year ended June 30, 2017.  The increase of $120,266 in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (SEC) in 2018.

General and administrative expenses refers to our office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees and corporate filing fees with the State of Nevada and other administrative expenses. These amounted to $696,543 for the year ended June 30, 2018 and $152,223 for the year ended June 30, 2017 respectively. The increase of $544,320 in 2018 versus 2017 is attributable primarily to increased staff and business development activities.

Stock based compensation refers to stock options issued to employees and consultants as part of their compensation package. These amounted to $79,328 for the year ended June 30, 2018 and $Nil for the year ended June 30, 2017. The increase of $79,328 in 2018 versus 2017 is attributable to the fact that there were no stock option grants during fiscal 2017.

Interest expense amounted to $121 for the year ended June 30, 2018 and $57,696 for the year ended June 30, 2017. The decrease of $57,575 in interest expense period over the prior period is the result of decreased debt.

For the year ending June 30, 2018, we incurred total operating expenses and resulting net loss of $2,005,715 and $2,028,662, respectively, and for the year ending June 30, 2017 we incurred total operating expenses and resulting net loss of $754,149 and $837,932, respectively.

Capital Resources and Liquidity

For the twelve months ended June 30, 2018, cash used by operating activities was $1,370,458. Cash used by operating activities for the twelve months ended June 30, 2017 was $482,322. The change in cash used by operating activities was primarily due to increased operating activity and the increase in accounts payable.

Cash used by investing activities during the twelve months ended June 30, 2018 was $80,814. Cash used by investing activities for the twelve months ended June 30, 2017 was $107,178. The change in cash used in investing activities is due to a reduced number of computer equipment purchases during the twelve months ended June 30, 2018.

Net cash provided by financing activities for the twelve months ended June 30, 2018 was $1,005,329. Cash provided by financing activities for the twelve months ended June 30, 2017 was $1,087,688. The change in cash provided by financing activities is due primarily to less proceeds received from the issuance of common stock and warrants during the twelve-month period ended June 30, 2018.

Our projected capital requirements during the next 18 months are as follows:

Estimated

Project

     Cost

Launch our skill-based video game tournaments for

     play on mobile devices

   $500,000

Launch our skill-based video game tournaments for

     play on PCs and video game consoles

$1,000,000

Obtain online gaming license from, and establish

    operations in, Malta

$1,000,000

Obtain online gaming license from, and establish

     operations in, an Asian country to be selected

     by us.

   $500,000

Market our online betting services

$5,000,000

In addition to the $7,500,000 purchase price the Grand Princess casino, we will also need additional capital to refurbish and renovate the casino and to purchase equipment for the casino, estimated at approximately $15,000,000, and to provide working capital during the start-up phase following its opening. We expect the monthly operating expenses for the casino to be approximately $25,000. Our current cash holdings will not satisfy our capital requirements and we will require additional financing to pursue our planned business activities. We are in the process of seeking equity financing to fund our operations over the next 12 months.  If we are unsuccessful in raising additional equity capital we will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure and, which may not be available. However, if such financing were available, we would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of available debt financing and determine whether our business could sustain operations, growth and manage the debt load. If we cannot raise additional capital we would be required to cease operations. As a result, investors in our common stock may lose all of their investment.

Our auditor’s report on our June 30, 2018 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Esports Entertainment Group, Inc.

June 30, 2018

Index

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations and Comprehensive Loss

F-3

Consolidated Statements of Cash Flows

F-4

Consolidated Statement of Changes in Stockholders’ Equity

F-5

Notes to the Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Esports Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Esports Entertainment Group, Inc. (the “Company”) as of June 30, 2018, and the related consolidated statement of operations and comprehensive loss, consolidated statement of cash flows, and consolidated statement of changes in stockholders’ equity for the year ended June 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

The consolidated financial statements as at June 30, 2017 were audited by other auditors who expressed an opinion without reservation on those statements in their report dated October 23, 2017.

The accompanying consolidated financial statements have been prepared assuming that Esports Entertainment Group, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Esports Entertainment Group, Inc.’s operating loss for the year ended June 30, 2018, and limited working capital as at June 30, 2018 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2018.

UHY McGovern Hurley, LLP Chartered Professional Accountants Licensed Public Accountants

Toronto, Ontario

October 12, 2018

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Balance Sheets

(Amounts expressed in US dollars)

		June 30, 2018	June 30, 2017
		$	$
ASSETS

Current Assets

Cash		100,167	546,110
Amounts Receivable	(Note 7)	15,128	302
Prepaid Expenses	(Notes 7 and 10)	341,000	76,125

Total Current Assets		456,295	622,537

Rent Security Deposit		4,346	3,554
Equipment	(Note 5)	25,443	31,381
Intangible Assets	(Note 4)	123,601	71,578

License		-	30,000

Total Assets		609,685	759,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	(Notes 6, 7)	248,356	29,017
Accrued Liabilities		93,660	56,859
Due to Shareholder	(Note 7)	1,551	1,229

Total Liabilities		343,567	87,105

Going Concern (Note 1)
Commitments and Contingencies (Note 9)
Subsequent Events (Note 16)

Stockholders’ Equity

Common Stock 500,000,000 shares authorized, par value $0.001, 83,581,259 shares issued and outstanding as of June 30, 2018 (2017 – 79,768,458)	(Note 10)	83,581	79,768
Additional Paid-in Capital		3,606,257	2,396,637
Subscription Receivable		-	(30,300)
Equity to be Issued	(Note 10)	379,102	-
Accumulated Deficit		(3,802,822)	(1,774,160)

Total Stockholders’ Equity		266,118	671,945

Total Liabilities and Stockholders’ Equity		609,685	759,050
Approved on behalf of the Directors: “Grant Johnson” “Yan Rozum” Director Director

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Consolidated Statements of Operations and Comprehensive Loss

 (Amounts expressed in US dollars)

		Year Ended June 30, 2018	Year Ended June 30, 2017
		$	$
Directors’ Compensation		50,255	161,102
Consulting Fees		967,618	349,119
General and Administrative	(Note 14)	696,543	152,223
Professional Fees		211,971	91,705
Stock Based Compensation	(Note 11)	79,328	-

Total Operating Expenses		2,005,715	754,149

Non-Operating Loss
Interest Expense	(Note 8)	121	57,696
Foreign Exchange Loss		212	72
Loss on Debt Settlement		-	26,015
Write-Off of Website Costs	(Note 4)	22,614	-

Net Loss and Comprehensive Loss		2,028,662	837,932

Net Loss Per Share – Basic and Diluted		0.02	0.01

Weighted Average Common Shares Outstanding – Basic and Diluted		82,552,848	72,434,368

See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	Year Ended June 30, 2018	Year Ended June 30, 2017
	$	$
Cash flows from operating activities

Net loss	(2,028,662)	(837,932)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,115	665
Stock based compensation	79,328	-
Stock issuance and equity to be issued for services	268,169	254,851
Loss on debt settlement	-	26,015
Accretion expense	-	28,051
Write off of website costs and license	52,614	-

Changes in operating assets and liabilities:
Amounts receivable	(14,826)	(302)
Prepaid expenses	4,664	24,792
Accounts payable	219,339	21,534
Accrued liabilities	36,801	4
Net cash used in operating activities	(1,370,458)	(482,322)

Cash flows from investing activities

Rent security deposit	-	(3,554)
Purchase of intangible assets	(78,169)	(71,578)
Purchase of equipment	(2,645)	(32,046)

Net cash used in investing activities	(80,814)	(107,178)

Cash flows from financing activities

Repayment of convertible debenture	-	(60,000)
Equity to be issued	251,602	-
Proceeds from issuance of common stock and warrants, net of costs	651,485	1,166,433
Due to shareholder	322	(18,745)
Proceeds from exercise of warrants	101,920	-

Net cash provided by financing activities	1,005,329	1,087,688

Net (decrease) increase in cash	(445,943)	498,188

Cash, beginning of period	546,110	47,922

Cash, end of period	100,167	546,110

Non-Cash Items:
Consideration for exercise of cashless warrants	$ 25,000	-
See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(formerly VGambling Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts expressed in US dollars)

	Common Stock		APIC	Equity to be issued	Accumulated Deficit	Subscription Receivable	Total
	Shares	Amount
	#	$	$	$	$	$	$
Balance as at June 30, 2016	70,105,514	70,106	955,015	-	(936,228)	(300)	88,593

Common stock and units issued for cash, net of costs	8,322,504	8,322	1,188,111	-	-	(30,000)	1,166,433

Common stock and units issued for services	1,340,440	1,340	253,511	-	-	-	254,851

Net loss for the period	-	-	-	-	(837,932)	-	(837,932)

Balance as at June 30, 2017	79,768,458	79,768	2,396,637	-	(1,774,160)	(30,300)	671,945

Common stock and units issued for services	690,000	690	410,310	-	-	-	411,000

Common stock and units issued for cash, net of costs	2,296,967	2,297	618,888	-	-	30,300	651,485

Warrants exercised for cash	825,834	826	101,094	-	-	-	101,920

Issuance of stock options	-	-	79,328	-	-	-	79,328

Equity to be issued	-	-	-	379,102	-	-	379,102

Net loss for the period	-	-	-	-	(2,028,662)	-	(2,028,662)

Balance as at June 30, 2018	83,581,259	83,581	3,606,257	379,102	(3,802,822)	-	266,118
See accompanying notes to consolidated financial statements

Esports Entertainment Group, Inc.

(Formerly VGambling Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

(Expressed in U.S. dollars)

1.

Nature of Operations and Going Concern

Esports Entertainment Group, Inc. (formerly VGambling Inc.) (the “Company”) was incorporated in the state of Nevada on July 22, 2008.

On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertainment Group, Inc.

The Company’s activities are subject to significant risks and uncertainties, including failing to obtain the licenses required to operate its gambling business, failing to secure the additional funding required to fully operationalize the Company’s business, and the risk of existing or future competitors offering similar or more advanced technology.

The Company is in the development stage and has not yet realized profitable operations and has relied on non-operational sources to fund operations.  The Company has incurred recurring losses and additional future losses are anticipated as the Company has not yet been able to generate revenue.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As at June 30, 2018, the Company had an accumulated deficit of $3,802,822 and working capital of $112,728. The Company has not generated any revenues during the period ended June 30, 2018.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of October 12, 2018.  Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Such adjustments could be material.

2.

Presentation of Financial Statements

Basis of Presentation

The financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”). All adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows as of June 30, 2018 have been included.

The Company’s financial statements are prepared using the accrual basis of accounting in accordance and the Company’s functional and reporting currency is the U.S. dollar.

Use of Estimates and Assumptions

The preparation of the financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could materially differ from these estimates. The significant areas requiring the use of management estimates are related to provision for doubtful accounts, accrued liabilities, contingencies, the valuation of deferred taxes, stock based compensation, warrants, convertible debt and intangible assets. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ materially from those estimates.

3.

Summary of Significant Accounting Policies

Consolidation

The consolidated statements include the accounts of the Company and its wholly owned subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esport Services (Malta) Limited and Esports Entertainment (Malta) Ltd.  All material intercompany transactions and balances have been eliminated on consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at June 30, 2018 and 2017 there were no cash equivalents.

Prepaid Expenses

Prepaid expenses consist of services paid, for which the Company has not yet received the benefit.

Equipment

Equipment is stated at cost less accumulated depreciation and accumulated impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. Subsequent costs are included in the asset’s carrying amount or recognized as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the Company and the cost can be measured reliably. The carrying amount of an asset is derecognized when replaced.

Repairs and maintenance costs are charged to the statements of operations, during the year in which they are incurred.

Depreciation is provided for over the estimated useful life of the asset as follows:

Furniture and Equipment

5 years

Computer Equipment

3 years

Useful lives and residual values are reviewed and adjusted, if appropriate, at the end of each reporting period. An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

Intangible Assets

Intangible assets are comprised of online gaming website development costs and software are capitalized and amortized over an estimated useful life of 3 years.  Costs related to the design or maintenance of internal-use software and website development are expensed as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying amount exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

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

FASB issued ASC 740-10 “Accounting for Uncertainty in Income Taxes”. ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurement” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than quoted prices that are observable for the asset or liability or indirectly; and

Level 3 – inputs that are not based on observable market data.

The carrying amounts of the Company’s financial instruments including cash, amounts receivable, accounts payable, accrued liabilities, and due to shareholder approximate their fair values due to their short-term nature.

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended June 30, 2018 and 2017, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

Foreign Currency Translation

Monetary assets and liabilities are translated into Canadian dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in the statement of operations. Non-monetary items are translated at historical rates.

Stock-based Compensation

ASC 718 ”Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period), on a graded vesting basis.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 ”Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The estimated fair value of the options and warrants that are ultimately expected to vest based on performance related conditions, as well as the options and warrants that are expected to vest based on future service, is recorded over the instrument’s requisite service period and charged to stock-based compensation. In determining the amount of options and warrants that are expected to vest, the Company takes into account, voluntary termination behavior as well as trends of actual option and warrant forfeitures.

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes was issued to simplify the classification of deferred taxes on the balance sheet. The new guidance would require that deferred taxes be classified as non-current assets and liabilities based on the tax paying jurisdiction. Application of the standard, which can be applied prospectively or retrospectively, is required for fiscal years beginning on or after December 15, 2016 and for interim periods within that year. The adoption of the amended guidance did not have a material impact on the Company’s financial statements.

ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The areas of simplification in the update involve several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, however, some of the areas for simplification apply only to non-public entities. This guidance is effective for The guidance did not have a material impact on the Company’s financial statements.

The following are new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ASU No. 2016-02, Leases (Topic 842), On February 25, 2016, the FASB issued a new standard which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. The new guidance will require the asset and liability to be initially measured at the present value of the lease payments in the statement of financial position. The new guidance will also require the company to recognize interest expense on the lease liability separately from the amortization of the right-use-asset for finance leases and recognize a single lease cost allocated on a straight-line basis over the lease term for operating leases, in the statement of comprehensive income. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early application permitted. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of the guidance, including within an interim period, is permitted. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The guidance becomes effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating this guidance to determine the impact it may have on the Company’s financial statements.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends SEC paragraphs in ASC 740 to reflect SEC Staff Accounting Bulletin (SAB) No.118. When the 2017 Tax Cuts and Jobs Act (the "Act") was signed into law, the SEC staff released SAB 118 for applying Topic 740 as it relates to the Act. SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effect(s) of the Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements. SAB 118 also prescribes disclosures that reporting entities must provide in these circumstances. The amendments to the Accounting Standards Codification became effective upon issuance. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The ASU eliminates such disclosures as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU adds new disclosure requirements for Level 3 measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This ASU eliminated most of the differences between accounting guidance for share-based compensation granted to nonemployees and the guidance for share-based compensation granted to employees. The ASU supersedes the guidance for nonemployees and expands the scope of the guidance for employees to include both. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

4.

Intangible Assets

	June 30, 2018		June 30, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Online gaming website	$127,133	$3,532	$71,578	$-

Total	$127,133	$3,532	$71,578	$-
Net carrying amount		$123,601		$71,578

During the year ended June 30, 2018, the Company recorded total depreciation expense of $3,532. As at June 30, 2017, the online gaming website was still under development and accordingly, no depreciation was recorded during the year ended June 30, 2017.   The Company wrote off online gambling website costs of $22,614 (2017 - $Nil) during the year ended June 30, 2018, as it was determined that the future benefit of those costs was negligible.

5.

Equipment

	June 30, 2018		June 30, 2017
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$14,450	$4,863	$11,805	$328
Furniture and equipment	20,241	4,385	20,241	337
Total	$34,691	9,248	$32,046	665
Net carrying amount		$25,443		$31,381

During the year ended June 30, 2018, the Company recorded depreciation expense of $8,583 (2017 - $665).

6.

 Accounts Payable

Accounts payable were $248,356 as at June 30, 2018 (2017 - $29,017).  Accounts payable are primarily comprised of trade payables of $210,380 (2017 - $29,017) and payroll liabilities of $37,976 (2017 - $Nil).

7.

Related Party Transactions

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Ccompany. Mr. Johnson is paid $120,000 per year for serving as President. During the year ended June 30, 2018, the Company incurred salary of $120,000 (2017 - $65,000) to the President of the Company. As of June 30, 2018, the Company owed the President $30,975 (2017 - $Nil).  As at June 30, 2018, the President had received an advance of $10,000 (2017 - $Nil) towards his next month’s salary, included in prepaid expense.

b) During the year ended June 30, 2018, the Company incurred rent of $6,000 (2017 - $4,563), charged by the President of the Company. As of June 30, 2018, the Company owed $1,551 (2017 - $1,229) to the President related to rent payments.

c) On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company for which he receives annual compensation of $20,000.  Mr. Lim left the Company as of October 26, 2016. On March 15, 2018, the Company re-appointed Mr. Lim as a Director of the Company. During the year ended June 30, 2018, the Company paid $8,507 (2017 - $5,000) for director’s fees.  During the year ended June 30, 2018, the Company issued 20,000 stock options (2017 – Nil) to Mr. Lim and recorded stock-based compensation expense of $2,447 (2017 - $Nil).  The Company owed $1,667 to Mr. Lim for his director’s fees as of June 30, 2018 (2017 - $Nil).

d) On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company for which he receives annual compensation of $20,000.  Director’s fees for Mr. Rozum for the year ended June 30, 2018 totaled $5,000 (2017 - $20,000).  On November 22, 2017, the Company appointed Yan Rozum as Chief Technical Officer (“CTO”) of the Company for which he receives annual compensation of $75,000.  CTO fees for Mr. Rozum for the year ended June 30, 2018 totaled $50,000 (2017 - $Nil). During the year ended June 30, 2018, the Company issued 75,000 stock options (2017 – Nil) to Mr. Rozum and recorded stock-based compensation expense of $9,175 (2017 - $Nil).  The Company owed $Nil to Mr. Rozum as of June 30, 2018 (2017 - $25,000).  The Company issued 80,000 shares on March 1, 2017 and 31,250 shares on June 30, 2017 to Mr. Rozum, valued at $45,000 for director’s fees.

e) On October 26, 2016, the Company appointed David Watt as a Director for which he receives annual compensation of $25,000. Director’s fees for Mr. Watt for the year ended June 30, 2018 totaled $25,000 (2017 - $25,000). The Company owed $23,059 to Mr. Watt as of June 30, 2018 (2017 - $1,107). During the year ended June 30, 2018, the Company issued 20,000 stock options (2017 – Nil) to Mr. Watt and recorded stock-based compensation expense of $2,447 (2017 - $Nil).  The Company issued 29,190 shares on June 30, 2017 valued at $12,352 for director’s fees.  The Company had provided an expense advance of $11,331 to Mr. Watt, which was included in amounts receivable as at June 30, 2018.

f) On December 11, 2017, the Company appointed Michał Kozłowski as Vice President of Finance. Mr. Kozłowski was paid 20,000 Polish Zloty ($5,367) per month before March 15, 2018 and 25,000 Polish Zloty ($6,709) per month after March 15, 2018. The Company owed $Nil to Mr. Kozłowski as of June 30, 2018 (2017 - $Nil).During the year ended June 30, 2018, the Company incurred salary of $43,389 (2017 - $Nil) to the Vice President of

Accounting. During the year ended June 30, 2018, the Company issued 80,000 stock options (2017 – Nil) to Mr. Kozlowski and recorded stock-based compensation of $4,670 (2017 - $Nil).

g) During the year ended June 30, 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $71,135 (2017 - $50,000) related to the development of the Company’s online gaming website (see Note 4).  Mr. Rozum is the controlling shareholder of Swiss and a director and the CTO of the Company. The Company owed $20,000 to Swiss as of June 30, 2018 (2017 - $Nil).

h) During the year ended June 30, 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $183,204 (2017 - $Nil) and $16,334 (2017 - $Nil) in rent expense. Mr. Rozum is the controlling shareholder of Ardmore and a director and the CTO of the Company. The Company owed $84,869 to Ardmore as of June 30, 2018 (2017 - $Nil).

Amounts payable to related parties as disclosed above, are unsecured, non-interest bearing and due on demand.

Amounts due to shareholder are unsecured, non-interest bearing and due on demand. The shareholder is also a director and officer of the Company.

See also Notes 9 and 16(f).

8.

Convertible Promissory Notes

On June 3, 2016, the Company entered into a convertible promissory note agreement with an arms-length individual whereby the Company has borrowed $60,000. The convertible note was issued at a discount of $5,000 and the Company paid a finder’s fee of $5,000.

The note was interest bearing at 8% per annum commencing June 3, 2016. If the note was paid off in full within 90 days following the effective date, the interest would be waived.  The Company was obligated to repay the principal with any interest by March 3, 2017.  In the event of default, additional interest would accrue from the date of the event of default at the rate equal to the lower of 18% per annum or the highest rate permitted by law.

As an investment incentive, the Company issued 427,777 five-year cashless warrants, exercisable at $0.14 per share. The exercisable warrants were cancelled, and the Company settled the warrants with 230,300 common shares.

The Company assessed the terms of the convertible debenture in accordance with 470-20-55, Debt with Conversion and Other Options.  On issuance, the Company recognized $38,432 for the fair value of the incentive warrants as additional paid-in capital based on the relative fair values of the convertible debenture and the incentive warrants. In addition, the Company assessed whether there was a beneficial conversion feature associated with the convertible debenture and recognized a debt discount of $11,568 for the full fair value of the convertible debenture with a corresponding adjustment to additional paid-in capital.  The debt discount was accreted over the term of the debenture.  During the year ended June 30, 2017, the Company amortized the debt discount to interest expense. The debt was repaid on June 8, 2017.

9.

Commitments and Contingencies

Management Agreements

On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company.  Mr. Johnson is paid $120,000 per year for serving as President. In addition, the Company may pay a performance bonus of up to 50% of his base salary. The Company must pay three months’ salary for terminating the President without cause.

On December 7, 2017, the Company appointed Yan Rozum as Chief Technology Officer of the Company.  Mr. Rozum will be paid $75,000 per year before the Company’s common stock is listing on the NASDAQ stock exchange, and $120,000 per year after the Company’s common stock is listed on the NASDAQ stock exchange. The Company must pay three months’ salary for terminating the Chief Technology Officer without cause and an additional one month’s salary for each full year of service.

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Accounting. Mr. Kozłowski will be paid 25,000 Polish Zloty ($6,664) per month for serving as Vice President Accounting. The Company must pay three months’ salary for terminating the Vice President Accounting without cause and an additional one month’s salary for each full year of service.

Consultant Agreements

The Company has entered into various consulting agreements with minimum termination commitments totalling $91,000.

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement are based on the percentage of total revenues per month ranging from 5.0% to 10.0%. Monthly fees for platform support and maintenance services are set at a minimum of 2,500 Euros ($2,912) and a maximum of 25,000 Euros ($29,120). The Company must provide 30 days notice to terminate the agreement.

On August 1, 2017, the Company entered into a consulting agreement for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for three consecutive months the base annual salary will increase to $72,000.

Lease Agreements

The Company entered into a five year lease agreement with Polskie Nieruchomości Sp. Z.O.O. to rent office space starting on July 1, 2018 and terminating on November 20, 2022.  Minimum payments for successive years are as follows:

2019	$49,300
2020	49,300
2021	49,300
2022	49,300
2023	20,500
$217,700

The Company entered into a three-year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020. After the first twelve months, either party can terminate the lease agreement. Minimum payments for successive years are as follows:

2019	$20,974
2020	17,478
$38,452

Service Agreements

On September 6, 2016, the Company entered into an affiliate marketing agreement for a six month period from launch of the website, www.vie.gg. Affiliate fees under this agreement range from 20% to 40% of monthly revenue. The Company must provide thirty days written notice for termination.

On February 26, 2018, the Company entered into a one year service agreement expiring on March 1, 2019. Minimum monthly commitment of 7,500 Euros ($8,736) of which the Company must pay three months’ notice if terminated.

Contingency

Boustead Securities, LLC (“Boustead”) has notified the Company that it owes Boustead $192,664, as well as warrants to purchase 1,417,909 common shares of the Company, as compensation for their acting as the placement agent for the sale of Company securities between June 2017 and 2018.  Unless this matter is settled, Boustead has notified us that they plan to file an arbitration claim to resolve this dispute.  Management believes this claim to be without merit as it is management’s position that Boustead has been paid in full for the services provided and that no further cash or warrants are owed.

10.

Common Stock

Issued

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

c) On December 31, 2016, the Company issued 550,000 common shares at $0.25 per share for consulting services in the amount of $137,500. The shares were valued at the quoted market vale at the time of issue.

d) On February 21, 2017, the Company issued 100,000 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before February 28, 2020.

e) On March 1, 2017, the Company issued 100,000 common shares at $0.25 per share for director fees. The shares were valued at the quoted market vale at the time of issue.

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

h) On April 1, 2017, the Company issued 400,000 common shares at $0.15 per share for investor relations services. The shares were valued at the quoted market vale at the time of issue.

i) On April 1, 2017, the Company issued 2,896,857 units at $0.15 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before April 1, 2020.

The Company did not receive the $30,000 until July 2017.  Accordingly, this amount was reflected as subscription receivable within equity as at June 30, 2017.

j) On April 22, 2017, the Company issued 92,000 common shares at $0.25 per share. The shares were valued at the quoted market vale at the time of issue.

k) On May 16, 2017, the Company issued 600,000 units at $0.25 per unit. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before May 16, 2020.  The warrants are callable by the Company any time after November 16, 2018 with 30 days notice at a price of $0.05 per warrant.

l) On May 24, 2017, the Company issued 250,000 common shares at $0.25 per share to a consultant as a finder’s fee.

m) On June 30, 2017, the Company issued 40,440 common shares at $0.80 per share for director fees. The shares were valued at the quoted market vale at the time of issue.

n) On July 5, 2017, the Company issued 800,000 units at $0.25 per unit for cash proceeds of $200,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at

$0.25. The warrants are exercisable before July 5, 2020.  The warrants are callable by the Company any time after July 5, 2018 with 30 days notice at a price of $0.05 per warrant.

o) On July 6, 2017, the Company issued 400,000 units at $0.25 per unit for cash proceeds of $100,000.  Each unit consists of one common share and one warrant.  Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 6, 2020.  The warrants are callable by the Company any time after July 6, 2018 with 30 days notice at a price of $0.05 per warrant.

p)

On July 16, 2017, the Company issued 100,000 units at $0.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 16, 2020.  The warrants are callable by the Company any time after July 16, 2018 with 30 days notice at a price of $0.05 per warrant.

q) On July 17, 2017, the Company issued 290,000 units at $0.25 per unit for cash proceeds of $72,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 17, 2020.  The warrants are callable by the Company any time after July 17, 2018 with 30 days notice at a price of $0.05 per warrant.

r) On July 19, 2017, the Company issued 200,000 units at $0.15 per unit to an arm’s length consultant in exchange for services of $30,000.  Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.15. The warrants are exercisable before July 19, 2020.  The warrants are callable by the Company any time after July 19, 2018 with 30 days notice at a price of $0.05 per warrant.

s) On July 20, 2017, the Company issued 100,000 units at $0.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 19, 2020. The warrants are callable by the issuer any time after July 20, 2018 with 30 days notice at a price of $0.05 per warrant.

t) On July 24, 2017, the Company issued 5,000 units at $0.50 per unit for cash proceeds of $2,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before July 24, 2018.

u) On August 8, 2017, the Company issued 10,000 units at $1.25 per unit for cash proceeds of $12,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before February 8, 2019.

v) On August 27, 2017, the Company issued 300,000 common shares at $0.25 per share for cash proceeds of $75,000.

w) On September 7, 2017, the Company issued 20,000 units at $1.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 6, 2019.

x) On September 21, 2017, the Company issued 156,667 common shares upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 common shares were held back by the Company as consideration for the exercise.

y) On September 26, 2017, the Company issued 101,000 common shares at $0.15 per share upon the exercise of 101,000 warrants.

z) On September 27, 2017, the Company issued 44,800 units at $1.25 per unit for cash proceeds of $56,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 30, 2019.

aa) On September 29, 2017, the Company issued 4,000 units at $1.25 per unit for cash proceeds of $5,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00.

The warrant is exercisable before September 24, 2018 and the piggyback warrant is exercisable before September 24, 2019.

bb) On September 29, 2017, the Company issued 16,000 units at $1.25 per unit for cash proceeds of $20,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before September 28, 2018 and the piggyback warrant is exercisable before September 28, 2019.

cc) On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

dd) On October 31, 2017, the Company issued 315,500 common shares at $0.15 per share upon the exercise of 315,500 warrants.

ee) On November 7, 2017, the Company issued 15,500 common shares at $0.25 per share for cash proceeds of $3,875.

ff) On March 2, 2018, the Company issued 120,000 common shares at $0.75 per share to an arm’s length consultant for marketing services provided, of which $84,706 was reflected as a prepaid expense at June 30, 2018. The share value was based on the quoted value of the stock at the time of issue.

gg) On April 4, 2018, the Company issued 16,000 common shares at $0.25 per share upon the exercise of 16,000 warrants.

hh) On April 26, 2018, the Company issued 100,000 common shares at $0.20 per share for cash proceeds of $20,000.

ii) On April 26, 2018, the Company issued 166,667 common shares at $0.20 per share for cash proceeds of $33,333.

jj) On May 21, 2018, the Company issued 170,000 common shares at $0.15 per share upon the exercise of 170,000 warrants.

kk) On June 11, 2018, the Company issued 250,000 common shares at $1.00 per share to an arm’s length consultant for referral services of which, $185,625 was reflected as a prepaid expense at June 30, 2018.  The share value was based on the quoted value of the stock at the time of issue.

ll) On June 18, 2018, the Company issued 25,000 common shares at $0.20 per share for cash proceeds of $5,000.

mm) On June 20, 2018, the Company issued 20,000 common shares at $0.80 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

Equity to be Issued

nn) As of June 30, 2018, the Company had received subscription proceeds of $31,000 for shares and $220,602 for warrant exercise with respect to 1,666,667 common shares issued subsequent to June 30, 2018 as a result of warrant exercise at $0.15 per share. See Note 16.

oo)  As of June 30, 2018, the Company was committed to issue 150,000 common shares valued at $127,500 based on the quoted value of the stock at the time of the commitment, pursuant to a consulting agreement dated June 19, 2018. These common shares were issued subsequent to June 30, 2018 (Note 16(d)).

Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted-Average Exercise Weighted Average Exercise Price	Weighted Average Weighted Average Remaining Life	Intrinsic value
Outstanding, June 30, 2016	427,777	$ 0.14	4.93 years	$ 111,222
Granted	8,350,205	0.15
Cancelled	(94,610)	0.15
Outstanding, June 30, 2017	8,683,372	$ 0.15	3.67 years	$ 5,653,393
Granted	2,009,800	0.43
Exercised	(825,834)	0.15
Expired	(1,000)	0.25
Outstanding and Exercisable at June 30, 2018	9,866,338	$ 0.21	2.60 years	$ 6,064,913

The intrinsic value of the warrants exercised during the year ended June 30, 2018 was $1,825,730. There were no warrants exercised during the year ended June 30, 2017.

As at June 30, 2018, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price $
July 2018	109,000	0.39
September 2018	16,000	2.00
February 2018	10,000	2.00
March 2019	64,800	4.00
July 2019	4,000	4.00
September 2019	216,000	0.44
December 2019	66,680	0.15
February 2020	683,000	0.15
March 2020	2,113,525	0.15
June 2020	750,000	0.17
July 2020	740,000	0.22
August 2020	900,000	0.25
March 2022	4,000,000	0.15
May 2022	193,333	0.15
	9,866,338	0.21

11.

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

During the year ended June 30, 2018, the Company issued 819,120 stock options to employees, officers and directors of the Company.  The stock options are exercisable at $0.70 per share for a period of two to five years, and vest over a period of one to three years from the date of grant.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted average exercise price $

Outstanding, June 30, 2016 and 2017	-	-
Granted	819,120	0.70

Outstanding, June 30, 2018	819,120	0.70

As at June 30, 2018, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price $
August 18, 2020	50,000	-	0.70
August 1, 2023	529,120	-	0.70
May 29, 2020	240,000	-	0.70
	819,120	-	0.70

As at June 30, 2018, the weighted average remaining life of the options was 4 years.

The grant date fair value of the stock options granted was determined using the Black-Scholes option pricing model based on the following assumptions:

Expected Life	2-5 years
Expected Volatility	268 - 289%
Risk-Free Rate	2.57-2.94%
Exercise Price	$0.70
Expected Dividend Rate	0%
Stock Price	$0.53

The Company’s computation of expected volatility during the year ended June 30, 2018 is based on historical prices of comparable entities. The Company’s computation of expected life is calculated using the contractual life.

During the year ended June 30, 2018, the Company recorded stock-based compensation expense of $79,328 (2017 - $Nil) which has been recorded as stock based compensation in the statements of operations. As of June 30, 2018, there was $347,952 of unrecognized expense related to non-vested stock-based compensation arrangements (2017 - $Nil).

The following table provides the details of the total stock-based payments expense during the years ended June 30, 2018 and 2017:

	2018	2017
Employees and directors stock-based payments	$79,328	$-
Non-employee awards	-	-
Total	$79,328	$-

12.

Income Taxes

At June 30, 2018 and 2017, deferred tax assets at a tax rate of 35% (2017 – 35%) consisted of the following:

	2018 $	2017 $
Deferred tax assets	654,000	603,000
Less: valuation allowance	(654,000)	(603,000)
Net deferred tax asset	–	-

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets. The Company incurred a net operating loss of $2,028,662 (2017 - $837,932) for the year ended June 30, 2018, which will start to expire in 2038 (2017 – 2037).  Tax years 2009 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

13.

Segmented Information

The following table summarizes financial information by geographic segment for the year ended June 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	663,819	102,946	25,846	1,236,051	2,028,662
Assets	183,650	9,639	1,153	415,243	609,685

The following table summarizes financial information by geographic segment for the year ended June 30, 2017:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	204,109	Nil	Nil	633,823	837,932
Assets	663,425	Nil	Nil	95,625	759,050

14.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the years ended June 30, 2018 and 2017:

	2018 $	2017 $
Advertising and promotion	225,565	14,140
Wages and benefits	187,601	87,794
Rent and utilities	97,366	11,678
Travel	64,648	23,462
Licensing and filing fees	50,235	-
Office expenses	46,777	10,337
Bank charges	12,236	4,147
Depreciation	12,115	665
Total General and Administrative Expenses	696,543	152,223

15.

Financial Instruments

(a) Liquidity risk

Liquidity risk is the risk that the Company will not have sufficient cash resources to meet its financial obligations as they come due. The Company’s liquidity and operating results may be adversely affected if its access to the capital market is hindered, whether as a result of a downturn in stock market conditions generally or matters specific to the Company. The Company generates cash flow primarily from its financing activities and advances from shareholders. As at June 30, 2018, the Company had cash of $100,167 (2017 - $546,110) to settle current liabilities of $343,567 (2017 - $87,105). All of the Company’s financial liabilities have contractual maturities of less than 30 days and are subject to normal trade terms. The Company regularly evaluates its cash position to ensure preservation and security of capital as well as liquidity.

In the normal course of business, management considers various alternatives to ensure that the Company can meet some of its operating cash flow requirements through financing activities, such as private placements of common stock, offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. Management may also consider strategic alternatives, including strategic investments and divestitures. As future operations may be financed out of funds generated from financing activities, the ability to do so is dependent on, among other factors, the overall state of capital markets and investor appetite for investments in the esports industry and the Company’s securities in particular. Should the Company elect to satisfy its cash commitments through the issuance of securities, by way of either private placement or public offering or otherwise, there can be no assurance that the efforts to obtain such additional funding will be successful, or achieved on terms favorable to the Company or its existing shareholders. If adequate funds are not available on favorable terms, the Company may have to reduce substantially or eliminate expenditures or obtain funds through other sources such as divestiture or monetization of certain assets or sublicensing (where permitted) of certain rights to certain of the Company’s technologies or products.

(b) Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Cash deposits with a chartered bank in Antigua are uninsured. Cash deposits with a major U.S. chartered bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As at June 30, 2018, the Company held $19,217 (2017 - $546,110) with an Antigua chartered bank, and $80,950 (2017 - $Nil) with a U.S. chartered bank through a trust account with the Company’s legal counsel.

(c) Foreign exchange risk

The Company principally operates within Antigua, Malta and the U.S. The Company’s functional currency is the U.S. dollar and major purchases are transacted in U.S. dollars. Management believes the foreign exchange risk derived from currency conversions is negligible and therefore does not hedge its foreign exchange risk.

(d) Interest rate risk

As at June 30, 2018, the Company does not have any non-fixed interest-bearing debt.

16.

Subsequent Events

a) On July 26, 2018, the Company issued 360,000 common shares at $0.15 per share upon the exercise of 360,000 warrants. As of June 30, 2018, 193,333 of the warrants exercised had been reflected as shares to be issued. See Note 10(nn).

b) On July 26, 2018, the Company issued 15,000 common shares to a consultant for advisory services provided.

c) On July 26, 2018, the Company issued 206,667 common shares at $0.15 per share. As of June 30, 2018, this had been reflected as shares to be issued. See Note 10(nn).

d) On July 31, 2018, the Company issued 150,000 common shares to a consultant for advisory services pursuant to an agreement dated June 19, 2018. As of June 30, 2018, this had been reflected as shares to be issued. See Note 10(oo).

e) On August 3, 2018, the Company issued 333,333 common shares at $0.15 per share upon the exercise of 333,333 warrants.

f) On August 13, 2018, the Company signed a promissory note with a shareholder, for principal of $50,000 bearing interest at 2% per month repayable by September 30, 2018. As a result of failure to repay the note by September 30, 2018, interest increased to 5% per month.

g) On August 16, 2018, the Company issued 1,566,667 common shares at $0.15 per share upon the exercise of 1,566,667 warrants. As of June 30, 2018, 1,266,667 of the warrants exercised had been reflected as shares to be issued. See Note 10(nn).

h) On August 27, 2018, the Company issued 100,000 common shares at $0.15 per share for exercise of warrants.

i) On September 5, 2018, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

j) On September 6, 2018, the Company issued 300,000 common shares at $0.25 per share upon the exercise of 300,000 warrants.

k) On September 6, 2018, the Company issued 200,000 common shares at $0.15 per share upon the exercise of 200,000 warrants.

l) On September 24, 2018, the Company entered into an agreement to issue senior secured convertible promissory notes bearing interest at 5% per annum (the “Notes”).  The Notes, with a principal value of $2,200,000, would be purchased at a 10% discount for $2,000,000 and mature 12 months from the closing date.  As at October 12, 2018, these Notes had not been issued.

If the Company defaults, the holders would have the right to be paid 130% of the outstanding principal balance and accrued interest immediately due prior to such event of default. Following an event of default, interest would accrue at rate of 1.5% per month until paid.

The Notes may be prepaid at any time in an amount equal to 110% of the outstanding principal and accrued interest for the first 180 days and 125% of the outstanding principal and accrued interest for days 181-365 days after issuance. In order to prepay the Notes, the Company must give at least 20 trading days written notice to the Investors, during which time the holders may convert the Notes in whole or in part.

The holder of the Note would be entitled at any time after the requisite 144 holding period, to convert all or any amount of the principal face amount of the Notes then outstanding into common shares at a price of $0.60 per share.  In the event of default, the conversion price would be equal to 80% of the lowest trading price of the common stock as reported on the OTCQB or other principal market where the Company's common stock is traded for the twenty prior trading days.

100% warrant coverage would be exercisable for a period of 3 years post issuance at an exercise price of $0.75 per share. The warrants would contain a cashless exercise provision if not covered by a registration statement. The Company may call the warrants if the stock trades at $1.25 for a period of 10 straight trading days and are covered by an effective registration statement and the average daily volume of the common stock for the previous 10 trading days must be greater than $75,000. The Company would pay legal fees at the closing of up to $20,000.

m) On October 4, 2018, the Company issued 15,000 common shares to a consultant for advisory services pursuant to an agreement dated June 15, 2018.

n) On October 12, 2018, the Company issued 100,000 shares to a consultant for advisory services pursuant to an agreement dated September 15, 2018.

o) On October 12, 2018, the Company cancelled 120,000 options that were granted during the year ended June 30, 2018 to a consultant of the Company.

p) Subsequent to June 30, 2018, 25,000 warrants exercisable at $2.00 and 100,000 warrants exercisable at $0.25 expired, unexercised.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2018. We plan to progressively implement the written policies and procedures commencing in the immediate future.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

3.

Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only two independent members. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

4.

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of June 30, 2018.

The Company plans to initiate a program to address the above weakness. While segregation of duties is very difficult in a small company.  The Company has an internal policy that all major expenditures must be approved by a majority of the Board of Directors.  In addition, the Company has constituted an Audit Committee, consisting of two non-management directors with an Independent Director as the Chair.

To address the material weaknesses identified, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As part of the implementation strategy for the expansion of the Company we have engaged a third-party firm to assist us with the development of any additional systems required. We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees as funding becomes available to implement the business plan in order to segregate duties in a manner that establishes effective internal controls. All such required remedies are dependent on having the financial resources available to complete them.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors serve until their respective successors are elected and qualified.

The names, ages and positions of our officers and directors are set forth below:

Name

Age

Position(s)

Grant Johnson

58

President, Secretary/ Treasurer, Principal Executive, Financial

and Accounting Officer and Chairman of the Board of Directors.

David Watt

60

Director

Yan Rozum

38

Chief Technology Officer & Director

Chul Woong Lim

28

Director

Grant Johnson has been an officer and director since May 20, 2013.

David Watt has been a director since October 26, 2016.

Yan Rozum has been a director since March 9, 2015 and our Chief Technology Officer since November 22, 2017.

Chul Woong Lim has been a director since March 15, 2018.

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

Yan Rozum

Mr. Rozum has been the Chief Technology Officer of the Company since December 2017. Since 2003, Mr. Rozum founded and currently serves as Chief Executive Officer of Swiss Interactive Software (GmbH) Switzerland, a Swiss based iGaming software development company that delivers complex engineered sports wagering and iGaming systems and projects for a roster of clients operating around the globe. Mr. Rozum is a leading authority on Information and Communications Technology, including the design, architecture and delivery of high volume transactional sports and event wagering software platforms, and peer-2-peer exchange wagering systems for real-money online iGaming operators. Mr. Rozum holds a Diploma from the Swedish Institute of Management in Stockholm, Sweden. From 2000 through 2002, Mr. Rozum was a Ph.D. candidate at the National Academy of Sciences of Belarus in Minsk, Belarus. Mr. Rozum holds a Diploma of Higher Education in Journalism from the Institute of Modern Knowledge in Minsk, Belarus.

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

Chul Woong Lim

Since June 2018 Mr. Lim has been Director of Global Business for Loud Communications based in Seoul, South Korea. Between 2014 and 2018 Mr. Lim was the Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he was responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the eSports World Championship and other international esports tournaments.  During 2010, Mr. Lim was Deputy Manager of Sports Marketing with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm.  Mr. Lim was one of our Directors between January 30, 2015 and October 26, 2016.

David Watt and Chul Woong Lim are independent directors as that term is defined in Section 803 of the listing standards of the NYSE-American exchange.

We believe our directors are qualified to serve for the following reasons:

Name

Reason

Grant Johnson

Experience in online gambling.

Yan Rozum

Experience in online gambling.

David Watt

Experience in finance and accounting.

Chul Woong Lim

Experience with esports

Board Committees

Our board of directors have established an audit committee, a compensation committee and a nominating and corporate governance committee.  Each committee has its own charter, which is available on our website at www.esportsentertainmentgroup.com. Information contained on our website is not incorporated herein by reference. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

The members of each committee are Grant Johnson, David Watt and Chul Woong Lim.  David Watt and Chul Woong Lim are our independent directors within the meaning of the NASDAQ Stock Market Rules.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

•

selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

•

approving the fees to be paid to the independent registered public accounting firm;

•

helping to ensure the independence of the independent registered public accounting firm;

•

overseeing the integrity of our financial statements;

•

preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

•

resolving any disagreements between management and the auditors regarding financial reporting;

•

reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

•

reviewing and approving all related-party transactions; and

•

overseeing compliance with legal and regulatory requirements.

Our board has determined that David Watt is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The Committee’s compensation-related responsibilities include, but are not limited to:

•

reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

•

reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

•

determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

•

providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

•

reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

•

reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

•

selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board.

The Committee’s responsibilities include:

•

recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

•

considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

•

overseeing the administration of the Company’s code of business conduct and ethics;

•

reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

•

the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

•

recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

•

overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

•

developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.esportsentertainmentgroup.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Annual Report, any failure to comply therewith during the fiscal year ended June 30. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

The following chart shows the compensation paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	All Other Compensation(1)	Total
Grant Johnson CEO	2018 2017	$120,000 $65,000	-- --	-- --	-- --	$120,000 $65,000
Yan Rozum CTO	2018 2017	$50,000 --	-- --	-- --	-- --	$50,000 --
Michal Kozlowski VP Accounting	2018 2017	$43,389 --	-- --	-- --	$42,436 --	$85,825 --

(1) The fair value of options granted computed in accordance with ASC718 on the date of grant

Directors’ Compensation

The table below shows the compensation paid to our directors during the year ended June 30, 2018.  Grant Johnson was not compensated for acting as a director during fiscal 2018 and 2017.

Name	Year	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
David Watt	2018	$ 25,000	$ --	$ 10,609	$ 35,609
	2017	$ 25,000	$ 12,352	$ --	$ 37,352
Chul Woong Lim	2018	$ 8,507	$ --	$ 10,609	$ 19,116
	2017	$ 5,000	$ --	$ --	$ 5,000
Yan Rozum	2018	$ 5,000	$ --	$ 39,784	$ 44,784
	2017	$ 20,000	$ 45,000	$ --	$ 65,000

(1) The fair value of stock issued for services computed in accordance with ASC718 on the date of grant.

(2) The fair value of options granted computed in accordance with ASC718 on the date of grant

During the year ended June 30, 2018, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

Executive Agreements

On June 1, 2017, we entered into an Employment Agreement with Grant Johnson to serve as our Chief Executive, Financial and Accounting Officer. The agreement provides for an annual salary of $120,000. The Employment Agreement has a term of two years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Johnson. The agreement also provides for an annual bonus of up to 50% of Mr. Grant’s base salary at the Board’s discretion and entitles Mr. Grant to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under this agreement, if the Company were to terminate Mr. Grant’s employment without cause, Mr. Grant would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three months’ base annual salary.

On November 22, 2017, we entered into an Employment Agreement with Yan Rozum to serve as our Chief Technical Officer. The agreement provides for an annual salary of $75,000, increasing to $120,000 starting the month the Company’s stock commences trading on the NASDAQ Stock Exchange. The Employment Agreement has a term of three years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Rozum. The agreement also provides for grants of stock options and bonuses at the Board’s discretion and entitles Mr. Rozum to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under this agreement, if the Company were to terminate Mr. Rozum’s employment without cause, Mr. Rozum would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three month’s base annual salary and an additional one month’s’ salary for each full year of service.

On December 11, 2017, we entered into a Consulting Agreement with Michal Kozlowski to serve as our Vice President Accounting. The agreement provides for an initial base salary of 20,000 Polish zloty per month, increasing to 25,000 Polish zloty per month effective March 16, 2018. The Employment Agreement has a term of one year and automatically extends for successive one-year periods unless terminated by the Company or Mr. Kozlowski. The agreement also provides for grants of stock options and bonuses at the Board’s discretion and entitles Mr. Kozlowski to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under this agreement, if the Company were to terminate Mr. Kozlowski’s employment without cause, Mr. Kozlowski would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three month’s base annual salary and an additional one month’s’ salary for each full year of service.

Stock Incentive Plan

We have a Stock Incentive Plan which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to options or shares of common stock granted pursuant to the Plan.  The terms and conditions of any options granted, and the terms and conditions of any stock issued, including the price of the shares of common stock issuable on the exercise of options, are governed by the provisions of the Plan and any agreements with the Plan participants.

The following lists, as of October 12, 2018 the options and shares granted pursuant to the Stock Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plan
Stock Incentive Plan	2,500,000	719,120	--	1,780,880

Pursuant to the Plan, awards may be in the form of Incentive Stock Options, Non-Qualified Stock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees of the Company are eligible to be granted Incentive Stock Options pursuant to the Plan as may be determined by our Board of Directors which administers the Plan.

Options granted pursuant to the Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board of Directors, options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions.  The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable.  However, no option, or any portion thereof may be exercisable until one year following the date of grant.  In no event shall an option granted to an employee then owning more than l0% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plan be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to be granted Non-Qualified Stock Options pursuant to the Plan as may be determined by our Board of Directors which administers the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

Options granted pursuant to the Plan terminate at such time as may be specified when the option is granted.

In the discretion of the Board of Directors options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions.  The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable.  In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors are eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.  The grant of the shares rests entirely with our Board of Directors which administers the Plan. It is also left to the Board of Directors to decide the type of vesting and transfer restrictions which will be placed on the shares.

Outstanding equity awards held by our officers and directors as of June 30, 2018 and October 12, 2018 are as follows:

Name	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
David Watt	20,000	$0.70	8-1-23
Yan Rozum	75,000	$0.70	8-1-23
Chul Wong Lim	20,000	$0.70	8-1-23

Securities Authorized for Issuance under our Stock Incentive Plan as of June 30, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Stock Incentive Plan	819,120	$0.70	1,680,880

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

Director’s Compensation on page 20.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of October 12, 2018.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Grant Johnson 1370 Pilgrims Way Oakville, ON, Canada	50,000,000 (2)	57.5%
David Watt St. John’s Antigua and Barbuda	49,190 (3)	0.1%
Yan Rozum 1700 Ave General Guisan 32 Fribourg, Switzerland	286,250 (4)	0.3%
Chul Woong Lim 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	220,000 (5)	0.3%
Shawn Erickson 122-201 Rua Figueiredo Magnalhaes Rio de Janeiro, RJ, Brazil	10,000,000	11.5%
All Officers and Directors as a group (four persons)	50,555,440	58.1%

(5)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise or conversion of all options, warrants and other securities convertible into common stock, beneficially owned by such person or entity currently exercisable or exercisable within 60 days of October 12, 2018. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of October 12, 2018 are deemed outstanding and held by the holder of such shares of common stock, options, warrants, or other convertible securities, for purposes of computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. The percentage of beneficial ownership of common stock is based on 86,994,593 shares of common stock outstanding as of October 12. 2018.

(2)

Shares are held by Second Generation Holding Trust, an entity controlled by Mr. Johnson.

(3)

Includes 20,000 shares that can be acquired pursuant to outstanding stock options within 60 days.

(4)

Includes 75,000 shares that can be acquired pursuant to outstanding stock options within 60 days.

(5)

Includes 20,000 shares that can be acquired pursuant to outstanding stock options within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 1 of this report for information concerning a software license we have with Swiss Interactive Software and software development services provided by Ardmore Software, companies controlled by Yan Rozum, one of our directors. During the year ended June 30, 2018, there were no transactions that we entered into with our officers, directors or affiliates other than as disclosed in Note 7 to the 2018 financial statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For the year ended June 30, 2018, the total fees charged to the Company for audit services, including quarterly reviews of 10-Q reports were $75,000.  No fees were charged for tax services or other services.

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

Dated: October 15 2018 Esports Entertainment Group, Inc. BY: /s/ Grant Johnson Name: Grant Johnson Title: Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	October 15, 2018

/s/ David Watt David Watt	Director	October 15 2018

/s/ Yan Rozum Yan Rozum	Director	October 15, 2018

/s/ Chul Woong Lim Chul Woong Lim	Director	October 15, 2018