Form 10-K/A
period 2018-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2018-11-15
CIK 1451448

UNITED STATES

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission on October 15, 2018, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

Dated: November 13, 2018 Esports Entertainment Group, Inc. BY: /s/ Grant Johnson Name: Grant Johnson Title: Principal Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Grant Johnson Grant Johnson	Principal Executive, Financial and Accounting Officer and a Director	November 13, 2018

/s/ David Watt David Watt	Director	November 13, 2018

/s/ Yan Rozum Yan Rozum	Director	November 13, 2018

/s/ Chul Woong Lim Chul Woong Lim	Director	November 13, 2018