Form 10-Q
period 2018-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2018-11-19
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

                                       Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2018, the registrant had 86,879,593 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

SEPTEMBER 30, 2018

(Unaudited)

INDEX TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Condensed Interim Consolidated Balance Sheets at September 30, 2018 and June 30, 2018	5

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended September 30, 2018 and 2017	6

Condensed Interim Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2018 and 2017	7

Condensed Interim Consolidated Statements of Changes in Stockholders for the Three Months Ended September 30, 2018 and 2017	8

Notes to the Condensed Interim Consolidated Financial Statements	9

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

 (Amounts expressed in US dollars)

		September 30, 2018	June 30, 2018

		$	$
ASSETS

Current Assets

Cash		20,630	100,167
Amounts Receivable	(Note 6)	15,868	15,128
Prepaid Expenses	(Notes 6 and 8)	164,828	341,000

Total Current Assets		201,326	456,295

Rent Security Deposit		20,826	4,346
Equipment	(Note 4)	24,867	25,443
Intangible Assets	(Note 3)	113,008	123,601

Total Assets		360,027	609,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable	(Notes 5, 6)	415,395	248,356
Accrued Liabilities		50,660	93,660
Promissory note	(Note 7)	50,000	-
Due to Shareholder	(Note 6)	1,551	1,551

Total Liabilities		517,606	343,567

Going Concern (Note 1)
Commitments and Contingencies (Notes 8 and 13)
Subsequent Events (Notes 9 and 13)

Stockholders’ Equity

Common Stock 500,000,000 shares authorized, par value $0.001, 86,879,593 shares issued and outstanding as of September 30, 2018 (June 30, 2018 – 83,581,259)	(Note 9)	86,880	83,581
Additional Paid-in Capital		4,369,286	3,606,257
Equity to be Issued	(Note 9)	62,000	379,102
Accumulated Deficit		(4,675,745)	(3,802,822)

Total Stockholders’ Equity		(157,579)	266,118

Total Liabilities and Stockholders’ Equity		360,027	609,685

Approved on behalf of the Directors:

“Grant Johnson”          “Yan Rozum”
  Director            Director

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (Amounts expressed in US dollars)

		Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

		$	$
Directors’ Compensation		13,271	41,250
Consulting Fees		166,315	141,114
General and Administrative	(Note 12)	540,370	158,524
Professional Fees		25,995	48,224
Stock Based Compensation	(Note 10)	126,829	185,540

Total Operating Expenses		872,780	574,652

Non-Operating Loss
Interest Expense		143	-
Foreign Exchange Loss		-	376

Net Loss and Comprehensive Loss		872,923	575,028

Net Loss Per Share – Basic and Diluted		0.01	0.01

Weighted Average Common Shares Outstanding – Basic and Diluted		85,519,585	75,663,404

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

	$	$
Cash flows from operating activities

Net loss	(872,923)	(575,028)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,821	1,996
Stock based compensation	126,829	185,540
Stock issuance and equity to be issued for services	74,000	55,000

Changes in operating assets and liabilities:
Amounts receivable	(740)	(37,552)
Prepaid expenses	226,172	(20,294)
Accounts payable	167,039	1,777
Accrued liabilities	(43,000)	3,338
Net cash used in operating activities	(309,802)	(385,223)

Cash flows from investing activities

Rent security deposit	(16,480)	-
Purchase of intangible assets	-	(7,036)
Purchase of equipment	(1,652)	(47,634)

Net cash used in investing activities	(18,132)	(54,670)

Cash flows from financing activities

Proceeds from promissory note	50,000	-
Deferred financing costs	(50,000)	(898)
Proceeds from issuance of common stock and warrants, net of costs	-	586,041
Due to shareholder	-	(898)
Proceeds from exercise of warrants	248,397	-

Net cash provided by financing activities	248,397	585,143

Net (decrease) increase in cash	(79,537)	145,250

Cash, beginning of period	100,167	546,110

Cash, end of period	20,630	691,360

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		APIC	Equity to be issued	Accumulated Deficit	Subscription Receivable	Total
	Shares	Amount
	#	$	$	$	$	$	$
Balance as at June 30, 2017	79,768,458	79,768	2,396,637	-	(1,774,160)	(30,300)	671,945

Common stock and units issued for cash, net of costs	2,089,800	2,090	597,476	-	-	(51,000)	548,566

Common stock and units issued for services	200,000	200	29,800	-	-	-	30,000

Warrants exercised for cash	573,167	573	61,902				62,475

Issuance of stock options	-	-	185,540	-	-	-	185,540

Net loss for the period	-	-	-	-	(575,028)	-	(575,028)

Balance as at September 30, 2017	82,631,425	82,631	3,271,355	-	(2,349,188)	(81,300)	923,498

Balance as at June 30, 2018	83,581,259	83,581	3,606,257	379,102	(3,802,822)	-	266,118

Common stock issued for services	165,000	165	139,335	(127,500)	-	-	12,000

Common stock issued for cash, net of costs	206,667	207	30,793	(31,000)	-	-	-

Warrants exercised for cash	2,926,667	2,927	466,072	(220,602)	-	-	248,397

Issuance of stock options	-	-	126,829	-	-	-	126,829

Equity to be issued	-	-	-	62,000	-	-	62,000

Net loss for the period	-	-	-	-	(872,923)	-	(872,923)

Balance as at September 30, 2018	86,879,593	86,880	4,369,286	62,000	(4,675,745)	-	(157,579)
See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As at September 30, 2018, the Company had an accumulated deficit of $4,675,745 and a working capital deficiency of $316,280. The Company has not generated any revenues during the period ended September 30, 2018.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. See Note 13.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of November 19, 2018.  Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

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

3.

Intangible Assets

	September 30, 2018		June 30, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Online gaming website	$127,133	$14,125	$127,133	$3,532

Total	$127,133	$14,125	$127,133	$3,532
Net carrying amount		$113,008		$123,601

During the three months ended September 30, 2018, the Company recorded total depreciation expense of $10,593 (September 30, 2017 - $1,996).

4.

Equipment

	September 30, 2018		June 30, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$16,102	$6,079	$14,450	$4,863
Furniture and equipment	20,241	5,397	20,241	4,385
Total	$36,343	11,476	$34,691	9,248
Net carrying amount		$24,867		$25,443

During the three months ended September 30, 2018, the Company recorded depreciation expense of $2,228 (September 30, 2017 - $Nil).

5.

Accounts Payable

Accounts payable were $415,395 as at September 30, 2018 (June 30, 2018 - $248,356).  Accounts payable are primarily comprised of trade payables of $329,107 (June 30, 2018 - $210,380) and payroll liabilities of $86,288 (June 30, 2018 - $37,976).

6.

Related Party Transactions

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company. Mr. Johnson is paid $120,000 per year for serving as President. During the three months ended September 30, 2018, the Company incurred salary of $30,000 (2017 - $30,000) to the President of the Company. As of September 30, 2018, the Company owed the President $6,005 (June 30, 2018 - $30,975).

b) During the three months ended September 30, 2018, the Company incurred rent of $1,200 (2017 - $1,202), charged by the President of the Company. As of September 30, 2018, the Company owed $2,751 (June 30, 2018 - $1,551) to the President related to rent payments.

c) On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company for which he receives annual compensation of $20,000.  Mr. Lim left the Company as of October 26, 2016. On March 15, 2018, the Company re-appointed Mr. Lim as a Director of the Company. During the three months ended September 30, 2018, the Company paid $5,000 (2017 - $5,000) for director’s fees.  During the year 2018, the Company issued 20,000 stock to Mr. Alex Lim and during the three months ended September 30, 2018, the Company recorded stock-based compensation expense of $3,481 (2017 - $Nil).  The Company prepaid $172 to Mr. Lim for his director’s fees as of September 30, 2018 (June 30, 2018 - $Nil). As of September 30, 2018, the Company owed $Nil (June 30, 2018 - $1,667) to Mr Lim for his director fees.

d) On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company for which he receives annual compensation of $20,000.  Director’s fees for Mr. Rozum for the three months ended September 30, 2018 totaled $Nil (2017 - $20,000).  On November 22, 2017, the Company appointed Yan Rozum as Chief Technical Officer (“CTO”) of the Company for which he receives annual compensation of $75,000.  CTO fees for Mr. Rozum for the three months ended September 30, 2018 totaled $18,750 (2017 - $Nil). During the year 2018, the Company issued 75,000 stock options to Mr. Rozum and recorded stock-based compensation expense for three months ended September 30, 2018 of $13,053 (2017 - $Nil).  The Company owed $15,500 to Mr. Rozum as of September 30, 2018 (June 30, 2018 - $Nil).

e) On October 26, 2016, the Company appointed David Watt as a Director for which he receives annual compensation of $25,000. Director’s fees for Mr. Watt for the three months ended September 30, 2018 totaled $5,000 (2017 - $5,000). The Company owed $15,557 to Mr. Watt as of September 30, 2018 (June 30, 2018 - $23,059). During the year 2018, the Company issued 20,000 stock options to Mr. Watt and recorded stock-based compensation expense for three months ended September 30, 2018 of $3,481 (2017 - $Nil).  The Company had provided an expense advance of $1,055 as of September 30, 2018 (June 30, 2018 - $11,331) to Mr. Watt, and the amounts are included in amounts receivable.

f) On December 11, 2017, the Company appointed Michał Kozłowski as Vice President of Finance. Mr. Kozłowski was paid 20,000 Polish Zloty ($5,367) per month before March 15, 2018 and 25,000 Polish Zloty ($6,709) per month after March 15, 2018. The Company owed $6,700 to Mr. Kozłowski as of September 30, 2018 (June 30, 2018 - $Nil). During the three months ended September 30, 2018, the Company incurred salary of $20,100 (2017 - $Nil) to the Vice President of Accounting. During the year 2018, the Company issued 80,000 stock options to Mr. Kozlowski and recorded stock-based compensation for three months ended September 30, 2018 of $12,800 (2017 - $Nil).

g) During the three months ended September 30, 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $Nil (2017 - $23,598) related to the development of the Company’s online gaming website.  Mr. Rozum is the controlling shareholder of Swiss and a director and the CTO of the Company. The Company owed $20,000 to Swiss as of September 30, 2018 (June 30, 2018 - $20,000).

h) During the three months ended September 30, 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $56,223 (2017 - $Nil) and $17,277 (2017 - $Nil) in rent expense, totalling $73,500. Mr. Rozum is the controlling shareholder of Ardmore and a director and the CTO of the Company. The Company owed $104,461 to Ardmore as of September 30, 2018 (June 30, 2018 - $84,869).

Amounts payable to related parties as disclosed above, are unsecured, non-interest bearing and due on demand.

Amounts due to shareholder are unsecured, non-interest bearing and due on demand. The shareholder is also a director and officer of the Company.

See also Notes 7 and 8.

7.

Promissory note

On August 13, 2018, the Company signed a promissory note with a shareholder, for principal of $50,000 bearing interest at 2% per month repayable by September 30, 2018. As a result of failure to repay the note by September 30, 2018, interest increased to 5% per month, and the note is now due on demand.

8.

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

On July 13, 2018, the Company entered into an agreement in principle with an arm’s length party to assist the Company with an offering of common stock of the Company or any other financing.  Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as at September 30, 2018.  In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000.  This agreement is subject to execution of a definitive underwriting agreement.

Lease Agreements

The Company entered into a five year lease agreement with Polskie Nieruchomości Sp. Z.O.O. to rent office space starting on July 1, 2018 and terminating on November 20, 2022.  Minimum payments for successive years ending June 30, are as follows:

2019	$36,975
2020	49,300
2021	49,300
2022	49,300
2023	20,500
$205,375

The Company entered into a three-year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020. After the first twelve months, either party can terminate the lease agreement. Minimum payments for successive years ending June 30, are as follows:

2019	$15,731
2020	17,478
$33,209

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

9.

Common Stock

Issued

a) On July 5, 2017, the Company issued 800,000 units at $0.25 per unit for cash proceeds of $200,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 5, 2020.  The warrants are callable by the Company any time after July 5, 2018 with 30 days notice at a price of $0.05 per warrant.

b) On July 6, 2017, the Company issued 400,000 units at $0.25 per unit for cash proceeds of $100,000.  Each unit consists of one common share and one warrant.  Each warrant entitles the holder to purchase one common share at $0.25. The warrants are exercisable before July 6, 2020.  The warrants are callable by the Company any time after July 6, 2018 with 30 days notice at a price of $0.05 per warrant.

c)

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

d)

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

e)

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

g) On July 24, 2017, the Company issued 5,000 units at $0.50 per unit for cash proceeds of $2,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before July 24, 2018.

h) On August 8, 2017, the Company issued 10,000 units at $1.25 per unit for cash proceeds of $12,500. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $2.00. The warrants are exercisable before February 8, 2019.

i) On August 27, 2017, the Company issued 300,000 common shares at $0.25 per share for cash proceeds of $75,000.

j) On September 7, 2017, the Company issued 20,000 units at $1.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 6, 2019.

k) On September 21, 2017, the Company issued 156,667 common shares upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 common shares were held back by the Company as consideration for the exercise.

l) On September 26, 2017, the Company issued 101,000 common shares at $0.15 per share upon the exercise of 101,000 warrants.

m) On September 27, 2017, the Company issued 44,800 units at $1.25 per unit for cash proceeds of $56,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 30, 2019.

n) On September 29, 2017, the Company issued 4,000 units at $1.25 per unit for cash proceeds of $5,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before September 24, 2018 and the piggyback warrant is exercisable before September 24, 2019.

o) On September 29, 2017, the Company issued 16,000 units at $1.25 per unit for cash proceeds of $20,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before September 28, 2018 and the piggyback warrant is exercisable before September 28, 2019.

p) On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

q) On October 31, 2017, the Company issued 315,500 common shares at $0.15 per share upon the exercise of 315,500 warrants.

r) On November 7, 2017, the Company issued 15,500 common shares at $0.25 per share for cash proceeds of $3,875.

s) On March 2, 2018, the Company issued 120,000 common shares at $0.75 per share to an arm’s length consultant for marketing services provided, of which $84,706 was reflected as a prepaid expense at June 30, 2018. The share value was based on the quoted value of the stock at the time of issue.

t) On April 4, 2018, the Company issued 16,000 common shares at $0.25 per share upon the exercise of 16,000 warrants.

u) On April 26, 2018, the Company issued 100,000 common shares at $0.20 per share for cash proceeds of $20,000.

v) On April 26, 2018, the Company issued 166,667 common shares at $0.20 per share for cash proceeds of $33,333.

w) On May 21, 2018, the Company issued 170,000 common shares at $0.15 per share upon the exercise of 170,000 warrants.

x) On June 11, 2018, the Company issued 250,000 common shares at $1.00 per share to an arm’s length consultant for referral services of which, $185,625 was reflected as a prepaid expense at June 30, 2018.  The share value was based on the quoted value of the stock at the time of issue.

y) On June 18, 2018, the Company issued 25,000 common shares at $0.20 per share for cash proceeds of $5,000.

z) On June 20, 2018, the Company issued 20,000 common shares at $0.80 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

aa) On July 26, 2018, the Company issued 360,000 common shares at $0.15 per share upon the exercise of 360,000 warrants. As of June 30, 2018, 193,333 of the warrants exercised had been reflected as shares to be issued.

bb) On July 26, 2018, the Company issued 15,000 common shares at $0.80 per share in exchange for services of $12,000 to a consultant for advisory services provided.

cc) On July 26, 2018, the Company issued 206,667 common shares at $0.15 per share. As of June 30, 2018, this had been reflected as shares to be issued.

dd) On July 31, 2018, the Company issued 150,000 common shares to a consultant at $0.85 per share for advisory services of $127,500 pursuant to an agreement dated June 19, 2018. As of June 30, 2018, this had been reflected as shares to be issued.

ee) On August 3, 2018, the Company issued 333,333 common shares at $0.15 per share upon the exercise of 333,333 warrants.

ff) On August 16, 2018, the Company issued 1,566,667 common shares at $0.15 per share upon the exercise of 1,566,667 warrants. As of June 30, 2018, 1,266,667 of the warrants exercised had been reflected as shares to be issued.

gg) On August 27, 2018, the Company issued 100,000 common shares at $0.15 per share for exercise of warrants.

hh) On September 5, 2018, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

ii) On September 6, 2018, the Company issued 300,000 common shares at $0.25 per share upon the exercise of 300,000 warrants.

jj) On September 6, 2018, the Company issued 200,000 common shares at $0.15 per share upon the exercise of 200,000 warrants.

Equity to be issued

(kk) As of September 30, 2018, the Company was committed to issue 100,000 shares valued at $62,000 on the quoted value of the stock at the time of the commitment, to a consultant for advisory services pursuant to an agreement dated September 15, 2018. These common shares were issued subsequent to September 30, 2018 (note 13(c)).

Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted-Average Exercise Weighted Average Exercise Price	Weighted Average Weighted Average Remaining Life	Intrinsic value
Outstanding, June 30, 2018	9,866,338	$ 0.21	2.60 years	$6,064,913
Exercised	(2,926,667)	0.16
Expired	(124,667)	0.60
Outstanding and Exercisable at September 30, 2018	6,815,004	$ 0.22	2.35 years	$3,116,150

The intrinsic value of the warrants exercised during the three months ended September 30, 2018 was $1,622,800. There were no warrants exercised during the three months ended September 30, 2017.

As at September 30, 2018, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price $
February 2019	10,000	2.00
March 2019	64,800	4.00
July 2019	4,000	4.00
September 2019	16,000	0.44
December 2019	66,680	0.15
February 2020	350,000	0.15
March 2020	1,480,191	0.15
June 2020	450,000	0.15
July 2020	740,000	0.22
August 2020	900,000	0.25
March 2022	2,733,333	0.15
	6,815,004	0.22

10.

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

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $

Outstanding, June 30, 2018 and September 30, 2018	819,120	0.70

As at September 30, 2018, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price $

August 18, 2020	50,000	16,667	0.70
August 1, 2023	529,120	125,040	0.70
May 29, 2020	240,000	30,000	0.70
	819,120	171,707	0.70

As at September 30, 2018, the weighted average remaining life of the options was 3.73 years.

During the three months ended September 30, 2018, the Company recorded stock-based compensation expense of $126,829 (2017 - $185,540) which has been recorded as stock based compensation in the statements of operations. As of September 30, 2018, there was $221,123 of unrecognized expense related to non-vested stock-based compensation arrangements (June 30, 2018 - $347,952).

The following table provides the details of the total stock-based payments expense during the three months ended September 30, 2018 and 2017:

	2018	2017

Employees and directors stock-based payments	$126,829	$185,540
Non-employee awards	-	-
Total	$126,829	$185,540

11.

Segmented Information

The following table summarizes financial information by geographic segment for the three months ended September 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	112,483	8,641	30,684	721,115	872,923
Assets	171,947	15,496	1,031	171,553	360,027

12.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the three months ended September 30, 2018 and 2017:

	2018 $	2017 $
Advertising and promotion	309,707	42,334
Wages and benefits	80,850	37,650
Rent and utilities	20,281	10,575
Travel	16,237	28,585
Licensing and filing fees	5,570	5,250
Office expenses	89,279	28,932
Bank charges	5,625	3,202
Depreciation	12,821	1,996
Total General and Administrative Expenses	540,370	158,524

13.

Subsequent Events

a) On September 24, 2018, the Company entered into an agreement to issue senior secured convertible promissory notes bearing interest at 5% per annum (the “Notes”).  The Notes, with a principal value of $2,200,000, would be purchased at a 10% discount for $2,000,000 and mature 12 months from the closing date.  As at November 19, 2018, these Notes had not been issued.

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

b) On October 4, 2018, the Company issued 15,000 common shares to a consultant for advisory services pursuant to an agreement dated June 15, 2018.

c) On October 12, 2018, the Company issued 100,000 shares to a consultant for advisory services pursuant to an agreement dated September 15, 2018. At September 30, 2018, these shares had been reflected as shares to be issued.

d) On October 12, 2018, the Company cancelled 120,000 options that were granted during the year ended June 30, 2018 to a consultant of the Company.

e) On November 13 and 14, 2018 the Company sold senior secured convertible promissory notes in the principal amount of $1,914,000 to a group of private arm’s length investors.  The Company received gross proceeds of $1,740,000 from the sale of the notes, after an original issue discount of $174,000.  The notes bear interest at 5% per year and are secured by all of the Company’s assets.  notes in the principal amount of $1,650,000 mature on November 13, 2019.  A note in the principal amount of $264,000 matures on November 14, 2019.  The notes are convertible into shares of the Company’s common stock, initially at a conversion price of $0.60 per share, subject to adjustment.

If an Event of Default occurs, the outstanding principal amount of the notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the notes will become, at the note holder’s election, immediately due and payable in cash at the Mandatory Default Amount. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the notes.

The note holders also received warrants which collectively allow the note holders to purchase up to 3,190,000 shares of the Company’s common stock.  The warrants are initially exercisable at a price of $0.75 per share, subject to adjustment, and expire in November, 2021.

The placement agent for the offering received cash compensation of $159,200 and warrants to purchase 638,000 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment (“Agent Warrants”).  The Agent Warrants may be exercised on a “cashless” basis and will expire in November 2023.

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

Material changes in line items in our Statement of Operations for the three months ended September 30, 2018 as compared to the same period last year, are discussed below:

Revenue and Expenses

Our operating expenses are classified into several categories:

•

Directors Compensation

•

Consulting Fees

•

Professional Fees

•

General and Administrative Expenses

•

Stock Based Compensation

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company.  These amounted to $13,271 for the three months ended September 30, 2018, and $57,822 for the three months ended September 30, 2017.  The decrease of $27,979 in Director’s fees period over period is attributable primarily to the change of a Board member to an Executive subsequent to the three months ended September 30, 2018.

Consulting Fees are comprised of cash and stock option compensation paid to consultants to the Company. These amounted to $166,315 for the three months ended September 30, 2018, and $141,114 for the three months ended September 30, 2017. The increase of $25,201 in consulting fees over the prior period is attributed primarily to additional work being contracted out by the Company to third party consultants in the current year.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $25,995 for the three months ended September 30, 2018, and $48,224 for the three months ended September 30, 2017.  The decrease of $22,229 in the three months in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) in 2017.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. These amounted to $540,370 for the three months ended September 30, 2018, and $158,524 for the three months ended September 30, 2017, respectively. The increase of $381,846 in 2018 versus 2017 is attributable primarily to increased business development activities associated with the commencement of online operations.

Stock based compensation refers to common shares issued to employees and consultants as part of the compensation package. These amounted to $126,829 for the three months ended September 30, 2018 and $185,540 for the three months ended September 30, 2017. The decrease of $58,711 in 2018 versus 2017 is attributable to options being issued in 2017 versus options only vesting in 2018.

 For the three months ending September 30, 2018, we incurred total operating expenses and resulting net loss of $872,780 and $872,923 respectively, and for the three months ending September 30, 2017, we incurred total operating expenses and resulting net loss of $574,652 and $575,028, respectively.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended September 30, 2018 and 2017 are shown below:

2018

2017

Cash used in operating activities                                        $(309,802)           $(385,223)

Cash used in investing activities                                            (18,132)          (54,670)

Cash provided by financing activities

       248,397

585,143

On November 13 and 14, 2018 the Company sold senior secured convertible promissory notes in the principal amount of $1,914,000 to a group of private arm’s length investors.  The Company received gross proceeds of $1,740,000 from the sale of the notes, after an original issue discount of $174,000.  The notes bear interest at 5% per year and are secured by all of the Company’s assets.  Notes in the principal amount of $1,650,000 mature on November 13, 2019.  A note in the principal amount of $264,000 matures on November 14, 2019.  The notes are convertible into shares of the Company’s common stock, initially at a conversion price of $0.60 per share, subject to adjustment.

The note holders also received warrants which collectively allow the note holders to purchase up to 3,190,000 shares of the Company’s common stock.  The warrants are initially exercisable at a price of $0.75 per share, subject to adjustment, and expire in November, 2021.

The Placement Agent for the offering received cash compensation of $159,200 and warrants to purchase 638,000 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment (“Agent Warrants”).  The Agent Warrants may be exercised on a “cashless” basis and will expire in November 2023.

Our projected capital requirements during the next 18 months are as follows:

Project

Estimated Cost

Launch our skill-based video game tournaments for

     play on mobile devices

$   500,000

Launch our skill-based video game tournaments for

     play on PCs and video game consoles

    $1,000,000

Obtain online gaming license from, and establish

    operations in, Malta

    $1,000,000

Obtain online gaming license from, and establish

     operations in, an Asian country to be selected

     by us.

      $    500,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Management identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

Our documentation with respect to our internal control policies and procedures is not adequate.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2018. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Notwithstanding the above, our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.

Description

3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Principal Executive and Financial Officer

(1)

Incorporated by reference from the Company’s filing with the Securities and Exchange Commission on December 19, 2008.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19h day of November 2018.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive, Financial and Accounting Officer