Form 10-Q/A
period 2018-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2019-02-22
CIK 1451448

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Esports Entertainment Group, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, as filed with the Securities and Exchange Commission on November 19, 2018, in the form of a Form 10-Q/A (Amendment No. 1) is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes for the Form 10-Q formatted in (eXtensible Business Reporting Language).  No other changes have been made to the Form 10-Q.  This Amendment No. 1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February 2019.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive, Financial and Accounting Officer