Form 10-Q
period 2018-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2019-03-07
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2018

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number: 000-55954

ESPORTS ENTERTAINMENT GROUP, INC.

 (Exact name of registrant as specified in its charter)

Nevada 000-55954 26-3062752 (State of incorporation) (Commission File No.) (IRS Employer Identification No.)

170 Pater House, Psaila St

Birkirkara BKR 9077 Malta

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

                                       Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 31st, 2018, the registrant had 87,278,118 shares of common stock, $0.001 par value, issued and outstanding.

PART 1. FINANCIAL STATEMENTS

ESPORTS ENTERTAINMENT GROUP, INC.

December 31, 2018

(Unaudited)

INDEX TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Condensed Interim Consolidated Balance Sheets at December 31, 2018 and June 30, 2018	3

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Six Months Ended December 31, 2018 and 2017	4

Condensed Interim Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2018 and 2017	5

Condensed Interim Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Six Months Ended December 31, 2018 and 2017	6

Notes to the Condensed Interim Consolidated Financial Statements	7

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Balance Sheets

(Unaudited)

 (Amounts expressed in US dollars)

		December 31, 2018	June 30, 2018

		$	$
ASSETS

Current Assets

Cash		764,279	100,167
Restricted Cash	(Note 8)	250,000	-
Amounts Receivable	(Note 6)	15,963	15,128
Prepaid Expenses	(Note 6)	226,859	341,000

Total Current Assets		1,257,101	456,295

Rent Security Deposit		20,826	4,346
Equipment	(Note 4)	22,835	25,443
Intangible Assets	(Note 3)	102,414	123,601

Total Assets		1,403,176	609,685

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts Payable	(Notes 5, 6)	244,714	248,356
Accrued Liabilities		103,446	93,660
Due to Shareholder	(Note 6)	1,551	1,551
Convertible Note	(Note 9)	55,621	-
Derivative Liabilities	(Note 9)	3,171,360	-

Total Liabilities		3,576,692	343,567
Commitments and Contingencies (Notes 8 and 15)

Stockholders’ (Deficit) Equity

Common Stock 500,000,000 shares authorized, par value 87,278,118 shares issued and outstanding as of December 31, 2018 (June 30, 2018 – 83,581,259)	(Note 10)	87,278	83,581
Additional Paid-in Capital		4,538,914	3,606,257
Equity to be Issued		-	379,102
Accumulated Deficit		(6,799,708)	(3,802,822)

Total Stockholders’ (Deficit) Equity		(2,173,516)	266,118

Total Liabilities and Stockholders’ (Deficit) Equity		1,403,176	609,685
Going Concern (Note 1)
Subsequent Events (Note 15)

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

 (Amounts expressed in US dollars)

		Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017

		$	$	$	$
Directors’ Compensation		13,270	66,245	26,541	124,067
Consulting Fees		93,822	128,183	260,137	269,297
General and Administrative	(Note 14)	317,696	300,388	858,066	627,880
Professional Fees	(Note 9)	48,363	11,521	74,357	59,745
Stock Based Compensation	(Note 12)	41,630	185,540	168,459	185,540

Total Operating Expenses before the Undernoted		514,781	691,877	1,387,560	1,266,529

Other Expenses
Interest Expense	(Note 9)	(797,509)	-	(797,652)	-
Accretion	(Note 9)	(55,621)	-	(55,621)	-
Change in Fair Value of Derivative Liabilities	(Note 9)	(756,053)	-	(756,053)	-
Foreign Exchange Loss		-	-	-	(376)

Net Loss and Comprehensive Loss		(2,123,964)	(691,877)	(2,996,886)	(1,266,905)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.01)	(0.03)	(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted		87,178,501	76,431,148	86,249,948	76,431,148

See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

(Amounts expressed in US dollars)

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017

	$	$
Cash flows from operating activities

Net loss	(2,996,886)	(1,266,905)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	436,273	-
Depreciation	25,664	14,246
Stock based compensation	168,459	487,873
Stock and units issued for services	100,500	55,000
Accretion	55,621	-
Change in fair value of derivative liabilities	756,053	-
Changes in operating assets and liabilities:
Amounts receivable	(835)	(37,737)
Prepaid expenses	164,141	2,796
Accounts payable	(3,641)	23,342
Accrued liabilities	356,094	3,109
Net cash used in operating activities	(938,557)	(718,276)

Cash flows from investing activities

Rent security deposit	(16,480)	-
Purchase of intangible assets	(1,869)	(7,036)
Purchase of equipment	-	(73,959)

Net cash used in investing activities	(18,349)	(80,995)

Cash flows from financing activities

Proceeds from promissory note	50,000	-
Repayment of promissory note	(56,500)	-
Financing costs	(410,772)	-
Proceeds from issuance of common stock and warrants, net of costs	-	680,916
Due to shareholder	-	(898)
Proceeds from exercise of warrants	288,290	-
Proceeds from issuance of convertible note	2,000,000	-

Net cash provided by financing activities	1,871,018	680,018

Net increase (decrease) in cash and restricted cash	914,112	(119,253)

Cash, beginning of period	100,167	546,110

Cash and restricted cash, end of period	1,014,279	426,857

Cash and restricted cash is comprised of:
Cash	764,279	426,857
Restricted cash	250,000	-
Total cash and restricted cash	1,014,279	426,857
See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity

(Unaudited)

(Amounts expressed in US dollars)

	Common Stock		APIC	Equity to be Issued	Accumulated Deficit	Subscription Receivable	Total
	Shares	Amount
	#	$	$	$	$	$	$
Balance as at June 30, 2017	79,768,458	79,768	2,396,637	-	(1,774,160)	(30,300)	671,945

Common stock and units issued for cash, net of costs	2,105,300	2,106	601,336	-	-	30,000	633,442

Units issued for services	200,000	200	29,800	-	-	-	30,000

Warrants exercised for cash	639,834	640	257,375	-	-	-	258,015

Issuance of stock options	-	-	302,332	-	-	-	302,332

Net loss for the period	-	-	-	-	(1,266,905)	-	(1,266,905)

Balance as at December 31, 2017	82,713,592	82,714	3,587,480	-	(3,041,065)	(300)	628,829

Balance as at June 30, 2018	83,581,259	83,581	3,606,257	379,102	(3,802,822)	-	266,118

Common stock issued for services	300,000	300	227,700	(127,500)	-	-	100,500

Issuance of common stock to be issued	206,667	207	30,793	(31,000)	-	-	-

Warrants exercised for cash	3,190,192	3,190	505,705	(220,602)	-	-	288,293

Issuance of stock options	-	-	168,459	-	-	-	168,459

Net loss for the period	-	-	-	-	(2,996,886)	-	(2,996,886)

Balance as at December 31, 2018	87,278,118	87,278	4,538,914	-	(6,799,708)	-	(2,173,516)
See accompanying notes to condensed interim consolidated financial statements

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

December 31, 2018

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of December 31, 2018, the Company had an accumulated deficit of $6,799,708 and a working capital deficiency amounting $2,319,591. The Company has not generated any revenues during the period ended December 31, 2018.  The Company is licensed to conduct online gambling.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of March 5, 2019.  Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Such adjustments could be material.

2.

Presentation of Financial Statements

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for June 30, 2018.

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esports Services (Malta) Limited and Esports Entertainment (Malta) Ltd.  All material intercompany transactions and balances have been eliminated on consolidation.

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

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends SEC paragraphs in ASC 740 to reflect SEC Staff Accounting Bulletin (SAB) No.118. When the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law, the SEC staff released SAB 118 for applying Topic 740 as it relates to the Act. SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effect(s) of the Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements. SAB 118 also prescribes disclosures that reporting entities must provide in these circumstances. The amendments to the Accounting Standards Codification became effective upon issuance. The adoption of the amended guidance did not have a material impact on the Company’s financial statements.

The following are new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (ASU 2016-02). The FASB issued the update to require the recognition of lease assets and liabilities on the balance sheet of lessees. ASU 2016-02 will be effective for the Company on December 1, 2019, including interim periods. ASU 2016-02 requires a modified retrospective transition method with the option to elect a package of practical expedients. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The FASB issued the update to simplify the measurement of goodwill by eliminating step 2 from the goodwill impairment test. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. ASU 2017-04 will be effective for public companies for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. The Company is evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic: 260), Distinguishing Liabilities from Equity (Topic: 480), Derivatives and Hedges (Topic 815) (ASU 2017-11). FASB issued the update to simplify the accounting for certain financial instruments with down round features. ASU 2017-11 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Earlier adoption is permitted for all entities as of the beginning of an interim period for which financial statements (interim or annual) have not been issued or have not been made available for issuance.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  FASB issued the update to include share-based payment transaction for acquiring goods or services from nonemployees in Topic 718, Compensation – Stock Compensation. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic: 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13).  FASB issued the update to modify the disclosure requirements in Topic 820. ASU 2018-07 will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods. Early adoption is permitted.

3.

Intangible Assets

	December 31, 2018		June 30, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Online gaming website	$127,133	$24,719	$127,133	$3,532

Total	$127,133	$24,719	$127,133	$3,532
Net carrying amount		$102,414		$123,601

During the six months ended December 31, 2018, the Company recorded total depreciation expense of $21,187 (December 31, 2017 - $10,593).

4.

Equipment

	December 31, 2018		June 30, 2018
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation
Computer equipment	$16,319	7,315	$14,450	$4,863
Furniture and equipment	20,241	6,410	20,241	4,385
Total	$36,560	13,725	$34,691	9,248
Net carrying amount		$22,835		$25,443

During the six months ended December 31, 2018, the Company recorded depreciation expense of $4,477 (December 31, 2017 - $2,228).

5.

Accounts Payable

Accounts payable were $244,714 as at December 31, 2018 (June 30, 2018 - $248,356).  Accounts payable are primarily comprised of trade payables of $235,803 (June 30, 2018 - $210,380) and payroll liabilities of $8,911(June 30, 2018 - $37,976).

6.

Related Party Transactions

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company. Mr. Johnson is paid $120,000 per year for serving as President. During the six months ended December 31, 2018, the Company incurred salary of $60,000 (December 31, 2017 - $60,000) to the President of the Company. As of December 31, 2018, the Company owed the President $13,535 (June 30, 2018 - $30,975). As of December 31, 2018, the Company has a prepaid with the President of $10,000 (June 30, 2018 - $Nil).

b) During the six months ended December 31, 2018, the Company incurred rent of $3,000 (December 31, 2017 - $1,292), charged by the President of the Company. As of December 31, 2018, the Company owed $1,551 (June 30, 2018 - $1,551) to the President related to rent payments.

c) On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company for which he receives annual compensation of $20,000.  Mr. Lim left the Company as of October 26, 2016. On March 15, 2018, the Company re-appointed Mr. Lim as a Director of the Company. During the six months ended December 31, 2018, the Company paid $10,000 (December 31, 2017 - $5,000) in director’s fees.  During the 2018 fiscal year, the Company issued 20,000 stock options to Mr. Alex Lim and during the six months ended December 31, 2018, the Company recorded stock-based compensation expense of $4,857 (December 31, 2017 - $Nil).  As of December 31, 2018, the Company owed $Nil (June 30, 2018 - $1,667) to Mr. Lim for his director fees.

d) On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company for which he receives annual compensation of $20,000.  Director’s fees for Mr. Rozum for the six months ended December 31, 2018 totaled $Nil (2017 - $20,000).  On November 22, 2017, the Company appointed Yan Rozum as Chief Technical Officer (“CTO”) of the Company for which he receives annual compensation of $75,000.  CTO fees for Mr. Rozum for the six months ended December 31, 2018 totaled $37,500 (December 31, 2017 - $Nil). During the 2018 fiscal year, the Company issued 75,000 stock options to Mr. Rozum and recorded stock-based compensation expense for six months ended December 31, 2018 of $18,216 (December 31, 2017 - $Nil).  The Company owed $Nil to Mr. Rozum as of December 31, 2018 (June 30, 2018 - $Nil).

e) On October 26, 2016, the Company appointed David Watt as a Director for which he receives annual compensation of $25,000. Director’s fees for Mr. Watt for the six months ended December 31, 2018 totaled $12,500 (December 31, 2017 - $5,000). The Company owed $9,348 to Mr. Watt as of December 31, 2018 (June 30, 2018 - $23,059). During the 2018 fiscal year, the Company issued 20,000 stock options to Mr.

Watt and recorded stock-based compensation expense for six months ended December 31, 2018 of $4,893 (December 31, 2017 - $Nil).  The Company had provided an expense advance of $11,331 as of December 31, 2018 (June 30, 2018 - $11,331) to Mr. Watt, and the amounts are included in amounts receivable.

f) On December 11, 2017, the Company appointed Michał Kozłowski as Vice President of Finance. Mr. Kozłowski was paid 20,000 Polish Zloty ($5,311) per month before March 15, 2018 and 25,000 Polish Zloty ($6,638) per month after March 15, 2018. The Company owed $Nil to Mr. Kozłowski as of December 31, 2018 (June 30, 2018 - $Nil). During the six months ended December 31, 2018, the Company incurred salary of $41,015 (December 31, 2017 - $Nil) to the Vice President of Accounting. During the 2018 fiscal year, the Company issued 80,000 stock options to Mr. Kozlowski and recorded stock-based compensation for six months ended December 31, 2018 of $19,431 (December 31, 2017 - $Nil).

g) During the six months ended December 31, 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $Nil (December 31, 2017 - $23,598) related to the development of the Company’s online gaming website.  Mr. Rozum is the controlling shareholder of Swiss and a director and the CTO of the Company. The Company owed $Nil to Swiss as of December 31, 2018 (June 30, 2018 - $20,000).

h) During the six months ended December 31, 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $243,426 (December 31, 2017 - $Nil) and $35,379 (December 31, 2017 - $Nil) in rent expense, totalling $278,804. Mr. Rozum is the controlling shareholder of Ardmore and a director and the CTO of the Company. The Company owed $53,000 to Ardmore as of December 31, 2018 (June 30, 2018 - $84,869).

i) On November 15, 2018, the Company appointed Christopher Malone as Chief Financial Officer (“CFO”) of the Company for which he receives annual compensation of $84,000. During the six months ended December 31, 2018, the CFO charged the Company $7,000 in salary (December 31, 2017 - $Nil). As of December 31, 3018, the Company owed $Nil to the CFO (June 30, 2018 - $Nil).

Amounts payable to related parties as disclosed above, are unsecured, non-interest bearing and due on demand.

Amounts due to shareholder are unsecured, non-interest bearing and due on demand. The shareholder is also a director and officer of the Company.

See also Notes 7, 8 and 15.

7.

Promissory note

On August 13, 2018, the Company signed a promissory note with a shareholder, for principal of $50,000 bearing interest at 2% per month repayable by September 30, 2018. As a result of failure to repay the note by September 30, 2018, interest increased to 5% per month. On December 3, 2018, the Company settled the promissory note and accrued interest with a cash payment of $56,500.

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

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Accounting. Mr. Kozłowski will be paid 25,000 Polish Zloty ($6,638) per month for serving as Vice President Accounting. The Company must pay three months’ salary for terminating the Vice President Accounting without cause and an additional one month’s salary for each full year of service.

On November 15, 2018, the Company appointed Christopher Malone as Chief Financial Officer of the Company.  Mr. Malone will be paid $84,000 per year before the Company’s common stock is listing on the NASDAQ stock exchange, and $120,000 per year after the Company’s common stock is listed on the NASDAQ stock exchange. The Company must pay three months’ salary for terminating the Chief Financial Officer without cause and an additional one month’s salary for each full year of service.

Consultant Agreements

The Company has entered into various consulting agreements with minimum termination commitments totalling $91,000.

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement are based on the percentage of total revenues per month ranging from 5.0% to 10.0%. Monthly fees for platform support and maintenance services are set at a minimum of 2,500 Euros ($2,859) and a maximum of 25,000 Euros ($28,595). The Company must provide 30 days notice to terminate the agreement.

On August 1, 2017, the Company entered into a consulting agreement for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for three consecutive months the base annual salary will increase to $72,000 per year.

On July 13, 2018, the Company entered into an agreement in principle with an arm’s length party to assist the Company with an offering of common stock of the Company or any other financing.  Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as at December 31, 2018 (June 30, 2018 - $Nil).  In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000.  This agreement is subject to execution of a definitive underwriting agreement.

Lease Agreements

The Company entered into a five year lease agreement with Polskie Nieruchomości Sp. Z.O.O. to rent office space starting on July 1, 2018 and terminating on November 20, 2022.  Minimum payments for successive years ending June 30, are as follows:

2019	$24,500
2020	49,100
2021	49,100
2022	49,100
2023	20,500
$192,300

The Company entered into a three year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020. After the first twelve months, either party can terminate the lease agreement. Minimum payments for successive years ending June 30, are as follows:

2019	$10,487
2020	17,478
$27,965

Service Agreements

On December 6, 2016, the Company entered into an affiliate marketing agreement for a six month period from launch of the website, www.vie.gg. Affiliate fees under this agreement range from 20% to 40% of monthly revenue. The Company must provide thirty days written notice for termination.

On February 26, 2018, the Company entered into a one year service agreement expiring on March 1, 2019. Minimum monthly commitment of 7,500 Euros ($8,578) of which the Company must pay three months’ notice if terminated.

On December 19, 2018, the Company entered into a legal service agreement with an effective start date of January 1, 2019. The minimum fixed fee for legal services under this agreement is $125,000.

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

The Company was notified that a claim was made against the Company for approximately $117,000, as compensation for financing commissions in 2017. Management believes this claim to be without merit as it is management’s position that the individual is not entitled to any compensation.

Restricted Cash

Under the terms of a payment service agreement, the Company is required to keep a $250,000 (June 30, 2018 - $Nil) security deposit with the bank, which has been reflected as restricted cash in the balance sheet.

9.

Convertible Debt

$2,200,000 Secured Convertible Note

On November 13, 2018, the Company issued face value $2,200,000 5% Secured Convertible Notes (the “Notes”) issued at a 10% original issue discount along with 3,666,666 warrants for net proceeds of $2,000,000. Cash fees paid for financing costs were $360,772. The Note is secured by all of the Company’s assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of the Company’s common stock at a conversion price of $0.60 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.60. The Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to the Company’s own stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in the condensed interim consolidated financial statement a derivative liability at fair value, both at inception and subsequently, pursuant to ASC 815.

In connection with the issuance of the Note, the Company issued the holders warrants to purchase the Company’s common stock. The warrants are exercisable until November 13, 2021 for 3,666,666 of shares at a purchase price of $0.75 per share, subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. The Company has concluded that the warrants are not indexed to the Company’s own stock due to the down-round protection. Accordingly, the Company’s analysis resulted in the conclusion that these warrants require classification in the condensed interim consolidated financial statements as a derivative liability at fair value, both at inception and subsequently, pursuant to ASC 815.

Additionally, the Company issued  agent commission warrants to purchase the Company’s common stock. The warrants are exercisable until December 12, 2023 for 733,333 of shares at a purchase price of $0.75 per share, subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. The Company has concluded that the warrants are not indexed to the Company’s stock due to the down-round protection. Accordingly, the Company’s analysis resulted in the conclusion that these warrants require classification in the condensed interim consolidated financial statements as a derivative liability at fair value, both at inception and subsequently, pursuant to ASC 815.

Accounting for the Secured Convertible Notes

The Company has evaluated the terms and conditions of the Notes under the guidance of ASC 815. Due to  the economic characteristics and risks of the equity-linked conversion options not being clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, the Company’s evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	$2,200,000 Face Value
Proceeds	$ (2,000,000)
Compound embedded derivative	1,219,110
Warrant derivative liability	1,338,387
Day-one derivative loss	(557,497)
Carrying value	$ -

The carrying value of the Notes at December 31, 2018 was $55,621 (June 30, 2018 - $Nil).

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor, and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement.  Amortization of debt discounts (premiums) amounted to ($55,621) (2017 - $Nil) during the six month period ended December 31, 2018.

In addition to the debt discounts, cash paid for financing costs of $360,772 (2017 - $Nil) and the fair value of placement agent warrants issued of $415,307 (2017 - $Nil)  are included in interest expense for the six month period ended December 31, 2018.

Derivative Financial Instruments

Derivative Liabilities

The carrying value of the embedded derivative and warrant derivative liabilities are recorded in the condensed interim consolidated balance sheet, with changes in the carrying value being recorded as change in fair value of derivative liabilities in the condensed interim consolidated statement of operations and comprehensive loss.  The components of the embedded derivative and warrant derivative liabilities as of December 31, 2018 are:

	Indexed Shares	Fair Values
Embedded derivatives:
$2,200,000 face value secured convertible notes	3,666,666	$ 1,284,883
Warrant derivative liability (Issued with convertible note)	3,666,666	1,524,962
Warrant derivative liability (Agent commission warrants)	733,333	361,515
	8,066,665	$ 3,171,360

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the Company’s derivative financial instruments by type of financing for the six month period ended December 31, 2018:

Six Months Ended December 31, 2018
Embedded derivatives:
$2,200,000 face value secured convertible notes	$ (65,772)

Day-one derivative loss:
$2,200,000 face value secured convertible notes	(557,497)

Warrant derivative liabilities:
Warrant derivative liabilities (Convertible note)	(186,576)
Warrant derivative liabilities (Agent commission warrants)	53,792
Total derivative gain (loss)	$ (756,053)

Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:

Quoted prices in active markets for identical assets and liabilities.

Level 2 valuations:

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:

Significant inputs to valuation model are unobservable.

The Company follow the provisions of ASC 820 with respect to the Company’s financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 as of December 31, 2018 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	-	-	(3,171,360)	(3,171,360)
Total	$ -	$ -	$ (3,171,360)	$ (3,171,360)

The features embedded in the secured convertible notes and the warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company project and discount future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock.  Due to derivative financial instruments initially and subsequently carried at fair values, the Company’s condensed interim consolidated statement of operations and comprehensive loss will reflect the volatility in these estimate and assumption changes. The following table sets forth (i) the range of inputs for each significant assumption, and (ii) the equivalent, or averages, of each significant assumption as of December 31, 2018:

	$2,200,000 Face Value	Convertible Note Warrants	Agent Commission Warrants
Conversion price	$ 0.60	$ 0.75	$ 0.75
Volatility	112%	119%	119%
Term (years)	0.87	2.87	4.95
Risk free rate	2.63%	2.51%	2.51%
Expected dividends	0%	0%	0%

10.

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

j) On December 7, 2017, the Company issued 20,000 units at $1.25 per unit for cash proceeds of $25,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 6, 2019.

k) On December 21, 2017, the Company issued 156,667 common shares upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 common shares were held back by the Company as consideration for the exercise.

l) On December 26, 2017, the Company issued 101,000 common shares at $0.15 per share upon the exercise of 101,000 warrants.

m) On December 27, 2017, the Company issued 44,800 units at $1.25 per unit for cash proceeds of $56,000. Each unit consists of one common share and one warrant. Each warrant entitles the holder to purchase one common share at $4.00. The warrants are exercisable before March 30, 2019.

n) On December 29, 2017, the Company issued 4,000 units at $1.25 per unit for cash proceeds of $5,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before December 24, 2018 and the piggyback warrant is exercisable before December 24, 2019.

o) On December 29, 2017, the Company issued 16,000 units at $1.25 per unit for cash proceeds of $20,000. Each unit consists of one common share, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one common share at $2.00. Each piggyback warrant entitles the holder to purchase one common share at $4.00. The warrant is exercisable before December 28, 2018 and the piggyback warrant is exercisable before December 28, 2019.

p) On October 17, 2017, the Company issued 66,667 common shares at $0.15 per share upon the exercise of 66,667 warrants.

q) On October 31, 2017, the Company issued 315,500 common shares at $0.15 per share upon the exercise of 315,500 warrants.

r) On November 7, 2017, the Company issued 15,500 common shares at $0.25 per share for cash proceeds of $3,875.

s) On March 2, 2018, the Company issued 120,000 common shares at $0.75 per share to an arm’s length consultant for marketing services provided, of which $42,557 is reflected as a prepaid expense at December 31, 2018 (June 30, 2018 - $84,706). The share value was based on the quoted value of the stock at the time of issue.

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

x) On June 11, 2018, the Company issued 250,000 common shares at $1.00 per share to an arm’s length consultant for referral services of which, $Nil is reflected as a prepaid expense as of December 31, 3018 (June 30, 3018 - $185,625).  The share value was based on the quoted value of the stock at the time of issue.

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

(kk) On October 4, 2018, the Company issued 15,000 common shares at $0.70 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

(ll) On October 12, 2018, the Company issued 100,000 common shares at $0.62 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

(mm) On October 24, 2018, the Company issued 263,525 common shares at $0.15 per share upon the exercise of 263,525 warrants.

(nn) On December 18, 2018, the Company issued 20,000 common shares at $0.80 per share to to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

11.

Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted-Average Exercise Weighted Average Exercise Price	Weighted Average Weighted Average Remaining Life	Intrinsic Value
Outstanding, June 30, 2018	9,866,338	$ 0.21	2.60 years	$6,064,913
Exercised	(3,190,192)	0.15
Expired	(124,667)	0.60
Outstanding and Exercisable, December 31, 2018	6,551,479	$ 0.23	2.13 years	$3,361,393

The intrinsic value of the warrants exercised during the six months ended December 31, 2018 was $1,789,666. The intrinsic value of the 639,834 warrants exercised during the six months ended December 31, 2017 was $1,448,628.

As at December 31, 2018, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price $
February 2019	10,000	2.00
March 2019	64,800	4.00
July 2019	4,000	4.00
December 2019	16,000	0.44
December 2019	66,680	0.15
February 2020	350,000	0.15
March 2020	1,480,191	0.15
June 2020	450,000	0.15
July 2020	740,000	0.22
August 2020	900,000	0.25
March 2022	2,469,808	0.15
	6,551,479	0.23

12.

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

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $
Outstanding, June 30, 2018	819,120	0.70
Cancelled	(120,000)	(0.70)
Outstanding, December 31, 2018	699,120	0.70

On October 12, 2018, the Company cancelled 120,000 options that were granted to a consultant of the Company.

As at December 31, 2018, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price $
August 18, 2020	50,000	33,333	0.70
August 1, 2023	529,120	206,597	0.70
May 29, 2020	120,000	30,000	0.70
	699,120	269,930	0.70

As at December 31, 2018, the weighted average remaining life of the options was 3.83 years.

During the six months ended December 31, 2018, the Company recorded stock-based compensation expense of $168,459 (December 31, 2017 - $185,540) which has been recorded as stock based compensation in the statements of operations. As of December 31, 2018, there was $207,321 of unrecognized expense related to non-vested stock-based compensation arrangements (June 30, 2018 - $347,952).

The following table provides the details of the total stock-based payments expense during the six months ended December 31, 2018 and 2017:

	2018	2017
Employees and directors stock-based payments	$168,459	$185,540
Non-employee awards	-	-
Total	$168,459	$185,540

13.

Segmented Information

The following tables summarizes financial information by geographic segment.

Six months ended December 31, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	-	71,517	39,591	2,885,778	2,996,886

Six months ended December 31, 2017:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	424,286	40,634	3,104	798,881	1,266,905

As at December 31, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Assets	385,541	15,152	910	1,001,573	1,403,176

As at June 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Assets	183,650	9,639	1,153	415,243	609,685

14.

General and Administrative Expenses

The following table summarizes general and administrative expenses for the six months ended December 31, 2018 and 2017:

	2018 $	2017 $
Advertising and promotion	398,066	63,946
Wages and benefits	333,919	375,316
Rent and utilities	40,361	69,767
Travel	19,095	40,407
Licensing and filing fees	11,537	18,174
Office expenses	18,570	40,828
Bank charges	10,854	5,196
Depreciation	25,664	14,246
Total General and Administrative Expenses	858,066	627,880

15.

Subsequent Events

On January 1, 2019, the Company entered into a sub-lease agreement with a minimum commitment of one year equivalent to $13,730 (Euros 12,000).

On January 1, 2019, the Company entered into a sponsorship agreement with minimum commitments of $46,000 over the next five months.

On January 3, 2019, the Company entered into a sponsorship agreement up to January 2020 with minimum commitments of $30,457 (Pounds 24,000).

On January 2, 2019, the Company entered into a service agreement that requires a minimum termination notice of three months equivalent to $12,010 (Euros 10,500).

On January 23, 2019, the Company acquired all of the issued and outstanding capital stock of Ardmore Software SP.Z.O.O, (“Ardmore”) a company incorporated in Poland with nominal assets for $1,328 (PLN 5,000).  Ardmore is a software development and network administration services company controlled by Yan Rozum, a director of the Company.

On February 9, 2019, 10,000 warrants with an exercise price of $2.00 expired.

On February 13, 2019, 100,000 common shares were issued to the CFO as a one time bonus under his employment agreement at a value of $0.60 per share. The share value was based on the quoted value of the stock at the time of issue.

On March 1, 2019, the Company entered into a consulting agreement for a term of six years that requires a minimum commitment of $24,000.

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

Material changes in line items in our Statement of Operations for the six months ended December 31, 2018 as compared to the same period last year, are discussed below:

Revenue and Expenses

Our operating expenses are classified into several categories:

•

Directors Compensation

•

Consulting Fees

•

Professional Fees

•

General and Administrative Expenses

•

Stock Based Compensation

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
	$	$	$	$
Directors’ Compensation	13,270	66,245	26,541	124,067
Consulting Fees	93,822	128,183	260,137	269,297
General and Administrative	317,696	300,388	858,066	627,880
Professional Fees	48,363	11,521	74,357	59,745
Stock Based Compensation	41,630	185,540	168,459	185,540

Total Operating Expenses before the Undernoted	514,781	691,877	1,387,560	1,266,529

Other Expenses
Interest Expense	(797,509)	-	(797,652)	-
Accretion	(55,621)	-	(55,621)	-
Change in Fair Value of Derivative Liabilities	(756,053)	-	(756,053)	-
Foreign Exchange Loss	-	-	-	(376)

Net Loss and Comprehensive Loss	(2,123,964)	(691,877)	(2,996,886)	(1,266,905)

Net Loss Per Share – Basic and Diluted	(0.02)	(0.01)	(0.03)	(0.02)

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company.  These amounted to $13,270 for the three months ended December 31, 2018, $66,245 for the three months ended December 31, 2017.  The decrease of $52,975 in director’s compensation period over period is attributable primarily to no stock options being granted in the three months ended  September 30, 2018. These amounted to $26,541 for the six months ended December 31, 2018, $124,067 for the six months ended December 31, 2017.  The decrease of $97,526 in director’s compensation period over period is attributable primarily to no stock options being granted in the six months ended December 31, 2018.

Consulting Fees are comprised of cash and stock option compensation paid to consultants to the Company. These amounted to $93,822 for the three months ended December 31, 2018, $128,183 for the three months ended December 31, 2017.  The decrease of $34,361 in the six months in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) and financing fees related to the convertible debt issuance in the three months ended September 30, 2018. These amounted to $260,137 for the six months ended December 31, 2018, and $269,297 for the six months ended December 31, 2017. The decrease of $9,160 in consulting fees over the prior period is attributed primarily to less work being contracted out by the Company to third party consultants in the six months ended December 31, 2018.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $48,363 for the three months ended December 31, 2018, $11,521 for the three months ended December 31, 2017.  The increase of $36,843 in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) in the three months ended December 31, 2018. These amounted to $74,357 for the six months ended December 31, 2018, and $59,745 for the six months ended December 31, 2017.  The increase of $14,612 in the six months in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) in the six months ended December 31, 2018.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. These amounted to $317,696 for the three months ended December 31, 2018, $300,388 for the three months ended December 31, 2017.  The increase of $17,308 in 2018 versus 2017 is attributable primarily to increased business development activities associated with the commencement of online operations. These amounted to $858,066 for the six months ended December 31, 2018, and $627,880 for the six months ended December 31, 2017, respectively. The increase of $230,186 in 2018 versus 2017 is attributable primarily to increased business development activities associated with the commencement of online operations.

Stock based compensation refers to stock options issued to employees and consultants as part of the compensation package. These amounted to $41,630 for the three months ended December 31, 2018 and $185,540 for the three months ended December 31, 2017. The decrease of $143,910 in 2018 versus 2017 is attributable to options being issued in 2017 versus options only vesting in 2018. These amounted to $168,459 for the six months ended December 31, 2018 and $185,540 for the six months ended December 31, 2017. The decrease of $17,081 in 2018 versus 2017 is attributable to options being issued in 2017 versus options only vesting in 2018.

For the three months ending December 31, 2018 and 2017, we incurred total operating expenses and resulting net loss of $514,781 and $2,123,964, respectively, and for the three months ending December 31, 2017, we incurred total operating expenses and resulting net loss of $691,877 and $691,877, respectively. For the six months ending December 31, 2018, we incurred total operating expenses and resulting net loss of $1,387,560 and $2,996,886 respectively, and for the six months ending December 31, 2017, we incurred total operating expenses and resulting net loss of $1,266,529 and $1,266,905, respectively.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended December 31, 2018 and 2017 are shown below:

	2018	2017
Cash used in operating activities	$ (938,557)	$ (718,276)
Cash used in investing activities	(18,349)	(80,995)
Cash provided by financing activities	1,871,018	680,018

Our projected capital requirements during the next 18 months are as follows:

Project	Estimated Cost
Launch our skill-based video game tournaments for play on mobile devices	$ 500,000
Launch our skill-based video game tournaments for play on PCs and video game consoles	$ 1,000,000
Obtain online gaming license from, and establish operations in, Malta	$ 1,000,000
Obtain online gaming license from, and establish operations in, an Asian country to be selected by us.	$ 500,000
Market our online betting services	$ 5,000,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Management identified the following four material weaknesses that have caused management to conclude that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

Our documentation with respect to our internal control policies and procedures is not adequate.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2018. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was notified that a claim was made against the Company for approximately $117,000, as compensation for financing commissions in 2017. Management believes this claim to be without merit as it is management’s position that the individual is not entitled to any compensation.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K since the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 19, 2018.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)

3.2	By-Laws (1)

10.1	Form of Securities Purchase Agreement (2)

10.2	Form of Senior Secured Convertible Note (2)

10.3	Form of Warrant (2)

10.4	Form of Security Agreement (2)

10.5	Form of Pledge Agreement (2)

10.6	Form of Subsidiary Guarantee (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certifications of Principal Executive and Financial Officer

101.INS	XBRL Instance.

101.XSD	XBRL Schema.

101.PRE	XBRL Presentation.

101.CAL	XBRL Calculation.

101.DEF	XBRL Definition.

101.LAB	XBRL Label.

(1) Incorporated by reference from the Company’s filing with the Securities and Exchange

      Commission on December 19, 2008.

(2) Incorporated by reference to the same exhibit filed with the Company’s Current Report on

      Form 8-K filed with the Securities and Exchange Commission on November 15, 2018.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March 2019.

ESPORTS ENTERTAINMENT GROUP, INC. By: /s/ Grant Johnson Grant Johnson, Chief Executive, Financial and Accounting Officer