Form 10-Q
period 2019-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2019-07-15
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-55954

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-55954	26-3062752
(State of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

170 Pater House, Psaila St

Birkirkara BKR 9077 Malta

(Address of principal executive offices)

Registrant’s telephone number, including area code: 356 2757 7000

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered Symbol(s)
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2019, the registrant had 87,278,118 shares of common stock, $0.001 par value, issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2019

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
		(Audited)

ASSETS

Current assets
Cash	$428,162	$100,167
Prepaid expenses and other current assets - related parties	147,207	15,128
Prepaid expenses and other current assets	14,333	341,000
Total current assets	589,702	456,295

Fixed assets	16,480	25,443
Intangible assets	86,522	123,601
Other non-current assets	19,395	4,346

Total assets	$712,099	$609,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$677,579	$342,016
Due to shareholder	3,151	1,551
Convertible note	290,720	-
Derivative liabilities	5,249,343	-

Total liabilities	6,220,793	343,567

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 shares authorized, 87,378,118 and 83,581,259 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	87,378	83,581
Additional paid-in capital	4,598,814	3,606,257
Equity to be issued	-	379,102
Accumulated deficit	(10,194,886)	(3,802,822)
Total shareholders’ equity	(5,508,694)	266,118

Total liabilities and shareholders’ equity	$712,099	$609,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2019	2018	2019	2018

Operating expenses:
General and administrative	$785,331	$798,120	$2,509,307	$2,064,649

Total operating expenses	785,331	798,120	2,509,307	2,064,649

Operating loss	(785,331)	(798,120)	(2,509,307)	(2,064,649)

Interest expense	-	-	(4,632,181)	-
Amortization expense	(158,638)	-	(1,176,324)	-
Change in fair market value of derivative liabilities	2,107,748	-	1,925,748	-
Asset write-off	-	(22,614)	-	(22,614)
Foreign exchange loss		164	-	(212)

Loss before income taxes	1,163,779	(820,570)	(6,392,064)	(2,087,475)

Income tax expense	-	-	-	-

Net income (loss) and comprehensive income (loss)	$1,163,779	$(820,570)	$(6,392,064)	$(2,087,475)
Basic and diluted loss per common share	$0.01	$(0.01)	$(0.07)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	87,328,118	82,713,592	86,279,272	81,694,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders Equity

	Common Stock			Equity to	Accumulated	Subscription
	Shares	Amount	APIC	be issued	Deficit	Receivable	Total

Balance as of June 30, 2018	83,581,259	$83,581	$3,606,257	$379,102	$(3,802,822)	$-	$266,118
Common stock issued for services	400,000	400	287,600	(127,500)	-	-	160,500
Common stock issued for cash, net of costs	206,667	207	30,793	(31,000)	-	-	-
Warrants exercised for cash	3,190,192	3,190	505,705	(220,602)	-	-	288,293
Issuance of stock options	-	-	168,459	-	-	-	168,459
Net loss for the period	-	-	-	-	(6,392,064)	-	(6,392,064)
Balance as at March 31, 2019	87,378,118	$87,378	$4,598,814	$-	$(10,194,886)	$-	$(5,508,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders Equity

	Common Stock			Equity to	Accumulated	Subscription
	Shares	Amount	APIC	be issued	Deficit	Receivable	Total

Balance as of June 30, 2017	79,768,458	$79,768	$2,396,637	$-	$(1,774,160)	$(30,300)	$671,945
Common stock and units issued for cash, net of costs	2,105,300	2,106	601,336	-	-	30,000	633,442
Common stock and units issued for services	200,000	200	29,800	-	-	-	30,000
Warrants exercised for cash	639,834	640	71,835	-	-	-	72,475
Issuance of stock options	-	-	836,278	-	-	-	836,278
Net loss for the period	-	-	-	-	(2,087,475)	-	(2,087,475)
Balance as at March 31, 2018	82,713,592	$82,714	$3,935,886	$-	$(3,861,635)	$(300)	$156,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment   Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,392,064)	$(2,087,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,219,452	6,368
Stock based compensation	328,959	836,278
Non-cash interest expense for issuance of derivative	4,632,181	-
Change in the fair market value of derivative liabilities	(1,925,748)	-
Asset Write-off		22,614
Changes in operating assets and liabilities:
Accounts receivable	-	(29,340)
Prepaid expenses	326,667	(35,249)
Accounts payable and accrued expenses	335,562	148,061

Net cash used in operating activities	(1,474,991)	(1,138,743)

Cash flows from investing activities:

Rent security deposit	(12,134)	-
Purchase of intangible assets	-	(80,816)
Purchase of equipment	-
Amounts provided to related parties	(132,079)	-
Net cash used in investing activities	(144,213)	(80,816)

Cash flows from financing activities:

Proceeds from convertible note	2,000,000	-
Deferred financing costs	(342,694)	-
Proceeds from issuance of common stock and warrants, net of costs	-	663,442
Due to shareholder	1,600	(898)
Proceeds from exercise of warrants	288,293	72,475
Net cash provided by financing activities	1,947,199	736,339

Net (decrease) increase in cash	327,995	(483,320)

Cash, beginning of period	100,167	546,110

Cash, end of period	$428,162	$62,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (formerly VGambling Inc.) (the “Company”) was incorporated in the state of Nevada on July 22, 2008. On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertainment Group, Inc. The Company is licensed to conduct online gambling.

Note 2 – Basis of Presentation and Going Concern

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As at March 31, 2019, the Company had an accumulated deficit of $10,194,886 and a working capital deficiency of $5,631,091. The Company has not generated any revenues during the period ended March 31, 2019. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of   March 31, 2019. Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2018. The consolidated balance sheet as of June 30, 2018 was derived from the audited consolidated financial statements as of and for the year ended. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esports Services (Malta) Limited and Esports Entertainment (Malta) Ltd. All material intercompany transactions and balances have been eliminated on consolidation.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Recently issued accounting standards

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

ASU No. 2016-18, Restricted Cash: On November 17, 2016, the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The classification of restricted cash in the statement of cash flows, along with eight other cash-flow-related issues, was initially addressed by the Emerging Issues Task Force (EITF) in Issue 15-F. However, after deliberation of those issues, the EITF decided to address the diversity in practice related to the cash flow classification of restricted cash separately, in Issue 16-A. ASU 2016-18 is based on the EITF's consensuses reached on that Issue.

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

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

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

Note 4 – Fixed Assets

Fixed assets as of March 31, 2019 and June 30, 2018 consists the following:

	March 31, 2019	June 30, 2018
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(18,211)	(9,248)
Net carrying value	$16,480	$25,443

During the nine months ended March 31, 2019 and 2018, the Company recorded total depreciation expense of $8,963 and $3,331  ,respectively.

Note 5 – Intangible Assets

Intangible assets as of March 31, 2019 and June 30, 2018 consists the following:

	March 31, 2019	June 30, 2018
Online gaming website	$127,133	$127,133
Accumulated amortization	(40,611)	(3,532)
Net carrying value	$86,522	$123,601

During the nine months ended March 31, 2019 and 2018, the Company recorded total amortization expense of $37,079 and $1,996, respectively.  During the nine months ended March 31, 2018 the Company recorded an impairment of $22,614 associated with the website asset.

Note 6 – Related party transactions

The Company entered into transactions and owes balances related to cash and share-based compensation to officers and directors.

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company. Mr. Johnson is paid $120,000 per year for serving as President. During the nine months ended March 31, 2019, the Company incurred salary of $90,000 (March 31, 2018 - $90,000) to the President of the Company. As of March 31, 2019, the Company owed the President $NIL (June 30, 2018 - $30,975).

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

b) During the nine months ended March 31, 2019, the Company incurred rent of $3,600 (March 31, 2018 - $3,600), charged by the President of the Company. As of March 31, 2019, the Company owed $3,151 (June 30, 2018 - $1,551) to the President related to rent payments.

c) On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company for which he receives annual compensation of $20,000. Mr. Lim left the Company as of October 26, 2016. On March 15, 2018, the Company re-appointed Mr. Lim as a Director of the Company. During the nine months ended March 31, 2019, the Company paid $15,000 (March 31, 2018 - $5,000) in director’s fees. During the 2018 fiscal year, the Company issued 20,000 stock options to Mr. Alex Lim and during the nine months ended March 31, 2019, the Company recorded stock-based compensation expense of $4,857 (March 31, 2018 - $Nil). As of March 31, 2019, the Company owed $Nil (June 30, 2018 - $1,667) to Mr. Lim for his director fees.

d) On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company for which he receives annual compensation of $20,000. This independent director stipend was ceased upon Mr. Rozum joining the company. Director’s fees for Mr. Rozum for the nine months ended March 31, 2019 totaled $Nil (2018 - $33,333). On November 22, 2017, the Company appointed Yan Rozum as Chief Technical Officer (“CTO”) of the Company for which he receives annual compensation of $75,000. CTO fees for Mr. Rozum for the nine months ended March 31, 2019 totaled $56,250 (March 31, 2018 - $Nil). During the 2018 fiscal year, the Company issued 75,000 stock options to Mr. Rozum and recorded stock-based compensation expense for nine months ended March 31, 2019 of $18,216 (March 31, 2018 - $Nil). The Company owed $Nil to Mr. Rozum as of March 31, 2019 (June 30, 2018 - $Nil).

e) On October 26, 2016, the Company appointed David Watt as a Director for which he receives annual compensation of $25,000. Director’s fees for Mr. Watt for the nine months ended March 31, 2019 totaled $18,750 (March 31, 2018 - $18,750). The Company owed $9,348 to Mr. Watt as of March 31, 2019 (June 30, 2018 - $23,059). During the 2018 fiscal year, the Company issued 20,000 stock options to Mr. Watt and recorded stock-based compensation expense for nine months ended March 31, 2019 of $4,893 (March 31, 2018 - $Nil). The Company had provided an expense advance of $11,331 as of March 31, 2019 (June 30, 2018 - $11,331) to Mr. Watt, and the amounts are included in amounts receivable.

f) During the nine months ended March 31, 2019, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $Nil (March 31, 2018 - $23,598) related to the development of the Company’s online gaming website. Mr. Rozum is the controlling shareholder of Swiss and a director and the CTO of the Company. The Company owed $Nil to Swiss as of March 31, 2019 (June 30, 2018 - $20,000).

g) During the nine months ended March 31, 2019, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $243,426 (December 31, 2017 - $Nil) and $35,379 (December 31, 2017 - $Nil) in rent expense, totaling $278,804. Mr. Rozum is the controlling shareholder of Ardmore and a director and the CTO of the Company. The Company owed $53,000 to Ardmore as of March 31, 2019 (June 30, 2018 - $84,869).

h) On November 15, 2018, the Company appointed Christopher Malone as Chief Financial Officer (“CFO”) of the Company for which he receives annual compensation of $84,000. During the six months ended December 31, 2018, the CFO charged the Company $7,000 in salary (December 31, 2017 - $Nil). As of March 31, 2019, the Company owed $Nil to the CFO (June 30, 2018 - $Nil).

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

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Accounting. Mr. Kozłowski will be paid 25,000 Polish Zloty ($6,638) per month for serving as Vice President Accounting. The Company must pay three months’ salary for terminating the Vice President Accounting without cause and an additional one month’s salary for each full year of service. Mr. Kozlowski was released for cause from his duties in March 2019.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

On November 15, 2018, the Company appointed Christopher Malone as Chief Financial Officer of the Company. Mr. Malone will be paid $84,000 per year before the Company’s common stock is listing on the NASDAQ stock exchange, and $120,000 per year after the Company’s common stock is listed on the NASDAQ stock exchange. The Company must pay three months’ salary for terminating the Chief Financial Officer without cause and an additional one month’s salary for each full year of service. Mr. Malone was issued 100,000 shares as an incentive for joining the Company in March 2019.

Consultant Agreements

The Company has entered into various consulting agreements with minimum termination commitments totaling $91,000.

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

On July 13, 2018, the Company entered into an agreement in principle with J. Gunnar & Co., a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as at March 31, 2019 (June 30, 2018 - $Nil). In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000. This agreement is subject to execution of a definitive underwriting agreement.

Lease Agreements

The Company entered into a five year lease agreement with Polskie Nieruchomości Sp. Z.O.O. to rent office space starting on July 1, 2018 and terminating on November 20, 2022. Minimum payments for successive years ending June 30, are as follows:

2019	$12,275
2020	49,100
2021	49,100
2022	49,100
2023	20,458
$180,033

The Company entered into a three year lease agreement with Caribbean Developments (Antigua) Ltd. to rent commercial space starting on May 1, 2017 terminating on April 30, 2020. After the first twelve months, either party can terminate the lease agreement. Minimum payments for successive years ending June 30, are as follows:

2019	$5,272
2020	17,614
$22,886

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Service Agreements

On December 6, 2016, the Company entered into an affiliate marketing agreement for a six month period from launch of the website, www.vie.gg. Affiliate fees under this agreement range from 20% to 40% of monthly revenue. The Company must provide thirty days written notice for termination.

On February 26, 2018, the Company re entered into a one year service agreement which expired on March 1, 2019. Minimum monthly commitment of 7,500 Euros ($8,578) of which the Company must pay three months’ notice if terminated. The Company has renewed this agreement under the same terms with an updated expiry date of March 1, 2020

On December 19, 2018, the Company entered into a legal service agreement with an effective start date of January 1, 2019. The minimum fixed fee for legal services under this agreement is $125,000.

Contingency

Boustead Securities, LLC (“Boustead”) has notified the Company that it owes Boustead $192,664, as well as warrants to purchase 1,417,909 shares of common stock of the Company, as compensation for their acting as the placement agent for the sale of Company securities between June 2017 and 2018. Unless this matter is settled, Boustead has notified us that they plan to file an arbitration claim to resolve this dispute. Management believes this claim to be without merit as it is management’s position that Boustead has been paid in full for the services provided and that no further cash or warrants are owed. The JAMS arbitration is scheduled for the end of January 2020.

The Company was notified that a claim was made against the Company for approximately $117,000, as compensation for financing commissions in 2017. It is our position that we have paid Boustead in full for the services it provided to us. We have denied that we owe Boustead any additional cash or warrants and have filed motions to dismiss these claims as well as filed counterclaims against Boustead. We plan to continue to vigorously defend the Company against these claims.

9.	Convertible Debt

$2,200,000 Secured Convertible Note

On November 13, 2018, we issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 3,666,666 warrants for net proceeds of $2,000,000. Cash fees paid for financing costs were $360,772. The Note is secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $0.60 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.60. The Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. We have concluded that the embedded conversion option is not indexed to our stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in our financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

In connection with the issuance of the Note, we issued the holders warrants to purchase our common stock. The warrant is exercisable until November 13, 2021 for 3,666,666 of shares at a purchase price of $0.75 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. We have concluded that the warrants are not indexed to our stock due to the down-round protection. Accordingly, our analysis resulted in the conclusion that these warrants require classification in our financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Additionally, we issued our placement agents warrants to purchase our common stock. The warrant is exercisable until December 12, 2023 for 733,333 of shares at a purchase price of $0.75 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. We have concluded that the warrants are not indexed to our stock due to the down-round protection. Accordingly, our analysis resulted in the conclusion that these warrants require classification in our financial statements in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

Accounting for the Secured Convertible Notes

We have evaluated the terms and conditions of the secured convertible notes under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are not clearly and closely related to a debt-type host, the conversion features require classification and measurement as derivative financial instruments. The other embedded derivative feature, down-round protection, was also not considered clearly and closely related to the host debt instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of (i) the embedded conversion features and the (ii) down-round protection features. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	$2,200,000 Face Value
Face Value	$2,200,000
Debt discount	(1,909,280)
Carrying value	$290,720

The carrying value of the secured convertible notes at March 31, 2019 was $289,720 and the carrying value at March 31, 2018 was $0.00.

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement. Amortization of debt discounts amounted to $290,720 during the period from inception to March 31, 2019.

In addition to the debt discounts, cash paid for financing costs of $342,694 and the fair value of placement agent warrants issued of $415,307 was charged to interest expense.

Derivative Liabilities

The carrying value of the Compound Embedded Derivative and Warrant Derivative Liabilities are on the balance sheet, with changes in the carrying value being recorded as Derivative Loss on the income statement. The components of the compound embedded derivative and warrant derivative liabilities as of March 31, 2019 are:

Our financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes due November 13, 2019	3,666,667	$1,770,148
Warrant derivative liabilities (Issued with Note)	3,666,666	2,899,329
Warrant derivative liabilities (Placement agent Warrants)	733,333	579,866
	8,066,666	$5,249,343

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2019.

		Fair Value Measurement Using Level 3 Inputs Total
	Amount at Fair Value	Level 1	Level 2	Level 3
31-Mar-19
Liabilities
Derivative liability – conversion feature	$1,770,148	$-	$-	$1,770,148
Derivative liability – warrants	3,479,195	-	-	3,479,195
Total	$5,249,343	$-	$-	$5,249,343

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods ended March 31,2019:

Amount
Issuances to debt discount	$2,200,000
Issuances to interest expense	4,975,091
Conversions to paid in capital	0
Warrant exercises	0
Change in fair value of derivative liabilities	(1,666.722)
Change in fair value of warrant liabilities	(259.026)
$5,249,343

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2019 and December 31, 2018 were calculated using a Monte-Carlo option model valued with the following assumptions:

31-Mar-19
Amount
Dividend yield	0%
Expected volatility	106.9% - 257.3%
Risk free interest rate	2.23% - 2.46%
Contractual term (in years)	0.62 - 4.702
Conversion/Exercise price	$0.62 - $0.75

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

The features embedded in the secured convertible notes and the warrants were valued using a Monte Carlo based valuation model. The Monte Carlo valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock. Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

10.	Common Stock

Issued

a) On July 5, 2017, the Company issued 800,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.25 per unit for cash proceeds of $200,000. Each warrant entitles the holder to purchase one share of common stock at $0.25. The warrants are exercisable before July 5, 2020. The warrants may be called by the Company any time after July 5, 2018 with 30 days notice at a price of $0.05 per warrant .

b) On July 6, 2017, the Company issued 400,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.25 per unit for cash proceeds of $100,000. Each warrant entitles the holder to purchase one share of common stock at $0.25. The warrants are exercisable before July 6, 2020. The warrants may be called by the Company any time after July 6, 2018 with 30 days notice at a price of $0.05 per warrant.

c) On July 16, 2017, the Company issued 100,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.25 per unit for cash proceeds of $25,000. Each warrant entitles the holder to purchase one share of common stock at $0.25. The warrants are exercisable before July 16, 2020. The warrants may be called by the Company any time after July 16, 2018 with 30 days notice at a price of $0.05 per warrant.

d) On July 17, 2017, the Company issued 290,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.25 per unit for cash proceeds of $72,500. Each warrant entitles the holder to purchase one share of common stock at $0.25. The warrants are exercisable before July 17, 2020. The warrants may be called by the Company any time after July 17, 2018 with 30 days notice at a price of $0.05 per warrant.

e) On July 19, 2017, the Company issued 200,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15 per unit to an arm’s length consultant in exchange for services of $30,000. Each warrant entitles the holder to purchase one share of common stock at $0.15. The warrants are exercisable before July 19, 2020. The warrants may be called by the Company any time after July 19, 2018 with 30 days notice at a price of $0.05 per warrant.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

f) On July 20, 2017, the Company issued 100,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.25 per unit for cash proceeds of $25,000. Each warrant entitles the holder to purchase one share of common stock at $0.25. The warrants are exercisable before July 19, 2020. The warrants may be called by the issuer any time after July 20, 2018 with 30 days notice at a price of $0.05 per warrant.

g) On July 24, 2017, the Company issued 5,000 units of one share of common stock and one warrant to purchase one share of common stock at a price of $0.50 per unit for cash proceeds of $2,500. Each warrant entitles the holder to purchase one share of common stock at $2.00. The warrants are exercisable before July 24, 2018.

h) On August 8, 2017, the Company issued 10,000 units of one share of common stock and one warrant to purchase one share of common stock at a price of $1.25 per unit for cash proceeds of $12,500. Each warrant entitles the holder to purchase one share of common stock at $2.00. The warrants are exercisable before February 8, 2019.

i) On August 27, 2017, the Company issued 300,000 shares of common stock at $0.25 per share for cash proceeds of $75,000.

j) On December 7, 2017, the Company issued 20,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $1.25 per unit for cash proceeds of $25,000. Each warrant entitles the holder to purchase one share of common stock at $4.00. The warrants are exercisable before March 6, 2019.

k) On December 21, 2017, the Company issued 156,667 shares of common stock upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 shares of common stock were held back by the Company as consideration for the exercise.

l) On December 26, 2017, the Company issued 101,000 shares of common stock at $0.15 per share upon the exercise of 101,000 warrants.

m) On December 27, 2017, the Company issued 44,800 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $1.25 per unit for cash proceeds of $56,000. Each warrant entitles the holder to purchase one share of common stock at $4.00. The warrants are exercisable before March 30, 2019.

n) On December 29, 2017, the Company issued 4,000 units at a price of $1.25 per unit for cash proceeds of $5,000. Each unit consists of one share of common stock, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one share of common stock at $2.00. Each piggyback warrant entitles the holder to purchase one share of common stock at $4.00. The warrant is exercisable before December 24, 2018 and the piggyback warrant is exercisable before December 24, 2019.

o) On December 29, 2017, the Company issued 16,000 units at $1.25 per unit for cash proceeds of $20,000. Each unit consists of one share of common stock, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one share of common stock at $2.00. Each piggyback warrant entitles the holder to purchase one share of common stock at $4.00. The warrant is exercisable before December 28, 2018 and the piggyback warrant is exercisable before December 28, 2019.

p) On October 17, 2017, the Company issued 66,667 shares of common stock at $0.15 per share upon the exercise of 66,667 warrants.

q) On October 31, 2017, the Company issued 315,500 shares of common stock at $0.15 per share upon the exercise of 315,500 warrants.

r) On November 7, 2017, the Company issued 15,500 shares of common stock at $0.25 per share for cash proceeds of $3,875.

s) On March 2, 2018, the Company issued 120,000 shares of common stock at $0.75 per share to an arm’s length consultant for marketing services provided, of which $42,557 is reflected as a prepaid expense at December 31, 2018 (June 30, 2018 - $84,706). The share value was based on the quoted value of the stock at the time of issue.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

t) On April 4, 2018, the Company issued 16,000 shares of common stock at $0.25 per share upon the exercise of 16,000 warrants.

u) On April 26, 2018, the Company issued 100,000 shares of common stock at $0.20 per share for cash proceeds of $20,000.

v) On April 26, 2018, the Company issued 166,667 shares of common stock at $0.20 per share for cash proceeds of $33,333.

w) On May 21, 2018, the Company issued 170,000 shares of common stock at $0.15 per share upon the exercise of 170,000 warrants.

x) On June 11, 2018, the Company issued 250,000 shares of common stock at $1.00 per share to an arm’s length consultant for referral services of which, $Nil is reflected as a prepaid expense as of December 31, 3018 (June 30, 3018 - $185,625). The share value was based on the quoted value of the stock at the time of issue.

y) On June 18, 2018, the Company issued 25,000 shares of common stock at $0.20 per share for cash proceeds of $5,000.

z) On June 20, 2018, the Company issued 20,000 shares of common stock at $0.80 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

aa) On July 26, 2018, the Company issued 360,000 shares of common stock at $0.15 per share upon the exercise of 360,000 warrants. As of June 30, 2018, 193,333 of the warrants exercised had been reflected as shares to be issued.

bb) On July 26, 2018, the Company issued 15,000 shares of common stock at $0.80 per share in exchange for services of $12,000 to a consultant for advisory services provided.

cc) On July 26, 2018, the Company issued 206,667 shares of common stock at $0.15 per share. As of June 30, 2018, this had been reflected as shares to be issued.

dd) On July 31, 2018, the Company issued 150,000 shares of common stock to a consultant at $0.85 per share for advisory services of $127,500 pursuant to an agreement dated June 19, 2018. As of June 30, 2018, this had been reflected as shares to be issued.

ee) On August 3, 2018, the Company issued 333,333 shares of common stock at $0.15 per share upon the exercise of 333,333 warrants.

ff) On August 16, 2018, the Company issued 1,566,667 shares of common stock at $0.15 per share upon the exercise of 1,566,667 warrants. As of June 30, 2018, 1,266,667 of the warrants exercised had been reflected as shares to be issued.

gg) On August 27, 2018, the Company issued 100,000 shares of common stock at $0.15 per share for exercise of warrants.

hh) On September 5, 2018, the Company issued 66,667 shares of common stock at $0.15 per share upon the exercise of 66,667 warrants.

ii) On September 6, 2018, the Company issued 300,000 shares of common stock at $0.25 per share upon the exercise of 300,000 warrants.

jj) On September 6, 2018, the Company issued 200,000 shares of common stock at $0.15 per share upon the exercise of 200,000 warrants.

(kk) On October 4, 2018, the Company issued 15,000 shares of common stock at $0.70 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

(ll) On October 12, 2018, the Company issued 100,000 shares of common stock at $0.62 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

(mm) On October 24, 2018, the Company issued 263,525 shares of common stock at $0.15 per share upon the exercise of 263,525 warrants.

(nn) On December 18, 2018, the Company issued 20,000 shares of common stock at $0.80 per share to to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

(oo) On March 1, 2019, the Company issued 100,000 shares of common stock at $0.60 per share to an Officer of the Company as was provided for according to his employment agreement signed in November 2018. The share value was based on the quoted value of the stock at the time of signing the agreement.

11.	Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding, June 30, 2018	9,866,338	$0.21	2.60 years	$6,064,913
Issued	733,333	$0.75	4.75 years	$0.00
Issued	3,666,666	$0.75	2.67 years	$0.00
Exercised	(3,190,192)	$0.15
Expired	(199,467)
Outstanding and Exercisable, March 31, 2019	10,876,678	$0.40	2.40 years	$1,692,205

The intrinsic value of the warrants exercised during the nine months ended March 31, 2019 was $1,274,000. The intrinsic value of the 639,834 warrants exercised during the nine months ended March 31, 2018 was $1,447,468.

As at March 31, 2019, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price $
September 2019	20,000	4.00
December 2019	66,680	0.15
February 2020	350,000	0.15
March 2020	1,216,666	0.15
June 2020	450,000	0.15
July 2020	700,000	0.15
August 2020	900,000	0.15
September 2020	40,000	0.25
November 2021	3,666,666	0.75
September 2020	2,733,333	0.15
December 2023	733,333	0.75
	10,876,678	0.40

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

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

A summary of the Company’s stock option activity is as follows:

	Number of options	Weighted average exercise price $
Outstanding, June 30, 2018	819,120	0.70
Cancelled	(190,000)	0.70

Outstanding, March 31, 2019	629,120	0.70

On October 12, 2018, the Company cancelled 120,000 options that were granted to a consultant of the Company.

On October 31, 2018, the Company cancelled 70,000 options that were granted to a consultant of the Company.

As at December 31, 2018, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price $

September 2020	50,000	25,000	0.70
August 2023	579,120	270,258	0.70
	629,120	295,258	0.70

As at March 31, 2019, the weighted average remaining life of the options was 4.10 years.

During the nine months ended March 31, 2019, the Company recorded stock-based compensation expense of $328,959(March 31, 2018 - $836,278) which has been recorded as stock based compensation in the statements of operations. As of March 31, 2019, there was $139,294 of unrecognized expense related to non-vested stock-based compensation arrangements (June 30, 2018 - $347,952).

The following table provides the details of the total stock-based payments expense during the nine months ended March 31, 2019 and 2018:

	2019	2018

Employees and directors stock-based payments	$328,959	$836,278
Non-employee awards	-	-
Total	$328,959	$836,278

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

13.	Segmented Information

The following tables summarizes financial information by geographic segment.

Nine months ended March 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	-	37,172	8,182	6,346,710	6,392,064

Nine months ended March 31, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Net loss	683,064	105,930	26,595	1,271,886	2,087,475

As at March 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Assets	571,796	8,283	807	131,213	712,099

As at March 31, 2018:

	Antigua	Malta	Curacao	U.S.	Total
	$	$	$	$	$
Assets	183,650	9,639	1,153	415,243	609,685

14.	Subsequent Events

On April 7, 2019, we entered into a software transfer agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000, the consummation of which is contingent upon either the Company’s completion of a (i) any private placement offerings or registered public offerings pursuant to which the Company received proceeds in excess of $6,000,000 or (ii) any private or public offerings in connection with the listing of the Company’s securities on a national securities exchange (“Qualified Offering”). If the Company does not complete a Qualified Offering within six months of the execution date of the transfer agreement, such agreement becomes void and the Company and Swiss Interactive are required to continue to abide by the terms of the existing agreement on the Licensed Software.

On December 19, 2018, Mr. Bryan Whatley, filed the first amended complaint against the Company in the United States District Court in the District of Nevada for breach of contract in connection with its acting as a finder to assist the Company in finding potential investors. In their complaint, they sought damages in excess of $85,000 plus warrants to purchase shares of the Company’s common stock. The Company filed an answer to the first amended complaint denying the existence of a contract between the Company and Mr. Whatley, among other things. Management believes this claim to be without merit as it is management’s position that there was no contract. We plan to continue to vigorously defend the Company against this claim. The deadline for Mr. Whatley to respond to the Company’s answer was April 12, 2019, and no such response was filed. On April 23, 2019, the Company filed a motion to dismiss with the United States District Court of the State of Nevada. We are currently awaiting for the court decision on the dismissal request.

On April 22, 2019, Esports Entertainment Group, Inc. (the “Company”) held a special meeting of shareholders (the “Special Meeting”). The shareholders of the Company approved the Ratification of Authorized Share Increase and Issuances, the Ratification of the Name Changes, the Adoption of the 2017 Plan and the Adoption of Amended and Restated Articles.

Esports Entertainment Group, Inc.

Notes to the Condensed Interim Consolidated Financial Statements

March 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

On May 2, 2019, the Company filed a Registration Statement on Form S-1 with the Securities Exchange Commission.

f) On December 11, 2017, the Company appointed Michał Kozłowski as Vice President of Finance. Mr. Kozłowski was paid 20,000 Polish Zloty ($5,311) per month before March 15, 2018 and 25,000 Polish Zloty ($6,638) per month after March 15, 2018. The Company owed $Nil to Mr. Kozłowski as of March 31, 2019 (June 30, 2018 - $Nil). During the nine months ended March 31, 2019, the Company incurred salary of $41,015 (March 31, 2018 - $Nil) to the Vice President of Accounting. During the 2018 fiscal year, the Company issued 80,000 stock options to Mr. Kozlowski and recorded stock-based compensation for nine months ended March 31, 2019 of $19,431 (March 31, 2018 - $Nil). Mr. Kozlowski was released from his duties in March 2019.

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

We were incorporated in Nevada on July 22, 2008. Our company was engaged in a number of different enterprises up until May 20, 2013, when, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of H&H Arizona in exchange for 50,000,000 shares of our common stock. From May 2013 until August 2018, our operations were limited to designing, developing and testing our wagering systems. We launched our online esports wagering website (www.vie.gg) in August 2018. We believe we are currently the only online gambling company focused on esports to offer bet exchange style wagering, PvP betting, on professional esports events.

Esports is video games played competitively for spectators, typically by professional gamers. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. A well-known example of an Esport game is Call of Duty. Currently, however, the three largest selling esports games are Dota 2, League of Legends (both multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the on the Sony PlayStation, Microsoft Xbox and WII (Nintendo), and Halo (343 Industries). Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including, twitch.tv, azubu.tv, ustream.tv and youtube.com.

According to Newzoo, a global leader in esports, games and mobile intelligence, the total global esports audience will reach 453.8 million in 2019. Esports Enthusiasts, which are people who watch professional esports content at least once a month, will make up 201.2 million of the total up from 143.2 million in 2017, with a projected compound annual growth rate CAGR (2017-2022) of +15.7% to reach almost 297 million in 2022. The number of occasional esports viewers, (people who watch professional esports content less than once a month), is expected to reach 252.6 million in 2019, up from 221.6 million in 2018, and is projected to grow with a CAGR of +12.6% to surpass 347 million in 2022. The number of people who are aware of esports worldwide is expected to reach 1.8 billion in 2019, up from 1.6 billion in 2018. China is expected to contribute most to global esports awareness, with 500.2 million people aware of esports in 2019. The increasing prominence of esports as a mainstream entertainment industry is driving the growth in awareness in most regions. Audience and awareness growth in the emerging regions of Latin America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. The rise of new franchises, such as PLAYERUNKNOWN’S BATTLEGROUNDS or PubG, is an important global growth factor. The influx of millennials should further drive the growth of the industry’s audience.

In 2018, there were 737 major events that together generated $54.7 million in ticket revenues, down from $58.9 million in 2017 while in 2017 there were 588 major esports events. The total prize money of all esports events held in 2017 reached $112 million, breaking the $100 million mark for the first year. Total prize money in 2018 reached $150.8 million, an increase from 2017’s $112 million. The League of Legends World Championship was 2018’s biggest tournament by live viewership hours on Twitch, with 53.8 million hours. It also produced $1.9 million in ticket revenues. The Overwatch League was the most-watched league by live viewership hours on Twitch, generating 79.5 million hours.

Forbes magazine projects fans of esports will wager $23 billion on professional esports events by 2020 and that in 2019, $897.2 million in revenues, or 82% of the total market, will come from brand investments (media rights, advertising, and sponsorship). This will increase to $1.5 billion by 2022, making up 87% of total esports revenues.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming over the last few years. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums (which are often sold out), and by online viewers (which regularly exceed 1,000,000 viewers for major tournaments). The impact has been so significant, that many video game developers now build features into their games designed to facilitate competition.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Material changes in line items in our Statement of Operations for the nine months ended March 31, 2019 as compared to the same period last year, are discussed below:

Revenue and Expenses

Our operating expenses are classified into several categories:

●	Directors Compensation

●	Consulting Fees

●	Professional Fees

●	General and Administrative Expenses

●	Stock Based Compensation

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018
	$	$	$	$

Directors’ compensation	37,605	32,926	72,066	98,242
Consulting Fees	105,587	326,340	847,903	659,092
General and administrative	423,248	41,956	1,011,416	367,303
Professional fees	65,657	39,768	248,963	103,734
Stock based compensation	153,335	357,130	328,959	836,278

Total operating expenses	785,331	798,120	2,509,307	2,064,649

Other expenses
Interest expense	-	-	(4,632,181)	-
Amortization expense	(158,638)	-	(1,176,324)	-
Change in fair value of derivative liabilities	2,107,748	-	1,925,748	-
Foreign Exchange Loss	-	(164)	-	(212)
Asset Write-off	-	(22,614)	-	(22,614)

Net income (loss) and comprehensive income (loss)	1,163,779	(820,570)	(6,392,064)	(2,087,475)

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company. These amounted to $37,605 for the three months ended March 31, 2019, 32,926 for the three months ended March 31, 2018. The increase of $4,679 in director’s compensation period over period is attributable primarily to the addition of a new director, A. Alden in 2019 Q3 and no stock options being granted since the three months ended September 30, 2018. These amounted to $72,066 for the nine months ended March 31, 2019, $98,242 for the nine months ended March 31, 2018. The decrease of $26,176 in director’s compensation period over period is attributable primarily to a reallocation of 2018 fees during the 2018 annual audit and no stock options being granted in the six months since September 30, 2018.

Consulting fees amounted to $105,587 for the three months ended March 31, 2019, $326,340 for the three months ended March 31, 2018. The decrease of $220,753 in the three months in consulting fees period over period is attributable primarily to reduced fees of outside services to support the preparation of SEC filings   and financing fees related to the convertible debt issuance in the three months ended December 31, 2018. Consulting Fees amounted to $847,903 for the nine months ended March 31, 2019, and $659,092 for the nine months ended March 31, 2018. The increase of $188,811 in consulting fees over the prior period is attributed primarily to additional costs associated with the preparation of the Form S-1 filing in May 2019 and financing fees related to the convertible debt issuance in the nine months ended March 31, 2019.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $65,657 for the three months ended March 31, 2019, $39,768 for the three months ended March 31, 2018. The increase of $25,889 in professional fees period over period is attributable primarily to increases in accounting and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”).   These amounted to $248,963 for the nine months ended March 31, 2019, and $103,734 for the nine months ended March 31, 2018. The increase of $145,229 in the nine months in professional fees period over period is attributable primarily to increases in accounting, legal and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”) in the nine months ended March 31, 2019.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. These amounted to $423,248   for the three months ended March 31, 2019, $41,956 for the three months ended March 31, 2018. The increase of $381,292 during the quarter in 2019 versus 2018 is attributable primarily to increased business development activities combined with and the conversion of consultants to personnel. These amounted to $1,011,416 for the nine months ended March 31, 2019, and $367,303 for the nine months ended March 31, 2018, respectively. The increase of $644,113 in 2019 versus 2018 is attributable to increased business development activities and the conversion of consultants to personnel since March 31, 2018.

Stock based compensation refers to shares and stock options issued to employees and consultants as part of the compensation package. These amounted to $153,335 for the three months ended March 31, 2019 and $357,130 for the three months ended March 31, 2018. The decrease of $203,795 in 2019 versus 2018 is attributable to the higher level of shares issued in the period ending March 31, 2018 as part of employment compensation. These amounted to $328,959 for the nine months ended March 31, 2019 and $836,278 for the nine months ended March 31, 2018. The decrease of $507,319, in 2019 versus 2018 is attributable to the increased issuance of shares as part of employment compensation in 2018 and the recognition of equity issued for services during the same 2019 period.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended March 31, 2019 and 2018 are shown below:

	2019	2018
Cash used in operating activities	$(1,474,991)	$(1,138,743)
Cash used in investing activities	(144,213)	(80,816)
Cash provided by financing activities	1,947,199	736,239

Our projected capital requirements during the next 18 months are as follows:

Project	Estimated Cost
Launch our skill-based video game tournaments for play on mobile devices	$500,000
Launch our skill-based video game tournaments for play on PCs and video game consoles	$1,000,000
Obtain online gaming license from, and establish operations in, Malta	$1,000,000
Obtain online gaming license from, and establish operations in, an Asian country to be selected by us.	$500,000
Market our online betting services	$5,000,000

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

Management identified the following four material weaknesses that have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. Our documentation with respect to our internal control policies and procedures is not adequate. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2019. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

The Company plans to initiate a program to address the above weakness. While segregation of duties is very difficult in a smaller company. The Company has an internal policy that all major expenditures must be approved by a majority of the Board of Directors. In addition, the Company has constituted an Audit Committee, consisting of two non-management directors with an Independent Director as the Chair.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business.

In September 2018, Boustead Securities, LLC (“Boustead”) notified us via letter of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of our common stock as compensation for their acting as the placement agent for the sale of our securities between June 2017 and 2018. This matter was then brought to JAMS pursuant to an arbitration clause in the placement agent agreement entered into by the Company and Boustead. It is our position that we have paid Boustead in full for the services it provided to us. We have denied that we owe Boustead any additional cash or warrants and have filed motions to dismiss these claims as well as filed counterclaims against Boustead. We plan to continue to vigorously defend the Company against these claims.

The JAMS arbitration is scheduled for the end of January 2020.

On December 19, 2018, Mr. Bryan Whatley, filed the first amended complaint against the Company in the United States District Court in the District of Nevada for breach of contract in connection with its acting as a finder to assist the Company in finding potential investors. In their complaint, they sought damages in excess of $85,000 plus warrants to purchase shares of the Company’s common stock. The Company filed an answer to the first amended complaint denying the existence of a contract between the Company and Mr. Whatley, among other things. Management believes this claim to be without merit as it is management’s position that there was no contract. We plan to continue to vigorously defend the Company against this claim. The deadline for Mr. Whatley to respond to the Company’s answer was April 12, 2019, and no such response was filed. On April 23, 2019, the Company filed a motion to dismiss with the United States District Court of the State of Nevada. We are currently awaiting for the court decision on the dismissal request.

With the exception of the foregoing, we are not involved in any material disputes and do not have any material litigation matters.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement on Form S-1, filed with the SEC on May 2, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities that have not been previously disclosed in a Current Report on Form 8-K since the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 7, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On March 5, 2019, the Company’s Board of Directors unanimously adopted the Amended and Restated By-Laws of Esports Entertainment Group, Inc. (the “Bylaws”), a copy of which is attached to Exhibit 3.2 to the Company’s registration Statement on Form S-1 filed with the SEC on May 2, 2019, and incorporated by reference herein. The Company’s previous bylaws required a unanimous vote of the shareholders to take any actions which required shareholder consent outside of a meeting. The Bylaws no longer provide for such a vote and also includes provisions allowing us to indemnify our directors, officers and certain other persons in certain circumstances.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws.	S-1	3.2	05/02/2019
10.1	2017 Stock Incentive Plan	S-1	10.1	05/02/2019
10.2**	Employment Agreement with Grant Johnson	S-1	10.10	05/02/2019
10.3**	Employment Agreement with Yan Rozum	S-1	10.11	05/02/2019
10.4**	Employment Agreement with Christopher Malone	S-1	10.12	05/02/2019
10.5	Lease Agreement with Polskie NieruchomoŚci Sp. Z.O.O.	S-1	10.13	05/02/2019
10.6	Lease Agreement with Caribbean Developments (Antigua) Ltd.	S-1			X
10.8	Software Transfer Agreement dated April 7, 2019, by and between Swiss Interactive Software and the Company	S-1	10.16
14.1	Code of Ethics	S-1	14.1	05/02/2019
99.1	Audit Committee Charter	S-1	99.1	05/02/2019
99.2	Compensation Committee Charter	S-1	99.2	05/02/2019
99.3	Nominating Committee Charter	S-1	99.3	05/02/2019
31.1	Rule 13a-14(a) Certification of Principal Executive Officer				X
31.2	Rule 13a-14(a) Certification of Principal Financial Officer				X
32.1*	Section 1350 Certification of Principal Executive Officer				X
32.2*	Section 1350 Certification of Principal Financial Officer				X
101.INS	XBRL Instance.				X
101.XSD	XBRL Schema.				X
101.PRE	XBRL Presentation.				X
101.CAL	XBRL Calculation.				X
101.DEF	XBRL Definition.				X
101.LAB	XBRL Label.				X

*	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not deemed filed for purposes of Section 18 of the Exchange Act.

**	indicates a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of July 2019.

ESPORTS ENTERTAINMENT GROUP, INC.

By:	/s/ Grant Johnson
Grant Johnson, Chief Executive,
Financial and Accounting Officer