Form 10-K
period 2019-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2019-09-30
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 0-54853

ESPORTS ENTERTAINMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

170 Pater House, Psaila Street Birkirkara, Malta, BKR 9077	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (268) 562-9111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $20,558,775 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on September 27, 2019 (which was $0.549 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 27, 2019, there were 87,988,118 shares of common stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Esports Entertainment Group, Inc. (“Esports”) and our wholly owned subsidiaries, Vie Esports Services BV, a Curacao corporation, Esports Services (Antigua) Ltd., an Antigua and Barbuda corporation, Esports Entertainment (Malta) Limited, a Malta corporation, and Esports Services (Malta) Limited, a Malta corporation.

ii

PART I

Item 1. Business

Business Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of March 20, 2019, the three largest selling esports games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and WII (Nintendo). Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

Esports Entertainment Group, Inc. (“Esports,” “EEG,” “we,” “us,” “our,” or the “Company”) operates a licensed online gambling platform focused purely on the esports industry. Utilizing our peer-to-peer wagering system, we offer real money betting exchange style wagering on esports events from around the world in a secure environment. A betting exchange allows players to bet against one another rather than a bookmaker. Players can offer odds to, or request odds from, other players who wish to wager. Where traditional bookmakers risk going head-to-head with gamblers on markets, a betting exchange takes on no risk on the particular outcome of an event. Instead, a betting exchange provides the platform for its customers to match bets against one another and takes a small commission on winnings. Betting exchanges are becoming an increasingly integral part of the global gambling landscape, in many cases enabling customers to obtain better odds, more transparency and an experience that feels intuitively fairer. We believe that we are currently the only online gambling company focused on esports to offer bet exchange style wagering or player versus player (“PvP”) betting, on professional esports events.

At the current time, under the terms of our existing Curacao license, we are currently able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We have applied for a gaming service license from the Malta Gaming Authority. If our application is approved and a license is issued, we expect that residents in a number of European Union member states will be able to place bets on our website. We are also able to accept payments from additional third party payment providers. Money Matrix, a licensed regulated financial institution and our third party payment platform, updates the jurisdictions we are able to accept bets from on a real time basis as these changes occur. When customers open an account on our website, they are required to make a deposit and Money Matrix displays a list of payment options available to that person based on the jurisdiction they are located in. It is expected that if and when we acquire additional gaming licenses, additional payment options will become available to us and we will be able to accept bets in additional jurisdictions. Money Matrix automatically updates our website with additional payment options as they negotiate with various payment providers.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming. The advent of online streaming has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in-person in stadiums and by online viewers, which regularly exceed 1,000,000 for major tournaments. The impact has been so significant that many video game developers are now building features into their games designed to facilitate competition.

According to Newzoo, a global leader in esports, games and mobile intelligence, it is expected the total global esports audience will reach 453.8 million in 2019. Esports Enthusiasts, which are people who watch professional esports content at least once a month, will make up 201.2 million of the total up from 143.2 million in 2017, with a projected compound annual growth rate (CAGR) of +15.7% (2017-2022) to reach almost 297 million in 2022. The global average revenue per Esports Enthusiast, which includes not only gaming revenue, but also sponsorships, advertising and all other esports related revenues, is projected to be $5.45 in 2019, up 8.9% from $5.00 in 2018. The number of occasional esports viewers (people who watch professional esports content less than once a month) is expected to reach 252.6 million in 2019, up from 221.6 million in 2018, and is projected to grow with a CAGR of +12.6% to surpass 347 million in 2022. The number of people who are aware of esports worldwide is expected to reach 1.8 billion in 2019, up from 1.6 billion in 2018. China is expected to contribute most to global esports awareness, with 500.2 million people aware of esports in 2019. The increasing prominence of esports as a mainstream entertainment industry is driving the growth in awareness in most regions. Audience and awareness growth in the emerging regions of Latin

America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. We believe the rise of new franchises, such as Player Unknown’s Battlegrounds or PubG, is an important global growth factor as the influx of millennials should continue to drive the growth of the industry’s audience.

In 2018, there were 737 major esports events that generated an estimated $54.7 million in ticket revenues, up from $32 million in 2016, but down from 58.9 million in 2017. The total prize money of all esports events held in 2018 reached $150.8 million, after breaking the $100 million mark for the first time in 2017. The League of Legends World Championship was 2018’s biggest tournament by live viewership hours on Twitch, with 53.8 million hours. It also produced $1.9 million in ticket revenues. The Overwatch League was the most-watched league by live viewership hours on Twitch, generating 79.5 million hours.

According to Statista, the amounts wagered on esports betting is expected to grow from $3.15 million in 2015 to $23.5 billion in 2020. Forbes magazine projects fans of eSports will wager $23 billion on professional esports events by 2020. We believe as the size of the market and the number of esports enthusiasts continues to grow, so will the number of esports enthusiasts gambling on the events will also continue to grow, making our platform more in demand.

History

Esports Entertainment Group, Inc. was formed in the State of Nevada on July 22, 2008 under our prior name Virtual Closet, Inc. Virtual Closet, Inc. changed its name to DK Sinopharma, Inc. on June 6, 2010. DK Sinopharma, Inc. changed its name to VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc. Our company was engaged in a number of different enterprises up until May 20, 2013, when, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of H&H Arizona Corporation in exchange for 50,000,000 shares of our common stock. From May 2013 until August 2018, our operations were limited to designing, developing and testing our wagering systems. We launched our online esports wagering website (www.vie.gg) in August 2018.

Competitive Advantages/Operational Strengths

We believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience: Our Board of Directors includes senior managers with extensive experience in online gambling, esports, information technology, compliance, regulation, accounting and finance. Our Officers and Senior Managers include individuals with extensive experience in online gambling, esports, information technology, marketing, business development, payment processing, compliance, regulation, accounting, finance and customer service.

Licensed Technology/IP: We are currently party to an exclusive software licensing agreement for our bet exchange software platform (the “Licensed Software”) with Swiss Interactive Software (GmbH) Switzerland (“Swiss Interactive”), a company controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors. We believe our bet exchange platform provides us with a first mover advantage, as we believe that we are currently the only bet exchange platform in the esports wagering market. Virtually all other companies offering esports wagering are using the “bookie” model whereby the player wagers against the house. Our Licensed Software requires complex code and very skilled development, as opposed to the software used for bookie style wagering which is widely available and easily reproduced. Accordingly, we believe the complexity of our licensed software and bet exchange platform offers a higher barrier to entry than standard wagering platforms.

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

Affiliate Marketing Program: Our affiliate marketing program focuses on professional esports teams and individual social media influencers. As part of our efforts to market our online gaming services, we attempt to enter into “Affiliate Marketing Agreements” with professional esports teams and other influential individuals and groups within esports. As an Affiliate, the esports team will provide their fans with a link to our online gaming website, where the fan, if located in a country which allows the fan to place a bet using our gaming platform, can bet on teams playing in esports tournaments.

For a player placing a bet through the marketing affiliate’s link to our website and provided such player wins the bet, we pay the Affiliate a percentage of the amount we collect from the winning bet. We believe our PvP wagering model allows us to attract and retain affiliate marketing partners who participate directly in the revenues generated by their referrals to our website. In addition, our affiliate marketing partners are paid fees between 25% and 35% of revenues that they generate through their own client base or fan base, depending upon the system they employ. Instead of the Company incurring significant costs related to online advertising, which must be paid for in advance, this system allows us to spend less resources on advertising directly because our affiliate partners market to their own client or fan bases for us. Because our affiliate marketing partners have defined clients and fan bases already interested in esports and or wagering, we believe this program not only affords the Company savings related to marketing expense, but also serves as an avenue for direct or targeted marketing which would presumably lead to increased traffic on our website.

Growth Strategy

In the future, we intend to expand our services to offer players the ability to participate in video game tournaments for cash prizes. We also intend to grow our existing business through the expansion into additional international markets. Lastly, we plan to increase our marketing efforts and upgrade sales and marketing capabilities which should result in further growth.

Future Products and Services:

Online Esports Tournament Play

We intend to offer players from around the world, including the United States (except in 13 states in the US and other jurisdictions outside the US which currently prohibit playing games of skill for cash prizes), the ability to enter and participate in online video game tournaments and win cash prizes. Cash-based tournaments involving games of skill are not considered gambling in most U.S. states because the generally accepted definition of gambling involves three specific things: (1) the award of a prize, (2) paid-in consideration (meaning entrants pay to compete) and (3) an outcome determined on the basis of chance. As a result, games of skill are not generally subject to the same laws and regulations as our esports event wagering service. We expect participants in our tournaments being able to enter and play against each other with prize money distributed to the last remaining competitors. We anticipate collecting a tournament entry fee for our tournaments, as well as a percentage of total winnings that are paid to users (typically 10% of the entry fees) and thus none of our money will be at risk or otherwise dependent on the outcome. We intend to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments.

We intend to develop, license or acquire from a third party an online skill games tournament play platform. Users will be able to enter and participate in tournaments using their PC, game console or mobile device. Players will play against each other in either ring games (i.e., games for cash on a hand-by-hand basis) or in tournaments (i.e., players play against each other for prize money distributed to the last remaining competitors) or variations thereof. We expect to launch online versions of tournament play, initially utilizing simple video games and later more complex video games, under the VIE brand beginning in the second half of 2019.

Live Esports Tournament Play

It is our intention to launch live esport tournament play in the fourth quarter of 2019. This platform would be a secured third party platform for online gamers to set up head-to-head tournaments in one on one or larger groups. Once a tournament has been accepted by two or more members/players, money from player accounts is automatically deposited into a secure escrow account. After the online game has been played, the results have been reported and verified by all players, the winner’s account will automatically be credited. The platform will be set up so players can play in head-to-head matches online only for games of skill, not chance. These games include Madden, FIFA, NBA 2K, Call of Duty, Apex Legends and more. We expect to have a list of available games on our homepage. We expect to continuously add games based on feedback from players. Initially it is our intention to support the following systems: Xbox1, PS4, PC, Xbox 360, PS3, WII & WII U.

International Market Expansion

We have applied for an online gambling license in Malta, established a brick and mortar office there and intend to commence online gambling operations in that jurisdiction in 2019. If we are successful in obtaining this license, we expect that residents of a number of European Union countries being able to place bets on our website. In order to better service the Asian market, we intend to apply for an online gambling license in an Asian jurisdiction and commence online gambling operations in such jurisdiction within the next 12 months. In the future, we may consider obtaining additional country specific gaming licenses should we determine there is sufficient local demand for our services in these markets.

In order to effectively penetrate international markets, we intend to translate our website into several additional languages and offer customer service and technical support in the local language of key markets.

Our Online Wagering Platforms

According to Zion Market Research’s, Online Gambling & Betting Market by Game Form (Poker, Casino, Sports Betting, Bingo, Lottery, Horse Racing Betting, and Others) and by Component (Hardware, Software, and Service): Global Industry Perspective, Comprehensive Analysis and Forecast, 2017 – 2024, the online gambling market represents one of the fastest growing segments of the gambling industry. Zion Market estimates the current size of the global online gambling market is in excess of US$45.8 billion and is projected to reach US$94.4 billion by 2024.

We are currently focused solely on offering online wagering on the widest range of esports events broadcast from around the world. We do not offer online users traditional casino style games such as poker, craps or slots, nor do we offer online wagering on traditional sporting events such as football or soccer.

All persons 18 years and older can presently place bets on our online gambling website at www.vie.gg except for residents of the following countries:

●	United States

●	European Union member countries

●	Turkey

●	Singapore

●	Colombia

We have applied for an online gambling license from the country of Malta in order to allow residents of certain European Union member countries to place bets on our website. If granted, residents of a number of European Union countries would be able to place bets on our website.

Once on our website, a player can place a bet on a team participating in any number of tournaments which are scheduled to be held in the upcoming weeks. This takes place on our betting exchange. A player can either start the bet, using whatever odds are chosen by the player, or accept a bet started by another player. Each bet pertains to a particular game in the tournament. Once the game is over, the winning proceeds, net of our service fee, are electronically transferred to the winning player’s account. For our services, we keep 5.0% to 10.0% of the amount paid to the winning player. We have generated approximately a few hundred thousand dollars of revenue to date, but this amount has not yet been audited by our audit firm.

We also maintain and “how to play” section on the website which provides players with instructional videos walking them through the betting exchange platform as well as other pieces of information that may be beneficial to an unexperienced player or a new user of our website or exchange platform.

Additionally, we maintain a “frequently asked questions” section which provides our customers with the ability to easily navigate general questions relating to the website, personal account information, payment processing, betting rules and procedures as well as tips.

We have agreements with the following third party companies that provide us with certain services that enable our website to function efficiently:

MoneyMatrix. MoneyMatrix provides us with the software we use to receive payments from players. Using MoneyMatrix, a player can select from over 150 payment options (i.e. Skrill, Astropay) to deposit funds with us for use in placing bets.

Partner Matrix Partner Matrix provides us with the software we use to track players placing a bet through an Affiliate’s link to our website.

SportRadar. SportRadar provides our online gaming website with information as to upcoming tournaments, such as the teams participating in those tournaments, the dates and times of specific tournament games and the winners of tournament games.

Money Matrix, Partner Matrix and SportRadar all are paid monthly for their services to the Company.

Swiss Interactive. Our betting platform and source code is licensed from Swiss Interactive, a company controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors. Additionally, Swiss Interactive provides software development and network administration services. We pay Swiss Interactive a percentage on gaming revenues (capped at $300,000 annually) for this license depending on the volume of transactions. Additionally, we paid Swiss Interactive a monthly service fee of $24,500.

Marketing and Sales Initiatives

The Company has sponsorship marketing agreements in place for their website as well a similar agreement with HLTV.org (HLTV) to drive traffic to its website. HLTV is the leading Counter-Strike coverage site in the world with on-site coverage of all major tournaments, they feature, stats, demos, news, results, standings, videos, photos, and more. We pay them it is $6,500 per month for marketing services and betting lists which is the list of events to wager on. In addition, the Company also has an agreement in place with an analytics based company to better identify and source better quality campaigns and selective advertising locations.

We expect to expand into new geographic territories, assuming we obtain licenses to operate in those territories. The need for hands-on implementation in these territories and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative in these respects.

We may accelerate expansion if we find complementary businesses that we are able to acquire in other territories. Our marketing efforts to expand into new territories have included attendance at esports events in addition to personal contact with other market participants.

Esports games are played by professional teams, amateur teams, and individuals. Professional esports teams typically have their own social media presence, with some of the top professional teams having millions of fans who visit the team’s website on a regular basis. A website of a professional esports team usually contains specific information about the team and lists upcoming tournaments or events in which the team will be participating. As part of our efforts to market our online gaming services, we attempt to enter into affiliate marketing agreements with professional esport teams.

As a marketing affiliate, the esports team will provide their fans with a link to our online gaming website, where the fan, if located in a country which allows the fan to place a bet using our gaming platform, can bet on teams playing in esports tournaments. For a player placing a bet through the team’s link to our website (and provided the player won the bet), we pay the Affiliate a percentage of the amount we collect from the winning bet. As of April 29, 2019, we had more than 170 esports teams agreeing to act as our marketing affiliates.

We plan to increase our marketing efforts and awareness of our website and future offerings by:

●	continuing to grow our efforts with our affiliate marketing program with professional esports teams;

●	advertising and sponsoring major professional esports events held in stadiums around the world that are broadcast online to a global audience;

●	utilizing celebrities and social media influencers who have an interest in video games and esports to generate new customers. We intend to increase our efforts in attracting esports players and other celebrities who have an interest in video games and esports to enter into affiliate marketing agreements with the Company;

●	using a multimedia approach focused on acquiring and retaining customers. We intend to utilize multiple electronic social media platforms to promote the Company’s wagering business including, but not limited to, Facebook Twitter, Instagram, Snapchat, Youtube, Twitch, Whatsapp, QQ, WeChat, email and SMS messages and

●	using online advertisements, paid search optimization and various social media campaigns to increase our online presence and drive traffic to our website. We intend to increase our investments in online advertisements, primarily through the purchase of banner advertisements on esports and esports gambling related websites. We also intend to continue to invest in optimizing the Company’s website so it will attain a high ranking under key search words or phrases, such as “esports gambling.”

During the twelve months ended June 30, 2020, we plan to spend approximately $400,000 on marketing.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors. Because many of these competitors focus on delivering one product, as opposed to a full suite of esports and video gambling products and services that we intend to offer, the competitors may offer an equivalent or superior product to that of the Company. We expect the number of companies offering products and services in each market segment to increase. Most of our current competitors, including Unikrn, bet365, William Hill, Betway, and Pinnacle Sports, have far greater resources than we have.

We believe the following differentiates us from our competitors:

●	Peer-to-Peer Wagering Model:

We believe we are the first and only esports-focused online gambling company to offer bet exchange style wagering and pool betting on professional esports events. Our unique peer-to-peer wagering and gaming model allows the users to wager against other users, with no risk on the particular outcome of an event to the Company and a player always wins. The Company’s real-money betting exchange style wagering and pool betting enables us to facilitate wagering on a wide range of professional esports events broadcast online. We believe that our PvP bet exchange platform allows us to offer players the best odds when wagering on esports events.

●	Esports Focused:

We are focused solely on esports gambling and 18+ gaming. We will not offer users traditional casino style games like poker, craps or slots nor do we anticipate offering wagering on traditional sporting events like football or soccer. We are focused solely on delivering the widest selection of content and offering the widest range of esports events all for real-money wagering.

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

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in several states and several more states have enabling legislation pending. We believe that the Supreme Court’s decision will allow our platform to be used in the United States in the future. We plan to explore expansion of our esports online wagering platform into the US market-place at the appropriate time.

Intellectual Property

We have not filed to register any patents, trade names or trademarks in any jurisdictions, but we do intend to file applications to register patents, tradenames or trademarks in the near future.

We are currently party to an exclusive software licensing agreement for our bet exchange software platform (the “Licensed Software”) with Swiss Interactive Software GmbH (“Swiss Interactive”), a company controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors. See “Competitive Advantages/Operational Strengths — Licensed Technology/IP” above.

Recent Developments

On July 17, 2019, the Company and the investors (the “November 2018 Investors”) in its November 2018 private placement offering (the “November 2018 Offering”) of certain Senior Secured Convertible Promissory Notes (each a “November 2018 Note,” collectively, the “November 2018 Notes”) and warrants (the “November 2018 Warrants”) to purchase shares of the Company’s common stock entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the Waiver Agreement, the November 2018 Investors waived the exercise of remedies (the “Waiver”) with regard to certain breaches of agreements between the Company and the November 2018 Investors, including the November 2018 Notes, November 2018 Warrants, and Securities Purchase Agreements (the “November 2018 Purchase Agreements”).

In consideration for the November 2018 Investors entrance into the Waiver Agreements, the Company will (i) increase the principal amount of each November 2018 Note issued in the November 2018 Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”). Additionally, for its role as lead investor and facilitator of the November 2018 Offering and negotiating the terms of the Waiver Agreement, the Company issued to Cavalry Fund I LP warrants to purchase 50,000 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $0.75 per share (the “Cavalry Warrant”).

On August 14, 2019, the Company consummated the initial closing (“Initial Closing”) of a private placement offering (the “Offering”) whereby the Company entered into those certain securities purchase agreement (the “Purchase Agreements”) with four (4) accredited investors (the “Investors”). Pursuant to the Purchase Agreements, the Company issued the Investors those certain convertible promissory notes (each a “Note and together the “Notes”) in the aggregate principal amount of $385,000 (including a 10% original issue discount) and Warrants to purchase 641,667 shares of the Company’s common stock, par value $0.001 per share for aggregate gross proceeds of $350,000.

The Notes accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment (the “Conversion Price”). The Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Notes, upon the closing of a Qualified Offering (as defined therein) converts into shares of the Company’s Common Stock at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Notes contain customary events of default (each an “Event of Default”) and mature on August 14, 2020. If an Event of Default occurs, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Notes.

Pursuant to the Purchase Agreements, each Investor was entitled to 100% Warrant coverage, such that such Investor received the same number of Warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of its Note as of the date of issuance. The Warrants are exercisable at a price of $0.75 per share, subject to adjustment from the date of issuance through August 14, 2022.

Joseph Gunnar & Co., LLC (the “Placement Agent”) acted as placement agent for the Offering and received cash compensation of $22,500 and warrants to purchase 82,500 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment (“Agent Warrants”). The Agent Warrants may be exercised on a “cashless” basis and expire in August 14, 2024.

On August 29, 2019, the Company consummated the second closing (“Second Closing”) of the Offering whereby the Company entered into Purchase Agreements with three (3) Investors. Pursuant to the Purchase Agreements, the Company issued the Investors Notes in the aggregate principal amount of $137,500 (including a 10% original issue discount) and Warrants to purchase 229,167 shares of the Company’s common stock, par value $0.001 per share, for aggregate gross proceeds of $125,000.

The Notes accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment. The Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Notes, upon the closing of a Qualified Offering (as defined therein) converts into shares of the Company’s Common Stock at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Notes contain customary events of default and mature on August 29, 2020. If an Event of Default occurs, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Notes.

Pursuant to the Purchase Agreements, each Investor was entitled to 100% Warrant coverage, such that such Investor received the same number of Warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of its Note as of the date of issuance. The Warrants are exercisable at a price of $0.75 per share, subject to adjustment from the date of issuance through August 29, 2022.

The Placement Agent received cash compensation of $12,500 and Agent Warrants to purchase 45,834 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment. The Agent Warrants may be exercised on a “cashless” basis and expire in August 29, 2024.

Item 1A. Risk Factors.

Risks Related to Our Business

We are a development stage company with a limited operating history.

While we were incorporated under the laws of Nevada in July 2008, we did not begin to engage in our current business until May 2013 and our operations since that time have been mostly limited to designing, developing and testing our wagering systems. Consequently, we are subject to all the risks and uncertainties inherent in a new business and in connection with the development and sale of new products and services. As a result, we still must establish many corporate functions necessary to operate our business, including finalizing our administrative structure, continuing our product development, assessing and expanding our marketing activities, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. You should carefully consider the risks and uncertainties that a company, such as ours, with a limited operating history will face. In particular, you should consider that we cannot provide assurance that we will be able to:

●	successfully implement or execute our current business plan;

●	maintain our management team;

●	raise sufficient funds in the capital markets to effectuate our business plan;

●	attract, enter into or maintain contracts with, and retain customers; and/or

●	compete effectively in the extremely competitive environment in which we operate.

If we cannot successfully accomplish any of the foregoing objectives, our business may not succeed.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or continue as a going concern.

To date, we have not yet recorded revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2018 and 2017. We had no working capital at the end of each of those years. As of June 30, 2019 and 2018, our accumulated deficit was $10,184,187 and $3,802,822, respectively. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty. In order for us to remove substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain necessary debt or equity funding. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and we may have to cease operations. In that event you could lose your entire investment.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern. Our independent registered public accounting firms have included an explanatory paragraph in our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018 stating that our operating losses and limited working capital, raise substantial doubt about our ability to continue as a going concern. To date, it has been necessary to rely upon debt and the sale of our equity securities to sustain operations. Our management anticipates that we will require additional capital to fund ongoing operations.

There can be no guarantee that we will be able to obtain such funds, or obtain them on satisfactory terms, and that such funds would be sufficient. If such additional funding is not obtained, we may be required to scale back or cease operations.

We will require additional financing and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

To date, the Company has relied primarily on equity financing to carry on its business. The Company has limited financial resources, has no operating cash flow and has no assurance that sufficient funding will be available to it to fund its operating expenses and to further develop its business. As of June 30, 2019, we had cash in the amount of $43,412. We expect the net proceeds from future offerings of our common stock to, along with our current cash position, enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Thereafter, unless we achieve profitability, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to then existing shareholders. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to the Company. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of its business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

Risks Related to the Company’s Business

The gaming and interactive entertainment industries are intensely competitive. Esports faces competition from a growing number of companies and, if Esports is unable to compete effectively, its business could be negatively impacted.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with the products of the Company. As some of our competitors have financial resources that are greater than Esports’, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than the Company, which could impact the Company’s ability to win new marketing contracts and renew our existing ones. Furthermore, new competitors may enter the Company’s key market areas. If the Company is unable to obtain significant market presence or if it loses market share to its competitors, the Company’s results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. The Company’s success depends on its ability to develop new products and enhance existing products at prices and on terms that are attractive to its customers.

There has also been consolidation among the Company’s competitors in the esports and gaming industry Such consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive pricing models, gain a larger market share of customers, expand product offerings and broaden their geographic scope of operations.

Risks that impact our customers may impact us.

Because we generate website traffic through our affiliate marketing program, if participants in our affiliate marketing program see a slowdown in business or website traffic it may lead to fewer visitors on our website, which could have an adverse effect on our business.

Because three of our directors and a substantial portion of our assets are located in jurisdictions other than the United States and Canada, you may have no effective recourse against the directors not located in the United States and Canada for misconduct and may not be able to enforce judgment and civil liabilities against these directors.

Three of our directors and a substantial portion of our assets are or may be located in jurisdictions outside the U.S. As a result, a person may not be able to affect service of process within the U.S. on our directors and officers. A person also may not be able to recover against them on judgments of U.S. courts or to obtain original judgments against them in foreign courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.

There is intense competition in the gaming management and gaming products industry which is characterized by dynamic customer demand and rapid technological advances. Today, there are many systems providers in the U.S. and abroad offering casinos and gaming operators “total solution” casino management and table games management systems. As a result, we must continually adapt our approach and our products to meet this demand and match technological advances and if we cannot do so, our business results of operations or financial condition may be adversely impacted. Conversely, the development of new competitive products or the enhancement of existing competitive products in any market in which we operate could have an adverse impact on our business, results of operations or financial condition. If we are unable to remain dynamic in the face of changes in the market, it could have a material adverse effect on our business, results of operations or financial condition.

We are vulnerable to additional or increased taxes and fees.

We believe that the prospect of raising significant additional revenue through taxes and fees is one of the primary reasons that certain jurisdictions permit legalized gaming. As a result, gaming companies are typically subject to significant taxes and fees in addition to the normal federal, state, provincial and local income taxes and such taxes and fees may be increased at any time. From time to time, legislators and officials have proposed changes in tax laws or in the administration of laws affecting the gaming industry. Many states and municipalities, including ones in which we operate, are currently experiencing budgetary pressures that may make it more likely they would seek to impose additional taxes and fees on our operations. It is not possible to determine the likelihood or extent of any such future changes in tax laws or fees, or changes in the administration of such laws; however, if enacted, such changes could have a material adverse impact on our business.

A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

The integrity of the gaming and pari-mutuel (bet exchange and pool style) wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.

The legalization of online real money gaming in the United States and our ability to predict and capitalize on any such legalization may impact our business.

Nevada, Delaware, New Jersey and Pennsylvania have enacted legislation to legalize online real money gaming. In recent years, California, Mississippi, Hawaii, Massachusetts, Iowa, Illinois, New York, Washington D.C. and West Virginia have considered such legislation. If a large number of additional states or the Federal government enact online real money gaming legislation and we are unable to obtain the necessary licenses to operate online real money gaming websites in United States jurisdictions where such games are legalized, our future growth in real money gaming could be materially impaired.

States or the Federal government may legalize online real money gaming in a manner that is unfavorable to us. Several states and the Federal government are considering draft laws that require online casinos to also have a license to operate a brick-and mortar casino, either directly or indirectly through an affiliate. If, like Nevada and New Jersey, state jurisdictions enact legislation legalizing online real money casino gaming subject to this brick-and-mortar requirement, we may be unable to offer online real money gaming in such jurisdictions if we are unable to establish an affiliation with a brick-and-mortar casino in such jurisdiction on acceptable terms.

In the online real money gaming industry, a significant “first mover” advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so (“move first”) could materially impair our ability to grow in the online real money gaming space. We may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions which could have a material adverse impact on our business.

Our business is subject to online security risk, including security breaches, and loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

We receive, process, store and use personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us which could have an adverse impact on our business. In the area of information security and data protection, many states have passed laws requiring notification to customers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these types of laws may increase in the future as a result of changes in interpretation or changes in law. Any failure on our part to comply with these types of laws may subject us to significant liabilities.

Third parties we work with, such as vendors, may violate applicable laws or our policies, and such violations may also put our customers’ information at risk and could in turn have an adverse impact on our business. We are also subject to payment card association rules and obligations under each association’s contracts with payment card processors. Under these rules and obligations, if information is compromised, we could be liable to payment card issuers for the associated expense and penalties. If we fail to follow payment card industry security standards, even if no customer information is compromised, we could incur significant fines or experience a significant increase in payment card transaction costs.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry. Many companies, including ours, have been the targets of such attacks. Any security breach caused by hacking which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our players may harm our reputation and our ability to retain existing players and attract new players.

If unauthorized disclosure of the source code we currently license occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third party vendor; however, such measures cannot provide absolute security.

We are subject to payment-related risks, such as risk associated with the fraudulent use of credit or debit cards which could have adverse effects on our business due to chargebacks from customers

We allow funding and payments to accounts using a variety of methods, including electronic funds transfer (“EFT”), and credit and debit cards. As we continue to introduce new funding or payment options to our players, we may be subject to additional regulatory and compliance requirements. We also may be subject to the risk of fraudulent use of credit or debit cards, or other funding and/or payment options. For certain funding or payment options, including credit and debit cards, we may pay interchange and other fees which may increase over time and, therefore, raise operating costs and reduce profitability. We rely on third parties to provide payment-processing services and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to rules and requirements governing EFT which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees or possibly lose our ability to accept credit or debit cards, or other forms of payment from customers which could have a material adverse impact on our business.

Chargebacks occur when customers seek to void credit card or other payment transactions. Cardholders are intended to be able to reverse card transactions only if there has been unauthorized use of the card or the services contracted for have not been provided. In our business, customers occasionally seek to reverse online gaming losses through chargebacks. We place great emphasis on control procedures to protect from chargebacks; however, these control procedures may not be sufficient to protect us from adverse effects on our business or results of operations.

Our profitability depends upon many factors for which no assurance can be given.

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. We anticipate that we will generate operating income in the next 12 months although no assurance can be given in this regard. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

Future cash flows fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows are expected to be subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales and collection of receivables, customer payment terms and supplier terms and conditions. We expect the net proceeds from future offerings of our common stock to enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, a greater than expected slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

Our business may be materially and adversely affected by increased levels of debt.

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business operations. Other effects of a high level of debt include the following:

●	we may have difficulty borrowing money in the future or accessing sources of funding;

●	we may need to use a large portion of our cash flows from operating activities to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;

●	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; and

●	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products and services, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

Esports’ online offerings are part of new and evolving industries, which presents significant uncertainty and business risks.

The online gaming and interactive entertainment industry, which includes social, casual and mobile gaming and interactive entertainment, is relatively new and continues to evolve. Whether these industries grow and whether Esports’ online business will ultimately succeed, will be affected by, among other things, developments in social networks, mobile platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that the Company is unable to predict and which are beyond the Company’s control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than the Company at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, the Company may become subject to additional compliance-related costs. Consequently, the Company cannot provide assurance that the Company’s online and interactive offerings will grow at the rates expected or be successful in the long term.

Several companies have launched online social casino offerings, and new competitors are likely to continue to emerge, some of which may be operated by social gaming companies with a larger base of existing users, or by casino operators with more experience in operating a casino. If Esports’ products do not obtain popularity or maintain popularity or fail to grow in a manner that meets the Company’s expectations, Esports’ results of operations and financial condition could be harmed.

Esports’ success in the competitive gaming and interactive entertainment industries depends in large part on its ability to develop and manage frequent introductions of innovative products.

The online gaming and interactive entertainment industries are characterized by dynamic customer demand and technological advances, including for land-based and online gaming products. As a result, the Company must continually introduce and successfully market new themes and technologies in order to remain competitive and effectively stimulate customer demand. The process of developing new products and systems is inherently complex and uncertain. It requires accurate anticipation of changing customer needs and end user preferences as well as emerging technological trends. If the Company’s competitors develop new content and technologically innovative products, and Esports fails to keep pace, its business could be adversely affected. Additionally, the introduction of products embodying new technology and the emergence of new industry standards can render the Company’s existing solutions obsolete and unmarketable and can exert price pressures on existing solutions. To remain competitive, the Company must invest resources towards its research and development efforts to introduce new and innovative products with dynamic features to attract new customers and retain existing customers. If the Company fails to accurately anticipate customer needs and end-user preferences through the development of new products and technologies, it could lose business to its competitors, which would adversely affect the Company’s results of operations and financial position.

The Company intends to continue investing resources toward its research and development efforts. There is no assurance that its investments in research and development will lead to successful new technologies or timely new products. If a new product does not gain market acceptance, the Company’s business could be adversely affected. Most directly, if a product is unsuccessful, the Company could incur losses. Additionally, if the Company cannot efficiently adapt its processes and infrastructure to meet the needs of its product innovations, its business could be negatively impacted. There is no certainty that the Company’s new products will attain market acceptance or that its competitors will not more effectively anticipate or respond to changing customer preferences. In addition, any delays by the Company in introducing new products could negatively impact its operating results by providing an opportunity for its competitors to introduce new products and gain market share.

The Company cannot give assurance that it will successfully develop new products or enhance and improve its existing products, that new products and enhanced and improved existing products will achieve market acceptance or that the introduction of new products or enhanced existing products by others will not render the Company’s products obsolete. Dynamic customer demand and technological advances often demand high levels of research and development expenditures in order to meet accelerated product introductions, and the life cycles of certain products may be short, which could adversely affect the Company’s operating results. In some cases, the Company’s new products and solutions may require long development and testing periods and may not be introduced in a timely manner or may not achieve the broad market acceptance necessary to generate significant revenue. The Company’s inability to develop solutions that meet customer needs and compete successfully against competitors’ offerings could have a material adverse effect on the Company’s business, financial condition and results of operations.

Failure to attract, retain and motivate key employees may adversely affect the Company’s ability to compete and the loss of the services of key personnel could have a material adverse effect on Esports’ business.

The Company depends on the services of a few key executive officers. The loss of any of these key persons could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s success is also highly dependent on its continuing ability to identify, hire, train, motivate and retain highly qualified technical, marketing and management personnel. Competition for such personnel can be intense, and the Company cannot provide assurance that it will be able to attract or retain highly qualified technical, marketing and management personnel in the future. Stock options may comprise a significant component of key employee compensation, and if the Company’s Common Share price declines, it may be difficult to retain such individuals. Similarly, changes in the Company’s share price may hinder the Company’s ability to recruit key employees, as they may elect to seek employment with other companies that they believe have better long-term prospects. The Company’s inability to attract and retain the necessary technical, marketing and management personnel may adversely affect its future growth and profitability. The Company’s retention and recruiting may require significant increases in compensation expense, which would adversely affect the Company’s results of operation.

The leadership of Esports’ chief executive officer, Mr. Grant Johnson (“Mr. Johnson”), has been a critical element of the Company’s success. The departure, death or disability of Mr. Johnson or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on the Company’s business. Esports’ other executive officers and other members of senior management have substantial experience and expertise in Esports’ business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect the Company. Esports’ is not protected by key man or similar life insurance covering members of senior management.

Our management team has limited experience managing a public company and regulatory compliance may divert our attention from the day-to-day management of its business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert our attention away from the day-to-day management of our business.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

The Company is a holding company with its only asset being direct and indirect ownership of its operating subsidiaries.

As a holding company, we do not have any material non-financial assets other than our direct and indirect ownership of our operating subsidiaries. We have no independent means of generating revenue. To the extent that we will need funds beyond our own financial resources to pay liabilities or to fund operations, we may have to borrow or otherwise raise funds sufficient to meet these obligations and operate our business and, thus, our liquidity and financial condition could be materially adversely affected.

We currently do not maintain insurance coverage, and any claims against us may result in our incurring substantial costs and a diversion of resources.

We do not currently hold directors and officers liability insurance, although we do expect to obtain coverage at the conclusion of this offering. We do not maintain key-man life insurance on any of our senior management or key personnel, business interruption insurance, employer’s liability insurance or liability insurance. If and when we do obtain insurance coverage, it may be insufficient to cover any claim. Any liability or damage to, or caused by, our facilities or our personnel beyond our insurance coverage may result in our incurring substantial costs and a diversion of resources.

The Company’s business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which it operates.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond the control of the Company. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gambling. As a result, the Company cannot ensure that demand for its products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as gambling. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce the Company’s online games, reducing the Company’s cash flows and revenues. If the Company experiences a significant unexpected decrease in demand for its products, it could incur losses.

Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures which could reduce revenue.

A decline in demand for the Company’s products in the gaming industry could adversely affect its business. Demand for the Company’s products is driven primarily by the replacement of existing services as well as the expansion of existing online gaming, and the expansion of new channels of distribution, such as mobile gaming. Additionally, consolidation within the online gambling market could result in the Company facing competition from larger combined entities, which may benefit from greater resources and economies of scale. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect the Company’s business as these operators might cause a further slowdown in the replacement cycle for the Company’s products.

Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.

From time to time, Esports may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend Esports against claims by third parties, or to enforce any rights that Esports may have against third parties, may be necessary, which could result in substantial costs and diversion of Esports’ resources, causing a material adverse effect on its business, financial condition and results of operations. Aside from the lawsuit referenced herein under the heading “Legal Proceedings”, the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

The Company relies on its internal marketing and branding function, and intends to rely on relationship with ambassadors, distributors, service providers and channel partners to promote its products and generate revenue, and the failure to maintain and develop these relationships could adversely affect the business and financial condition of the Company.

The Company is dependent upon its internal marketing and branding function as well as its ability to establish and develop new relationships and to build relationships with distributors and service providers on which it will rely to promote its current and future products, including online gaming services and live events such as potentially creating and hosting live esports tournaments. The Company cannot provide assurance that it will be successful in maintaining or advancing such internal function or relationship. In addition, the Company cannot provide assurance that its future distributors and service providers will act in a manner that will promote the success of the Company’s products and services. Failure by its internal marketing and branding function or channel partners to promote and support the Company’s products and services or failure by the Company to establish and develop relationships with ambassadors, distributors and service providers, could adversely affect the Company’s business, results of operations and financial condition. Even if the Company is successful in maintaining or advancing such internal function or establishing and developing relationships with distributors or service providers, there is no guarantee that this will result in a growth in revenue.

Moreover, if some of the Company’s competitors offer their products and services to distributors on more favorable terms or have more products or services available to meet their needs, there may be pressure on the Company to reduce the price of its products or services, failing which the Company’s distributors and service providers may stop carrying its products or services or de-emphasize the sale of its products and services in favor of the products and services of competitors.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.

All of the Company’s operations are conducted in foreign jurisdictions including, but not limited to: Curacao, Antigua and Barbuda and Malta. It is expected that the Company will derive more than 95% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labour disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

The Company’s international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with the Company’s operations in a foreign jurisdiction where it conducts its business, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or Canada or enforcing American and Canadian judgments in such other jurisdictions. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, the Company’s activities in foreign jurisdictions could be substantially affected by factors beyond the Company’s control, any of which could have a material adverse effect on it. The Company believes that management’s experience to date in commercializing its products and solutions in Europe and the Caribbean may be of assistance in helping to reduce these risks. Some countries in which the Company may operate may be considered politically and economically unstable.

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management of the Company is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase Esports’ cost of doing business or affect its operations in any area.

Esports may in the future enter into agreements and conduct activities outside of the jurisdictions where it currently carries on business, which expansion may present challenges and risks that Esport has not faced in the past, any of which could adversely affect the results of operations and/or financial condition of Esports.

The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.

The Company expects that it will derive in excess of 95% of its revenues in currencies other than the United States and Canadian dollar; however, a substantial portion of the Company’s operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the Euro and other currencies may have a material adverse effect on the Company’s business, financial condition and operating results. The Company’s consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States and Canadian dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States and Canadian dollar-denominated balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because portions of its revenue and expenses are denominated in currencies other than the United States and Canadian dollar, particularly the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect the Company’s operating results and cash flows and the value of its assets outside of United States and Canada. If a foreign currency is devalued in a jurisdiction in which the Company is paid in such currency, then the Company’s customers may be required to pay higher amounts for the Company’s products, which they may be unable or unwilling to pay.

While the Company may enter into forward currency swaps and other derivative instruments intended to mitigate the foreign currency exchange risk, there can be no assurance the Company will do so or that any instruments that the Company enters into will successfully mitigate such risk. If the Company enters into foreign currency forward or other hedging contracts, the Company would be subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice, and the Company may be unable to take action to protect its exposure. In the event of a counterparty default, the Company could lose the benefit of its hedging contract, which may harm its business and financial condition. In the event that one or more of the Company’s counterparties becomes insolvent or files for bankruptcy, its ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty. The Company expects that it will not be able to hedge all of its exposure to any particular foreign currency, and it may not hedge its exposure at all with respect to certain foreign currencies. Changes in exchange rates and the Company’s limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on the Company’s liquidity and results of operations.

The gaming industry is highly regulated and we must adhere to various regulations and maintain applicable licenses to continue our operations. Failure to abide by regulations or maintain applicable licenses could be disruptive to our business and could adversely affect our operations.

We and our products are subject to extensive regulation under federal, state, local and foreign laws, rules and regulations of the jurisdictions in which we do business and our products are used. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. In sum, we may not be able to obtain or maintain all necessary registrations, licenses, permits or approvals. The licensing process may result in delays or adversely affect our operations and our ability to maintain key personnel, and our efforts to comply with any new licensing regulations will increase our costs.

We may be unable to obtain licenses in new jurisdictions where our customers operate.

We are subject to regulation in any jurisdiction where our customers access our website. To expand into any such jurisdiction we may need to be licensed, or obtain approvals of our products or services. If we do not receive, or receive a revocation of a license in a particular jurisdiction for our products, we would not be able to sell or place our products in that jurisdiction. Any such outcome could materially and adversely affect our results of operations and any growth plans for our business.

Privacy concerns could result in regulatory changes and impose additional costs and liabilities on the Company, limit its use of information, and adversely affect its business.

Personal privacy has become a significant issue in Canada, the United States, Europe, and many other countries in which the Company currently operates and may operate in the future. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on the Company and could limit its use of such information to add value for customers. If the Company were required to change its business activities or revise or eliminate services, or to implement burdensome compliance measures, its business and results of operations could be harmed. In addition, the Company may be subject to fines, penalties, and potential litigation if it fails to comply with applicable privacy regulations, any of which could adversely affect the Company’s business, liquidity and results of operation.

The Company’s results of operations could be affected by natural events in the locations in which it operates or where its customers or suppliers operate.

Esports, its customers, and its suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of Esports’ facilities or the facilities of its customers or suppliers due to a natural disaster could have a material adverse effect on Esports’ revenues and increase its costs and expenses. If there is a natural disaster or other serious disruption at any of Esports’ facilities, it could impair its ability to adequately supply its customers, cause a significant disruption to its operations, cause Esports to incur significant costs to relocate or re-establish these functions and negatively impact its operating results. While Esports intends to seek insurance against certain business interruption risks, such insurance may not adequately compensate Esports for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of Esports’ customers or suppliers may adversely affect its business, results of operations or financial condition.

Risks Related to Regulation

The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict the Company’s business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against Esports, its officers or its employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of its business and its inability to market and sell the Company’s products in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse impact on our business.

The gaming industry is heavily regulated and failure by the Company to comply with applicable requirements could be disruptive to its business and could adversely affect its operations.

The gaming industry is subject to extensive scrutiny and regulation at all levels of government, both domestic and foreign, including but not limited to, federal, state, provincial, local, and in some instances, tribal authorities. While the regulatory requirements vary by jurisdiction, most require:

●	licenses and/or permits;

●	findings of suitability;

●	documentation of qualifications, including evidence of financial stability; and

●	other required approvals for companies who operate in online gaming or manufacture or distribute gaming equipment and services, including but not limited to approvals for new products.

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect the Company’s eligibility for a license in another jurisdiction. The Company may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect its operations. The finding of suitability process may be expensive and time-consuming. The Company’s delay or failure to obtain licenses and approvals in any jurisdiction may prevent it from distributing its solutions and generating revenues. A gaming regulatory body may refuse to issue or renew a registration if the Company, or one of its directors, officers, employees or associates: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets a registration requirement, (iii) has breached or is in breach of a condition of registration or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for registration or in reply to an enquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar registration in another jurisdiction, (vi) has held a similar registration, or license in that province, state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offence, inside or outside of the United States that calls into question the Company’s honesty or integrity or the honesty or integrity of one of its directors, officers, employees or associates.

Additionally, the Company’s services must be approved in some jurisdictions in which they are offered; this process cannot be assured or guaranteed. Obtaining these approvals is a time-consuming process that can be extremely costly. A provider of gaming solutions may pursue corporate regulatory approval with regulators of a particular jurisdiction while it pursues technical regulatory approval for its gaming solutions by that same jurisdiction. It is possible that after incurring significant expenses and dedicating substantial time and effort towards such regulatory approvals, that Esports may not obtain either of them. If the Company fails to obtain the necessary certification, registration, license, approval or finding of suitability in a given jurisdiction, it would likely be prohibited from distributing its services in that particular jurisdiction altogether. If the Company fails to seek, does not receive, or receives a revocation of a license in a particular jurisdiction for its games, hardware or software, then it cannot sell, service or place on a participation or leased basis or license its products in that jurisdiction and its issued licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. The Company may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for the Company’s solutions. If the Company is unable to overcome the barriers to entry, it will materially affect its results of operations and future prospects. To the extent new gaming jurisdictions are established or expanded, the Company cannot guarantee it will be successful in penetrating such new jurisdictions or expanding its business in line with the growth of existing jurisdictions. As the Company enters into new markets, it may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If the Company is unable to effectively develop and operate within these new markets, then its business, operating results and financial condition could be impaired. The Company’s failure to obtain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on its business.

To expand into new jurisdictions, the Company may need to be licensed, obtain approvals of its products and/or seek licensure of its officers, directors, major shareholders, key employees or business partners. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect the Company’s opportunities for growth or delay its ability to recognize revenue from the sale or installation of products in any such jurisdictions.

The Company is subject to regulation affecting Internet gaming which varies from one jurisdiction to another and future legislative and court proceedings pertaining to Internet gaming may have a material impact on the operations and financial results of Esports.

The Company and its licensees are subject to applicable laws in the jurisdictions in which they operate. Some countries have introduced regulations attempting to restrict or prohibit Internet gaming, while others have taken the position that Internet gaming should be regulated and have adopted or are in the process of considering legislation to enable that regulation.

While the U.K. and other European countries and territories such as Malta, Alderney and Gibraltar have currently adopted a regime which permits its licensees to accept wagers from any jurisdiction, other countries, including the United States have, or are in the process of implementing, regimes which permit only the targeting of the domestic market provided a local license is obtained and local taxes accounted for. Other European countries and territories continue to defend a licensing regime that protects monopoly providers and have combined this with an attempt to outlaw all other supplies.

Future legislative and court decisions may have a material impact on the operations and financial results. Therefore, there is a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities incumbent monopoly providers, or private individuals, could be initiated against the Company, Internet service providers, credit card processors, advertisers and others involved in the Internet gaming industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon the Company or its licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on the Company’s business, revenues, operating results and financial condition as well as impact upon the Company’s reputation.

There can be no assurance that legally enforceable prohibiting legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to the Company’s business to legislate or regulate various aspects of the Internet or the online gaming industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on the Company’s business, financial condition and results of operations, either as a result of the Company’s determining that a jurisdiction should be blocked, or because a local license may be costly for the Company or its licensees to obtain and/or such licenses may contain other commercially undesirable conditions. No copyrights have been filed on the source code to date.

The Company may not be able to capitalize on the expansion of online or other forms of interactive gaming or other trends and changes in the gaming industry, including due to laws and regulations governing these industries.

The Company participates in the new and evolving interactive gaming industry through its online, social and mobile products. The Company intends to take advantage of the liberalization of online and mobile gaming, within Canada, the U.S. and internationally; however, expansion of online and mobile gaming involves significant risks and uncertainties, including legal, business and financial risks. The success of online and mobile gaming and the Company’s interactive products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that the Company is unable to predict and are beyond its control. Consequently, the Company’s future operating results relating to its online gaming products and services are difficult to predict, and Esports cannot provide assurance that its products and services will grow at expected rates or be successful in the long term.

Additionally, the Company’s ability to successfully pursue its interactive gaming strategy depends on the laws and regulations relating to wagering through interactive channels. Internationally, laws relating to online gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of online wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. The Company cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder its interactive strategy.

The Company’s ability to operate in its proposed land-based or online jurisdictions or expand in new land-based or online jurisdictions could be adversely affected by new or changing laws or regulations, new interpretations of existing laws or regulations, and difficulties or delays in obtaining or maintaining required licenses or product approvals.

Changes in existing gaming laws or regulations, new interpretations of existing gaming laws or regulations or changes in the manner in which existing laws and regulations are enforced, all with respect to land-based and online gaming activities, may hinder or prevent the Company from continuing to operate in those jurisdictions where it currently carries on business, which would harm its operating results and financial condition. Furthermore, gaming regulatory bodies may from time to time amend the various disclosures and reporting requirements. If the Company fails to comply with any existing or future disclosure or reporting requirements, the regulators may take action against the Company which could ultimately include fines, the conditioning, suspension or revocation of approvals, registrations, permits or licenses and other disciplinary action. It cannot be assured that the Company will be able to adequately adjust to such potential changes. Additionally, evolving laws and regulations regarding data privacy, cyber security and anti-money laundering could adversely impact opportunities for growth in Esports’ online business, and could result in additional compliance-related costs.

Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public’s perception of gaming could affect future legislation in different jurisdictions. Among other things, such a shift could cause jurisdictions to abandon proposals to legalize gaming, thereby limiting the number of new jurisdictions into which the Company could expand. Negative public perception could also lead to new restrictions on or to the prohibition of gaming in jurisdictions in which the Company currently operates.

Regulations that may be adopted with respect to the Internet and electronic commerce may decrease the growth in the use of the Internet and lead to the decrease in the demand for Esports’ products and services.

In addition to regulations pertaining to the gaming industry in general and specifically to online gaming, the Company may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the Internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the Internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet. The adoption of new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for Esports’ products and services, increase Esports’ cost of doing business or could otherwise have a material adverse effect on Esports’ business, revenues, operating results and financial condition.

Esports Entertainment’s shareholders are subject to extensive governmental regulation and if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own the Company’s Common Shares directly or indirectly.

In many jurisdictions, gaming laws can require any of the Company’s shareholders to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any non-voting security or any debt security of any public corporation which is registered with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. A violation of the foregoing may constitute a criminal offence. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licensees in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licensees in other jurisdictions.

Many jurisdictions also require any person who acquires beneficial ownership of more than a certain percentage of voting securities of a gaming company and, in some jurisdictions, non-voting securities, typically 5%, to report the acquisition to gaming authorities, and gaming authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs. Compliance with these laws could increase Esports’ costs and impact the availability of components required to manufacture its products. Violation of these laws may subject Esports to significant fines, penalties or disposal costs, which could negatively impact its results of operations, financial position or cash flows.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products became obsolete due to changes in laws or the regulatory framework.

Legislative or regulatory changes negatively impacting the gaming industry as a whole or our customers in particular could also decrease the demand for our products. Opposition to gaming could result in restrictions or even prohibitions of gaming operations in any jurisdiction or could result in increased taxes on gaming revenues. Tax matters, including changes in state, federal or other tax legislation or assessments by tax authorities could have a negative impact on our business. A reduction in growth of the gaming industry or in the number of gaming jurisdictions or delays in the opening of new or expanded casinos could reduce demand for our products. Changes in current or future laws or regulations or future judicial intervention in any particular jurisdiction may have a material adverse effect on our existing and proposed foreign and domestic operations. Any such adverse change in the legislative or regulatory environment could have a material adverse effect on our business, results of operations or financial condition.

Risks Related to Intellectual Property and Technology

Esports’ intellectual property may be insufficient to properly safeguard its technology and brands.

The Company may apply for patent protection in the United States, Canada, Europe and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and the Company can provide no assurance that any of these patents will be issued at all. If the Company is denied any or all of these patents, it may not be able to successfully prevent its competitors from imitating its solutions or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the Company’s solutions. Even if pending patents are issued to the Company, its intellectual property rights may not be sufficiently comprehensive to prevent its competitors from developing similar competitive products and technologies. The Company’s success may also depend on its ability to obtain trademark protection for the names or symbols under which it markets its products and to obtain copyright protection and patent protection of its proprietary technologies, intellectual property and other game innovations and if the granted patents are challenged, protection may be lost. The Company may not be able to build and maintain goodwill in its trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for Esports or that Esports’ intellectual property will not be successfully challenged or circumvented by competitors.

Computer source codes for technology Esports licenses and expects to own upon completion of this offering, may also receive protection under international copyright laws. As such, EEG, or the party which it licenses the source code from, may need to initiate legal proceedings following such use to obtain orders to prevent further use of the source code.

The Company will also rely on trade secrets, ideas and proprietary know-how. Although the Company generally requires its employees and independent contractors to enter into confidentiality and intellectual property assignment agreements, it cannot be assured that the obligations therein will be maintained and honoured. If these agreements are breached, it is unlikely that the remedies available to the Company will be sufficient to compensate it for the damages suffered. In spite of confidentiality agreements and other methods of protecting trade secrets, the Company’s proprietary information could become known to or independently developed by competitors. If the Company fails to adequately protect its intellectual property and confidential information, its business may be harmed, and its liquidity and results of operations may be materially adversely impacted.

The Company may be subject to claims of intellectual property infringement or invalidity and adverse outcomes of litigation could unfavorably affect its operating results.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and the Company may not be able to detect infringement or misappropriation of its proprietary rights. Although the Company intends to aggressively pursue anyone who is reasonably believed to be infringing upon its intellectual property rights and who poses a significant commercial risk to the business, to protect and enforce its intellectual property rights, initiating and maintaining suits against such third parties will require substantial financial resources. The Company may not have the financial resources to bring such suits, and, if it does bring such suits, it may not prevail. Regardless of the Company’s success in any such actions, the expenses and management distraction involved may have a material adverse effect on its financial position.

A significant portion of the Company’s revenues may be generated from products using certain intellectual property rights, and EEG’s operating results would be negatively impacted if it was unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of the Company’s cyber security efforts.

Further, the Company’s competitors have been granted patents protecting various gaming products and solutions features, including systems, methods and designs. If the Company’s products and solutions employ these processes, or other subject matter that is claimed under its competitors’ patents, or if other companies obtain patents claiming subject matter that the Company uses, those companies may bring infringement actions against it. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which the Company is unaware, which might later result in issued patents that the Company’s products and solutions may infringe. There can be no assurance that the Company’s products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third-party patent. If any of the Company’s products and solutions infringes a valid patent, the Company may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require EEG to pay substantial royalties, which could in turn force EEG to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, the Company may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force the Company to withdraw its product or services from the market.

The Company may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and the Company’s products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, the Company may be required to stop using the infringing intellectual property rights, pay damages and, if it wishes to keep using the third party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require EEG to pay substantial royalties.

It is also possible that the validity of any of EEG’s intellectual property rights might be challenged either in standalone proceedings or as part of infringement claims in the future. There can be no assurance that EEG’s intellectual property rights will withstand an invalidity claim and, if declared invalid, the protection afforded to the product, branding or marketing material will be lost.

Moreover, the future interpretation of intellectual property law regarding the validity of intellectual property by governmental agencies or courts in the United States, Canada, Europe or other jurisdictions in which EEG has rights could negatively affect the validity or enforceability of the Company’s current or future intellectual property. This could have multiple negative impacts including, without limitation, the marketability of, or anticipated revenue from, certain of EEG’s products. Additionally, due to the differences in foreign patent, trademark, copyright and other laws concerning proprietary rights, the Company’s intellectual property may not receive the same degree of protection in foreign countries as it would in the United States, Canada, or Europe. The Company’s failure to possess, obtain or maintain adequate protection of its intellectual property rights for any reason in these jurisdictions could have a material adverse effect on its business, results of operations and financial condition.

Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and the Company may not have the financial and human resources to defend itself against any infringement suits that may be brought against EEG. Litigation can also distract management from day-to-day operations of the business.

In addition, the Company’s business is dependent in part on the intellectual property of third-parties. For example, the Company licenses intellectual property from third parties for use in its gaming products. The future success of the Company may depend upon its ability to obtain licenses to use new and existing intellectual property and its ability to retain or expand existing licenses for certain products. If the Company is unable to obtain new licenses or renew or expand existing licenses, it may be required to discontinue or limit its use of such products that use the licensed marks and its financial condition, operating results or prospects may be harmed.

The failure to enforce and maintain our intellectual property rights could enable others to use trademarks used by our business which could adversely affect the value of the Company.

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. As of the date hereof, we do not have any federally registered trademarks owned by us, but we plan to pursue registered trademarks for our Vie.gg and Esports Entertainment Group. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

Compromises of the Company’s systems or unauthorized access to confidential information or EEG’s customers’ personal information could materially harm EEG’s reputation and business.

EEG collects and stores confidential, personal information relating to its customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, the Company handles, collects and stores personal information in connection with its online gaming products. The Company may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of EEG’s business or for marketing purposes. The Company’s collection and use of personal data is governed by federal, state and provincial laws and regulations as well as the applicable laws and regulations in other countries in which it operates. Privacy law is an area that changes often and varies significantly by jurisdiction. EEG may incur significant costs in order to ensure compliance with the various privacy requirements. In addition, privacy laws and regulations may limit EEG’s ability to market to its customers.

EEG intends to assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. EEG intends to utilize commercially available software and technologies to monitor, assess and secure its network. However, the systems currently intended for transmissions and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not EEG. Although EEG intends to take steps designed to safeguard its customers’ confidential personal information, its network and other systems and those of third parties, such as service providers, could be compromised by a third-party breach of EEG’s system’s security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, EEG’s employees or those employees of a third party. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that EEG is adequately protecting its customers’ information.

Any loss, disclosure or misappropriation of, or access to, customers’ or other proprietary information or other breach of EEG’s information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt EEG’s operations, damage its reputation and expose it to claims from its customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on EEG’s business, revenues, financial conditions and operations.

Service interruptions of Internet service providers could impair the Company’s ability to carry on its business.

Most of the Company’s customers will rely on Internet service providers to allow the Company’s customers and servers to communicate with each other. If Internet service providers experience service interruptions, communications over the Internet may be interrupted and impair the Company’s ability to carry on business. In addition, the Company’s ability to process e-commerce transactions depends on bank processing and credit card systems. In order to prepare for system problems, the Company intends to continuously seek to strengthen and enhance its planned facilities and the capability of its system infrastructure and support. Nevertheless, any system failure as a result of reliance on third parties, including network, software or hardware failure, which causes a delay or interruption in the Company’s online services and products and e-commerce services, could have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

There is a risk that the Company’s network systems will be unable to meet the growing demand for its online products.

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will be able to meet the demand placed on it by the continued growth of the Internet, the overall online gaming and interactive entertainment industry and the Company’s customers.

The Internet’s viability as a medium for products and services offered by the Company could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the Internet as a viable channel.

End-users of the Company’s products and services will depend on Internet service providers and the Company’s system infrastructure for access to the Company’s or its licensees’ products and services. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption.

Systems, network or telecommunications failures or cyber-attacks may disrupt the Company’s business and have an adverse effect on EEG’s results of operations.

Any disruption in the Company’s network or telecommunications services could affect the Company’s ability to operate its games and online offerings, which would result in reduced revenues and customer down time. The Company’s network and databases of business or customer information, including intellectual property, trade secrets, and other proprietary business information and those of third parties EEG utilizes, will be susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, hackers, network penetration, data privacy or security breaches, denial of service attacks and similar events, including inadvertent dissemination of information due to increased use of social media. Despite implementation of network security measures and data protection safeguards by EEG, including a disaster recovery strategy for back office systems, the Company’s servers and computer resources will be vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with the Company’s computer systems, or those of third parties EEG utilizes, in any such event could result in a wide range of negative outcomes, including devaluation of the Company’s intellectual property goodwill and/or brand appeal, increased expenditures on data security, and costly litigation, and can have a material adverse effect on the Company’s business, revenues, reputation, operating results and financial condition.

Risks Related To Our Common Stock

Our officers, directors and founding stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this prospectus, our officers, directors and affiliated stockholders collectively have an approximately 58% beneficial ownership of our company. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

We currently do not intend to pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not expect to declare or pay dividends on our common stock. In addition, in the future we may enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

You may experience dilution of your ownership interest due to the future issuance of additional shares of our common stock.

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. Additionally, the Board of Directors may subsequently approve increases in authorized common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Our amended and restated certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

Our authorized capital includes preferred stock issuable in one or more series. Our board of directors has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

There can be no assurances that our shares and/or warrants will be listed on The NASDAQ Capital Market and, if they are, our shares will be subject to potential delisting if we do not meet or continue to maintain the listing requirements of The NASDAQ Capital Market.

We have applied to list the shares of our common stock on The NASDAQ Capital Market, or NASDAQ. An approval of our listing application by NASDAQ will be subject to, among other things, our fulfilling all of the listing requirements of NASDAQ. In addition, NASDAQ has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

There is currently only a limited public market for our common stock and no public market for our warrants. Failure to develop or maintain a trading market could negatively affect their value and make it difficult or impossible for you to sell your shares.

There is currently only a limited public market for our common stock and no market for our warrants and the public offering price of the units may bear no relationship to the price at which our common stock and warrants will trade after this offering. An active public market for our common stock and/or warrants may not develop or be sustained. Failure to develop or maintain an active trading market could make it difficult for you to sell your shares or warrants without depressing the market price for such securities or recover any part of your investment in us. Even if an active market for our common stock and warrants does develop, the market price of such securities may be highly volatile. In addition to the uncertainties relating to future operating performance and the profitability of operations, factors such as variations in interim financial results or various, as yet unpredictable, factors, many of which are beyond our control, may have a negative effect on the market price of our securities. Further, quotes for shares of our common stock on the OTCQB may not be indicative of the market price on a national securities exchange, such as The NASDAQ Capital Market.

If and when a larger trading market for our securities develops, the market price of such securities is still likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your securities at or above the price at which you acquired them.

The stock market in general and the market for smaller health service companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

●	variations in our revenue and operating expenses;

●	market conditions in our industry and the economy as a whole;

●	actual or expected changes in our growth rates or our competitors’ growth rates;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	developments in the financial markets and worldwide or regional economies;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	announcements by the government relating to regulations that govern our industry;

●	sales of our common stock or other securities by us or in the open market;

●	changes in the market valuations of other comparable companies;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section.

The trading price of our shares might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. Each of these factors, among others, could harm the value of your investment in our securities. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results and financial condition.

Efforts to comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting, and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

If securities or industry analysts do not publish or cease publishing research or reports about us, or publish inaccurate or unfavorable reports about, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock, to some extent, will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors.

We do not have any control over these analysts.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We expect to begin the process of reviewing, documenting and testing our internal control over financial reporting after completion of this offering. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock and warrants.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our certificate of incorporation and bylaws:

●	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

●	provide that vacancies on our Board of Directors, including newly created directorships, may be filled by a majority vote of directors then in office;

●	place restrictive requirements (including advance notification of stockholder nominations and proposals) on how special meetings of stockholders may be called by our stockholders;

●	do not provide stockholders with the ability to cumulate their votes; and

●	provide that our Board of Directors or a majority of our stockholders may amend our bylaws.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and business offices are located at 170 Pater House, Psaila Street, Birkirkara, Malta, BKR 9077 where we sub-lease approximately 150 square feet of property in Birkirkara, Malta.

We have access to office and meeting space for a nominal fee, on an as-used basis, in Willemstad, Curacao.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Venture Market of the OTC Markets Group OTCQB system under the symbol “GMBL”.

As of September 27, 2019, 87,988,118 shares of our common stock were issued and outstanding.

Holders

As of September 27, 2019, there were approximately 96 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC with an address at 18 Lafayette Pl, Woodmere, NY 11598.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2019, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended June 30, 2019, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On July 26, 2018, the Company issued 15,000 shares of common stock to Uptick Capital LLC for services provided.

On July 26, 2018, the Company issued 206,667 shares of common stock to Boustead Securities LLC at $0.15 per share for cash proceeds of $31,000.

On July 26, 2018 the Company issued 193,667 shares of common stock to Boustead Securities LLC at $0.15 per share for cash proceeds of $29,000.

On July 31, 2018, the Company issued 150,000 shares of common stock to Red Chip Companies Inc. for services provided.

On July 31, 2018 the Company issued 100,000 shares of common stock to Marco DiPoce at $0.15 per share for cash proceeds of $15,000.

On August 3, 2018, the Company issued 333,333 shares of common stock to Raymond Chan and Amelia Chan at $0.15 per share upon the exercise of 333,333 warrants for cash proceeds of $50,000.

On August 16, 2018, the Company issued 1,266,667 shares of common stock to Alex Leiter, VG-SPV LLC and Ryan Brown at $0.15 per share upon the exercise of 1,266,667 warrants for cash proceeds of $235,000.

On August 27, 2018, the Company issued 100,000 shares of common stock to Layvaty Corp. at $0.15 per share for exercise of warrants for cash proceeds of $15,000.

On September 5, 2018, the Company issued 66,667 shares of common stock to Tim Calveley at $0.15 per share upon the exercise of 66,667 warrants for cash proceeds of $10,000.

On September 6, 2018, the Company issued 266,667 shares of common stock to Laura DeFilla, Romper Securities Inc., and George Tsiolis at $0.15 per share upon the exercise of 266,667 warrants for cash proceeds of $40,000.

On September 6, 2018, the Company issued 300,000 shares of common stock to Romper Securities Inc at $0.25 per share upon the exercise of 300,000 warrants for cash proceeds of $75,000.

On October 4, 2018, the Company issued 15,000 shares of common stock to Uptick Capital LLC for services.

On October 12, 2018, the Company issued 100,000 shares of common stock to Magnus Leppaniemi for services.

On October 24, 2018 the Company issued 263,525 shares of common stock to Raymond and Amelia Chan at $0.15 per share upon the exercise of 263,525 warrants for cash proceeds of $39,528.

On December 13, 2018 the Company issued 20,000 shares of common stock to Julian Goffin at $0.80 per share for services.

On February 13, 2019 the Company issued 100,000 shares of common stock to Christopher Malone at $0.60 per share for services.

On April 1, 2019, the Company issued 160,000 shares of common stock, which was recorded as stock-based compensation at $0.62 per share, in an arm’s length transaction to a consult for advisory services provided. The share value was based on the quoted value of the stock at the time of issuance.

On June 18, 2019, the Company issued 200,000 shares of common stock at $0.15 per share upon the exercise of 200,000 warrants.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter, and multiplayer online battle arena games. As of March 20, 2019, the three largest selling esports games are Dota 2, League of Legends (both multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and WII Nintendo systems. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

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

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities, including the sale of securities in this offering. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of June 30, 2019 and June 30, 2018. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this prospectus do not include any adjustments that might result from the outcome of this uncertainty.

In order for us to eliminate substantial doubt about our ability to continue as a going concern, we must achieve profitability, generate positive cash flows from operating activities and obtain the necessary debt or equity funding to meet our projected capital investment requirements. Our management’s plans with respect to this uncertainty consist of raising additional capital by issuing debt or equity securities and increasing the sales of our products and services. If we are successful in completing the offering, we believe the net proceeds of the offering together with anticipated growth of the business will be sufficient to eliminate substantial doubt about our ability to continue as a going concern. There can be no assurance, however, that we will be able to complete the offering, raise sufficient additional capital or that revenues will increase rapidly enough to offset operating losses. If we are unable to increase revenues or obtain additional financing, we will be unable to continue the development of our products and services and may have to cease operations.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the year ended June 30, 2019 as compared to the same period last year, are discussed below.

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018

Revenue and Expenses

Our operating expenses are classified into several categories:

●	Directors Compensation

●	Consulting Fees

●	Professional Fees

●	General and Administrative Expenses

●	Stock Based Compensation

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company. These amounted to $55,000 for the year ended June 30, 2019, compared to 99,509 for the year ended June 30, 2018. The decrease of $44,509 in director’s compensation during the year ended June 30, 2019 is attributable primarily to the change of a board member to an executive officer during the year.

Consulting fees amounted to $790,105 for the year ended June 30, 2019, compared to $967,618 for the year ended June 30, 2018. The decrease of $177,513 in consulting fees during the year ended June 30, 2019 is attributable primarily to reduced fees of outside services to support the preparation of SEC filings combined with the conversion of consultants to personnel.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $343,856 for the year ended June 30, 2019, compared to $211,971 for the year ended June 30, 2018. The increase of $131,885 in professional fees during the year ended June 30, 2019 is attributable primarily to increases in accounting and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”).

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. These amounted to $1,125,651 for the year ended June 30, 2019, compared to $696,543 for the year ended June 30, 2018. The increase of $809,570 in General and Administrative Expenses is attributable primarily to increased business development activities combined with and the conversion of consultants to personnel.

Stock based compensation refers to shares and stock options issued to employees and consultants as part of the compensation package. These amounted to $699,861 for the year ended June 30, 2019, compared to 79,328 for the year ended June 30, 2018. The increase of $620,533 in stock based compensation is primarily attributable to the vesting of options issued in prior years, the amortization of stock based compensation recorded for services rendered in the current year and recorded as a prepaid expense in prior year, and for the issuance of common stock issued for services.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the year ended June 30, 2019 and 2018 are shown below:

	2019	2018
Cash used in operating activities	$(2,020,457)	(1,370,458)
Cash used in investing activities	(12,134)	(80,814)
Cash provided by financing activities	1,975,836	1,005,329

Our projected capital requirements during the next 18 months are as follows:

Project	Estimated Cost
Launch our skill-based video game tournaments for play on mobile devices	$500,000
Launch our skill-based video game tournaments for play on PCs and video game consoles	$1,000,000
Obtain online gaming license from, and establish operations in, Malta	$1,000,000
Obtain online gaming license from, and establish operations in, an Asian country to be selected by us.	$500,000
Market our online betting services	$5,000,000

Our auditor’s report on our June 30, 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business.

Other than the foregoing, we do not know of any trends that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-24, which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Based on the current magnitude of our operations, it is impractical to employ sufficient staff to fully address the separation of duties issue. As the business plan is implemented and additional staff is required, we will be able to and intend to address this identified weakness.

2.	Effective controls over the control environment have not been fully implemented. Specifically, management has not developed and effectively communicated to employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, our Board of Directors has only three independent members. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. As the expansion plans are implemented, we intend to communicate our accounting policies and procedures to our employees.

3.	We do not employ accounting staff with the technical capabilities to identify non-routine complex transactions including transactions which involve issuance of debt and equity.

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of June 30, 2019.

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

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2019. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of September [●], 2019 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Background of Officers and Directors

Name	Age	Position(s)
Grant Johnson	59	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Christopher Malone	57	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Director
John Brackens	39	Chief Information Officer & Chief Technology Officer
David Watt	61	Director
Chul Woong Lim	37	Director
Alan Alden	57	Director

Grant Johnson

Mr. Johnson has been the Chief Executive Officer of the Company since 2013. From 2007 to 2013, Mr. Johnson advised several development stage companies as a sales management and business development consultant. From 2003 to 2007, Mr. Johnson was co-founder, President, Chief Operating Officer and a Director of Swiss Medica Inc., a US publicly listed company which manufactured and sold nutraceutical products online. From 2000 to 2003, Mr. Johnson was founder, President, Chief Executive Officer and a Director of Healthnet International Inc., a US publicly listed company which sold nutraceutical products online. From early 1996 to 1999, Mr. Johnson was Vice President of Starnet Communications International, Inc. and Softec Systems Inc., a market leader in the B2B sector of the online gambling industry. Mr. Johnson obtained his Bachelor of Arts degree in economics and history from the University of Western Ontario in Canada.

Christopher Malone

Mr. Malone has been the Chief Financial Officer since November 2018. He is the founding Director of PrOasis, a professional consulting firm, where he has spent the past 26 years managing the firm which focuses on executive management, corporate finance, strategic planning and governance for major Canadian SME organizations. Mr. Malone currently holds the positions as Chief Financial Officer for an OSC registered Fund Manager and an IIROC registered Broker Dealer member. Mr. Malone currently serves as a Director for the OSC regulated entity. Mr. Malone has extensive listing, regulatory reporting and governance experience with private businesses and public companies on Regulatory organizations and Exchanges in Canada and the United States. Mr. Malone’s experience stems from over 35 years in the Canadian workforce holding senior financial and information technology systems roles in some of Canada’s largest domestic and multi-national organizations. He has held senior level financial executive positions in food processing, telecom, media advertising, document management and financial service organizations.

On September 26, 2019, Mr. Malone was appointed to the board of directors.

Mr. Malone holds a CPA/CMA designation and graduated from the University of Western Ontario with a B.A. in Commerce and Economics.

John Brackens

Mr. Brackens combines over 12 years of experience in information technology senior management following a 4 year career leading customer experience teams. Previously, he had been involved in five organizations within the game industry holding positions including Chief Operating Officer, Treasurer, Foreign Director, and Network Operations Manager. From 2018 through January 2019, Mr. Brackens was the Operations Director for Carte Blanche Entertainment, Inc., an iGaming company. From 2016 to 2017, he was Chief Operating Officer for Sparkjumpers Pte Ltd., a company involved in video game development and eSports tournament events. From January 2014 to January 2016, he was Manager of Network Operations of Activision Blizzard - Demonware an entertainment company that focused on AAA game development. Mr. Brackens studied Electrical Engineering at Arizona State University.

On September 26, 2019, Mr. Brackens was appointed chief technology officer of the Company.

The Board believes that Mr. Brackens’ extensive and directly applicable experience within the information technology and network operations sectors of the video game and gaming industries, in particular, makes him ideally qualified to help lead the Company towards continued growth in these business sectors.

David Watt

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

Chul Woong Lim

Since June 2018 Mr. Lim has been Director of Global Business for Loud Communications based in Seoul, South Korea. Between 2014 and 2018 Mr. Lim was the Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he was responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the eSports World Championship and other international esports tournaments. During 2010, Mr. Lim was Deputy Manager of Sports Marketing with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. Mr. Lim was one of our Directors between January 30, 2015 and October 26, 2016. Mr. Lim received a B.S. in Physical Education from Seoul National University and a Master of Arts in Common Leisure Management from the University of Northern Iowa.

Alan Alden

Mr. Alden has been a specialist in advising remote gaming companies located in Malta since 2000, when he advised the first remote gaming companies as the Senior Manager of Enterprise Risk Services at Deloitte & Touche (Malta). In 2006, Mr. Alden established Kyte Consultants Ltd, a company that specialized in the remote gaming and payment card sectors, to assist companies located in Malta. In 2009, Mr. Alden became a founding director in Contact Advisory Services Ltd, a licensed Company Service Provider (CSP) that offers a complete service to its customers, from company incorporation, to licensing for gaming and financial institutions. Since 2010, Mr. Alden has served as the General Secretary of the Malta Remote Gaming Council. Mr. Alden is a Certified Information Systems Security Professional (“CISSP”) and a Certified Information Systems Auditor (“CISA”). Mr. Alden was also the founding President of the ISACA Malta Chapter between 2005 and 2008. In 2015, Mr. Alden became a Part Time Lecturer on IT Auditing at the University of Malta.

David Watt, Chul Woong Lim and Alan Alden are independent directors as that term is defined in Section 5605(a)(2) of the NASDAQ Stock Market rules.

We believe our directors are qualified to serve for the following reasons:

Name	Reason
Grant Johnson	Experience in online gambling.
Christopher Malone	Experience in financial and information technology systems
David Watt	Experience in finance and accounting.
Chul Woong Lim	Experience with esports.
Alan Alden	Experience advising companies in gaming.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

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

Code of Ethics

A copy of our Code of Business Conduct and Ethics is available without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 170 Pater House, Psaila Street, Birkirkara, Malta, BKR 9077.

Board Composition and Director Independence

Upon the completion of this offering, our Common Stock and warrants are expected to be listed on The NASDAQ Capital Market. Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our board of directors consists of 5 members: The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ Stock Market rules.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that David Watt, Chul Woong Lim and Alan Alden are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee has its own charter, which is available on our website at www.esportsentertainmentgroup.com. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

The members of each committee are Grant Johnson, David Watt and Chul Woong Lim. David Watt and Chul Woong Lim are our independent directors within the meaning of the NASDAQ Stock Market rules.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversee the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

●	selecting and recommending to our board of directors the appointment of an independent registered public accounting firm and overseeing the engagement of such firm;

●	approving the fees to be paid to the independent registered public accounting firm;

●	helping to ensure the independence of the independent registered public accounting firm;

●	overseeing the integrity of our financial statements;

●	preparing an audit committee report as required by the SEC to be included in our annual proxy statement;

●	resolving any disagreements between management and the auditors regarding financial reporting;

●	reviewing with management and the independent auditors any correspondence with regulators and any published reports that raise material issues regarding the Company’s accounting policies;

●	reviewing and approving all related-party transactions; and

●	overseeing compliance with legal and regulatory requirements.

Our board has determined that David Watt is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our Compensation Committee assists the board of directors in the discharge of its responsibilities relating to the compensation of the board of directors and our executive officers.

The Committee’s compensation-related responsibilities include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives with respect to compensation for our Chief Executive Officer;

●	reviewing, approving and recommending to our board of directors on an annual basis the evaluation process and compensation structure for our other executive officers;

●	determining the need for and the appropriateness of employment agreements and change in control agreements for each of our executive officers and any other officers recommended by the Chief Executive Officer or board of directors;

●	providing oversight of management’s decisions concerning the performance and compensation of other company officers, employees, consultants and advisors;

●	reviewing our incentive compensation and other equity-based plans and recommending changes in such plans to our board of directors as needed, and exercising all the authority of our board of directors with respect to the administration of such plans;

●	reviewing and recommending to our board of directors the compensation of independent directors, including incentive and equity-based compensation; and

●	selecting, retaining and terminating such compensation consultants, outside counsel or other advisors as it deems necessary or appropriate.

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to recommend to the board nominees for election as directors and persons to be elected to fill any vacancies on the board, develop and recommend a set of corporate governance principles and oversee the performance of the board.

The Committee’s responsibilities include:

●	recommending to the board of directors nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the board;

●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;

●	overseeing the administration of the Company’s code of business conduct and ethics;

●	reviewing with the entire board of directors, on an annual basis, the requisite skills and criteria for board candidates and the composition of the board as a whole;

●	the authority to retain search firms to assist in identifying board candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;

●	recommending to the board of directors on an annual basis the directors to be appointed to each committee of the board of directors;

●	overseeing an annual self-evaluation of the board of directors and its committees to determine whether it and its committees are functioning effectively; and

●	developing and recommending to the board a set of corporate governance guidelines applicable to the Company.

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

Disclosure of Commission Position on Indemnification of Securities Act Liabilities

Our directors and officers are indemnified as provided by the Nevada corporate law and our bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the SEC indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction. We will then be governed by the court’s decision.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time (a);

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary autho4rity over its members or persons associated with a member.

Item 11. Executive Compensation.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2018 and 2017 (collectively, the “Named Executive Officers”) who served in such capacities.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Other Annual Compensation	All Other Compensation(1)	Total
Grant Johnson,	2019	$120,000	—	—	—	—	—	$120,000
CEO and President(2)	2018	$120,000	—	—	—	—	—	$120,000

Yan Rozum,	2019	$75,000	—	—	—	—	—	$75,000
CTO(3)	2018	45,410	—	—	—	—	—	$45,410

Christopher Malone	2019	$49,000	—	61,500	—	—	—	$49,000
CFO(4)	2018	—	—	—	—	—	—	—

(1)	The fair value of options granted computed in accordance with ASC718 on the date of grant.
(2)	Annual salary of $120,000.
(3)	Annual salary of $75,000. Mr. Rozum commenced as the Company’s Chief Technology Officer on November 22, 2017.
(4)	Annual salary of $84,000 with a signing bonus stock award of 100,000 shares of common stock. Commenced as CFO on November 16, 2018.

Employment Agreements

On June 1, 2017, we entered into an Employment Agreement with Grant Johnson to serve as our Chief Executive, President, Financial and Accounting Officer. The agreement provides for an annual salary of $120,000. The Employment Agreement has a term of two years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Johnson. The agreement also provides for an annual bonus of up to 50% of Mr. Grant’s base salary at the Board’s discretion and entitles Mr. Johnson to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under this agreement, if the Company were to terminate Mr. Johnson’s employment without cause, Mr. Johnson would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three months’ base annual salary.

On November 22, 2017, we entered into an Employment Agreement with Yan Rozum to serve as our Chief Technology Officer. The agreement provides for an annual salary of $75,000, increasing to $120,000 starting the month the Company’s stock commences trading on the NASDAQ Stock Exchange. The Employment Agreement has a term of three years and automatically extends for successive one-year periods unless terminated by the Company or Mr. Rozum. The agreement also provides for grants of stock options and bonuses at the Board’s discretion and entitles Mr. Rozum to receive various employee benefits generally made available to other officers and senior managers of the Company.

Under this agreement, if the Company were to terminate Mr. Rozum’s employment without cause, Mr. Rozum would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to three month’s base annual salary. In addition, Mr. Rozum would be entitled to an additional one month’s’ salary for each full year of service pursuant to statutory law of Poland.

On September 19, 2019, Mr. Rozum resigned from his positions as Chief Technology Officer and member of the board of directors, effective immediately.

On November 16, 2018, the Company entered into an employment agreement with Mr. Christopher Malone to serve as the Company’s Chief Financial Officer (the “Malone Employment Agreement”). The term of the Malone Employment Agreement is for one year and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or the Executive gives written notice to the other of the termination of Mr. Malone’s employment hereunder at least 90 days prior to the expiration of the initial term or additional term of the Malone Employment Agreement. Mr. Malone is to receive an initial base salary of $84,000 per annum, and if the Company were to list on NASDAQ, the base salary would increase to $120,000 per annum. Mr. Malone Executive is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The Malone Employment Agreement may be terminated with or without cause. Upon termination of Mr. Malone’s Term because of disability, the Company shall pay or provide to Mr. Malone (1) any unpaid salary and any accrued vacation through the date of termination; (2) any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which he may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

On May 9, 2019, the Company entered into an employment agreement with Mr. John Brackens to serve as the Company’s Chief Information Officer (the “Brackens Employment Agreement”). he term of the Brackens Employment Agreement is for one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or the Executive gives written notice to the other of the termination of Mr. Bracken’s employment hereunder at least 30 days prior to the expiration of the Initial Term or Additional Term of the Brackens Employment Agreement. Mr. Brackens is to receive an initial base salary of $120,000 per annum, and if the Company were to complete a financing in excess of $5,000,000, the base salary would increase to $144,000 per annum. Mr. Brackens is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The Brackens Employment Agreement may be terminated with or without cause. The Company can terminate Mr. Brackens without cause at any time during the first ninety (90) days of the Initial Term of the Brackens Employment Agreement. Upon termination of Mr. Brackens because of disability, the Company shall pay or provide to Mr. Brackens (1) any unpaid salary and any accrued vacation through the date of termination; (2) any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which he may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

Outstanding Equity Awards at June 30, 2019

The following table summarizes the outstanding equity award holdings held by our named executive officers at June 30, 2019.

Name	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
David Watt	20,000	$0.70	8-1-23
Yan Rozum	75,000	$0.70	8-1-23
Chul Wong Lim	20,000	$0.70	8-1-23

Stock Incentive Plan

We have a Stock Incentive Plan (the “Plan”) which authorizes the issuance of up to 2,500,000 shares of common stock pursuant to options or shares of common stock granted pursuant to the Plan. The terms and conditions of any options granted, and the terms and conditions of any stock issued, including the price of the shares of common stock issuable on the exercise of options, are governed by the provisions of the Plan and any agreements with the Plan participants.

The following  lists, as of June 30, 2019 the options and shares granted pursuant to the Stock Incentive Plan. Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plan
Stock Incentive Plan	2,500,000	779,120	-	1,720,880

Pursuant to the Plan, awards may be in the form of Incentive Stock Options, Non-Qualified Sock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees are eligible to be granted Incentive Stock Options pursuant to the Plan as may be determined by our Board of Directors which administers the Plan.

Options granted pursuant to the Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board of Directors, options granted pursuant to the Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plan be exercisable by its terms after the expiration of ten years from the date of grant.

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

In the discretion of the Board of Directors options granted pursuant to the Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

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

Outstanding equity awards held by our officers and directors as of June 30, 2019 are as follows:

Name	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
David Watt	20,000	$0.70	8-1-23
Yan Rozum	75,000	$0.70	8-1-23
Chul Wong Lim	20,000	$0.70	8-1-23

Securities Authorized for Issuance under our Stock Incentive Plan as of June 30, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Stock Incentive Plan	779,120	$0.70	1,720,880

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Directors’ Compensation

The table below shows the compensation paid to our directors during the year ended June 30, 2019. Grant Johnson was not compensated for acting as a director during fiscal 2019 and 2018.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)		Option Awards(2)		Total
David Watt	2019	$25,000	$		$		$25,000
	2018	$25,000		$—		$10,609	$35,609
Chul Woong Lim	2019	$20,000		$—	$		$20,000
	2018	$8,507		$—		$10,609	$19,116
Yan Rozum	2019	$—		$—		$—	$—
	2018	$5,000		$—		$39,784	$44,784
Allan Alden	2019	$10,000		$—		$—	$10,000
	2018	$—		$—		$—	$—
Christopher Malone	2019	$—		$—		$—	$—
	2018	$—		$—		$—	$—

(1)	The fair value of stock issued for services computed in accordance with ASC718 on the date of grant.
(2)	The fair value of options granted computed in accordance with ASC718 on the date of grant

During the year ended June 30, 2018, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our voting shares beneficially owned as of September 26, 2019 and is based on 87,988,118  shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of September 26, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 26, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of September 26, 2019, 2019.

	Shares of Common Stock Beneficially owned
Name and Address of Beneficial Owner	Number	Percent
Grant Johnson(1) 1370 Pilgrims Way Oakville, ON, Canada	50,000,000	56.82%
Christopher Malone(2) 6 Keystone Court Aurora, Ontario Canada L4G 3R3	100,000	*
David Watt(3) Nelson Mandela Dr., Campsite St. John’s, Antigua and Barbuda	49,190	* %
Chul Woong Lim(4) 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	220,000	* %
Alan Alden	—	* %
All Officers and Directors as a group (five persons)	50,369,190	57.25%
Shawn Erickson(5) 122-201 Rua Figueiredo Magnalhaes Rio de Janeiro, RJ, Brazil	9,00,000	10.3%
VG-SPV LLC(6) 50 South Steele, Suite 508 Denver, CO 80209	5,316,667	6.1%
5% Beneficial Shareholders as a Group	15,300,598	16.4%

*	less than 1%
(1)	Second Generation Holdings Trust is a trust controlled by Grant Johnson and currently holds 50,000,000 shares of common stock.
(2)	Includes 100,000 shares of common stock
(3)	Includes 29,190 shares of common stock and 20,000 options to purchase shares of common stock currently exercisable.
(4)	Includes 200,000 shares of common stock and 20,000 options to purchase shares of common stock currently exercisable.
(5)	Includes 9,000,000 shares of common stock.
(6)	VG-SPV, LLC is an entity controlled by First Capital Ventures, LLC and beneficially owns 5,316,667 shares of common stock. Gary Graham is the manager of First Capital Ventures, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction since June 30, 2017 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our Company’s policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

The Company incurs home office expenses allowances of $4,800 per year charged by the President of the Company for use of a home office for him and an employee of the Company. As of June 30, 2019, the Company did not have a balance payable to the President related to rent payments.

Our betting platform and source code is licensed from Swiss Interactive Software (GmbH) Switzerland, a company controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors (“Swiss Interactive”). We pay Swiss Interactive a percentage on gaming revenues up to $300,000 annually for this license depending on the volume of transactions. Additionally, we pay a monthly service fee of $24,500 to Swiss Interactive. During the year ended June 30, 2019, Swiss Interactive charged the Company software consulting fees of $93,625  related to the development of the Company’s online gaming website. The Company owed $93,625 to Swiss Interactive as of June 30, 2019 for expenses, rent, contractors, and office expenses. On April 7, 2019, we entered into a software transfer agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000.

During the year ended June 30, 2019, Ardmore Software SP.Z.O.O. (“Ardmore”), a software development and network administration services company incorporated in Poland and controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors, charged the Company IT consulting fees of $235,662 and $80,054 in rent expense, totaling $315,716. The Company owed Ardmore/Swiss Interactive $9,230 as of June 30, 2019.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2019 and 2018, including review of our interim financial statements were $70,000 and $65,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $34,207 and $5,405 for audit related fees during the fiscal years ended June 30, 2019 and 2018, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $NIL and $NIL for tax and fees during the fiscal years ended December 31, 2019 and 2018.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1

2.	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws.	S-1	3.2	05/02/2019
10.1*	2017 Stock Incentive Plan	S-1	10.1	05/02/2019
10.2	Share Exchange Agreement dated May 20, 2013 between our company, Shawn Erickson, H&H Arizona, Inc., Next Generation Holdings Trust, a Nevis trust, and the Shareholder of H&H Arizona, Inc.	8-K	10.1	08/07/2014
10.3	Convertible Promissory Note with Tangiers Global, LLC dated June 3, 2016	8-K	10.1	06/21/2016
10.4	Form of Securities Purchase Agreement	8-K	10.1	11/15/2018
10.5	Form of Senior Secured Convertible Note	8-K	10.2	11/15/2018
10.6	Form of Warrant	8-K	10.3	11/15/2018
10.7	Form of Security Agreement	8-K	10.4	11/15/2018
10.8	Form of Pledge Agreement	8-K	10.5	11/15/2018
10.9	Form of Subsidiary Guarantee	8-K	10.6	11/15/2018
10.10*	Employment Agreement with Grant Johnson	S-1	10.10	05/02/2019
10.11*	Employment Agreement with Yan Rozum	S-1	10.11	05/02/2019
10.12*	Employment Agreement with Christopher Malone	S-1	10.12	05/02/2019
10.13*	Employment Agreement with John Brackens	8-K	10.1	05/23/2019
10.14	Lease Agreement with Polskie NieruchomoŚci Sp. Z.O.O.	S-1	10.13	05/02/2019
10.15	Form of Convertible Promissory Note	S-1	10.15	05/02/2019
10.16	Software Transfer Agreement dated April 7, 2019, by and between Swiss Interactive Software and the Company	S-1	10.16	05/02/2019
10.17	Form of Waiver Agreement	8-K	10.4	07/22/2019
10.18	Form of Amended and Restates Senior Secured Convertible Promissory Note	8-K	10.5	07/22/2019
10.19	Form of Cavalry Fund I LP Warrant	8-K	10.6	07/22/2019
10.20	Form of Securities Purchase Agreement	8-K	10.1	08/20/2019
10.21	Form of Convertible Promissory Note	8-K	10.2	08/20/2019
10.22	Form of Warrant	8-K	10.3	08/20/2019
10.23	Form of Placement Agent Warrant	8-K	10.4	08/20/2019
23.1	Consent of UHY McGovern Hurley, LLP, Independent Registered Public Accounting Firm	S-1		05/02/2019
23.2	Consent of Lucosky Brookman LLP (included in Exhibit 5.1)	S-1		05/02/2019
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Audit Committee Charter	S-1		05/02/2019
99.2	Compensation Committee Charter	S-1		05/02/2019
99.3	Nominating Committee Charter	S-1		05/02/2019
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: September 30, 2019	By:	/s/ Grant Johnson
Grant Johnson
Chief Executive Officer, Secretary, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant Johnson	Principal Executive, Financial and	September 30, 2019
Grant Johnson	Accounting Officer and a Director

/s/ David Watt	Director	September 30, 2019
David Watt

/s/ Christopher Malone	Director	September 30, 2019
Christopher Malone

/s/ Chul Woong Lim	Director	September 30, 2019
Chul Woong Lim

ESPORTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Esports Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Esports Entertainment Group, Inc. (the Company) as of June 30, 2019, and the related statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flow for the year ended June 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that Esports Entertainment Group, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated deficit and negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2019.

Somerset, New Jersey

 September 30, 2019

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

UHY McGovern Hurley, LLP

/s/ UHY McGovern Hurley, LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Ontario

October 12, 2018

A member of UHY International, a network of independent accounting and consulting firms

Esports Entertainment Group, Inc.

Consolidated Balance Sheets

	June 30,
	2019	2018

ASSETS

Current assets
Cash	$43,412	$100,167
Prepaid expenses and other current assets - related parties	190,280	15,128
Prepaid expenses and other current assets	213,817	341,000
Total current assets	447,509	456,295

Fixed assets	16,577	25,443
Intangible assets	81,226	123,601
Security deposit	16,480	4,346

Total assets	$561,792	$609,685

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and accrued expenses	$607,448	$342,016
Due to shareholder	1,551	1,551
Convertible note, net of debt discount of $1,909,280 and $0, respectively	290,720	-
Derivative liabilities	4,655,031	-

Total liabilities	5,554,750	343,567

Shareholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 shares authorized, 87,738,118 and 83,581,259 shares issued and outstanding as of June 30, 2019 and 2018, respectively	87,738	83,581
Additional paid-in capital	4,873,491	3,606,257
Equity to be issued	230,000	379,102
Accumulated deficit	(10,184,187)	(3,802,822)
Total shareholders’ (deficit) equity	(4,992,958)	266,118

Total liabilities and shareholders’ (deficit) equity	$561,792	$609,685

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended June 30,
	2019	2018

Operating expenses:
General and administrative	$3,014,473	$2,005,715

Total operating expenses	3,014,473	2,005,715

Operating loss	(3,014,473)	(2,005,715)

Interest expense	(5,586,617)	(121)
Amortization expense	(290,720)	-
Change in fair market value of derivative liabilities	2,520,060	-
Asset write-off	-	(22,614)
Foreign exchange gain (loss)	100	(212)

Loss before income taxes	(6,371,650)	(2,028,662)

Income tax expense	(9,715)	-

Net loss and comprehensive loss	$(6,381,365)	$(2,028,662)
Basic and diluted loss per common share	$(0.07)	$(0.02)

Weighed average number of common shares outstanding, basic and diluted	86,867,181	82,552,848

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Changes in Stockholders Equity (Deficit)

	Common Stock		Additional paid-in	Equity to be	Accumulated	Subscription
	Shares	Amount	capital	issued	Deficit	Receivable	Total

Balance as of June 30, 2017	79,768,458	$79,768	$2,396,637	$-	$(1,774,160)	$(30,300)	$671,945
Common stock and units issued for services	690,000	690	410,310	-	-	-	411,000
Common stock and units issued for cash, net of costs	2,296,967	2,297	618,888	-	-	30,300	651,485
Warrants exercised for cash	825,834	826	101,094	-	-	-	101,920
Issuance of stock options	-	-	79,328	-	-	-	79,328
Equity to be issued	-	-	-	379,102	-	-	379,102
Net loss for the period	-	-	-	-	(2,028,662)	-	(2,028,662)
Balance as at June 30, 2018	83,581,259	83,581	3,606,257	379,102	(3,802,822)	-	266,118
Common stock and warrants issued for services	560,000	560	549,649	(127.500)	-	-	452,709
Common stock issued for cash, net of costs	206,667	207	30,793	(31,000)	-	-	-
Common stock issued upon the exercise of warrants	3,390,192	3,390	535,741	(220,602)			318,529
Issuance of stock options	-	-	151,051	-	-	-	151,051
Equity to be issued	-	-	-	230,000	-	-	230,000
Net loss for the period	-	-	-	-	(6,381,365)	-	(6,381,365)
Balance as at June 30, 2019	87,738,118	$87,738	$4,873,491	$230,000	$(10,184,187)	$-	$(4,992,958)

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,381,365)	$(2,028,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	51,243	12,115
Amortization of debt discount	290,720	-
Stock based compensation	699,861	347,497
Non-cash interest expense for issuance of derivative	5,586,617	-
Change in the fair market value of derivative liabilities	(2,520,060)	-
Asset write off	-	52,614
Changes in operating assets and liabilities:
Prepaid expenses	55,930	(10,162)
Accounts payable and accrued expenses	196,597	256,140
Net cash used in operating activities	(2,020,457)	(1,370,458)

Cash flows from investing activities:

Rent security deposit	(12,134)	-
Purchase of intangible assets	-	(78,169)
Purchase of equipment	-	(2,645)
Net cash used in investing activities	(12,134)	(80,814)

Cash flows from financing activities:

Proceeds from convertible note	2,000,000	-
Deferred financing costs	(336,193)	-
Proceeds from issuance of common stock and warrants, net of costs	-	651,485
Due to related party	-	322
Proceeds from exercise of warrants	318,529	101,920
Proceeds from promissory note – related party	50,000	-
Payment of promissory note – related party	(56,500)	-
Equity to be issued	-	251,602
Net cash provided by financing activities	1,975,836	1,005,329

Net decrease in cash	(56,755)	(445,943)

Cash, beginning of period	100,167	546,110

Cash, end of period	$43,412	$100,167

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in debt for original issue discount	$200,000	$-
Debt discount for derivative liability	$1,663,807	$-
Consideration for exercise of cashless warrants	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2019, the Company had an accumulated deficit of $10,184,187 and a working capital deficiency of $5,107,241. The Company has not generated any revenues during the years ended June 30, 2019 and 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of June 30, 2019. Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

The Company’s financial statements are prepared using the accrual basis of accounting in accordance and the Company’s functional and reporting currency is the U.S. dollar.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at June 30, 2019 and 2018 there were no cash equivalents.

Prepaid Expenses

Prepaid expenses consist of services paid, for which the Company has not yet received the benefit.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

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

Capitalized Software

Costs related to our betting platform and source code are accounted for in accordance with ASC Topic 350-50 — Intangibles — Website Development Costs. Such software is primarily related to our website, betting platform, and source code. We begin to capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, it is probable that the project will be completed, and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within general and administrative expenses within the accompanying consolidated statements of operations and comprehensive loss. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized. Capitalized costs are amortized over the estimated useful life of the enhancements which is generally three years.

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

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes,” which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 815-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument.

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the statements of operations.

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on a probability of a down round event. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models

Fair Value of Financial Instruments

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

Level 2 – inputs other than quoted prices that are observable for asset or liability or indirectly; and

Level 3 – inputs that are not based on observable market data.

The carrying amounts of the Company’s financial instruments including cash, amounts receivable, accounts payable, accrued liabilities, and due to shareholder approximate their fair values due to their short-term nature.

Loss per Share

Basic loss per share is calculated by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated using the treasury stock method and reflects the potential dilution of securities by including stock options, warrants and contingently issuable shares, if any, in the weighted average number of common shares outstanding for a year, if dilutive. In a loss year, dilutive common shares are excluded from the loss per share calculation as the effect would be anti-dilutive. Accordingly, for the years ended June 30, 2019 and 2018, the basic loss per share was equal to diluted loss per share as there were no dilutive securities.

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

Common stock equivalents:	As of June 30, 2018
Common stock options	779,120
Common stock warrants	10,916,678
Convertible notes	8,066,666
Total	19,762,464

Foreign Currency Translation

Monetary assets and liabilities are translated from Canadian into U.S. dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in the statement of operations. Non-monetary items are translated at historical rates.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

Stock-based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s statement of operations and comprehensive loss. The Company recognizes share-based award forfeitures as they occur rather than estimate by applying a forfeiture rate.

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, “Equity-Based Payments to Non-Employees” (“FASB ASC 505-50”). Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. The Company recognizes compensation expense for the fair value of non-employee awards based on the straight-line method over the requisite service period of each award. The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes options pricing model.

Advertising

Advertising consist primarily of online search and advertising, trade shows, marketing fees, and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines.

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

ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The ASU provides clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The guidance becomes effective for all public entities in fiscal years beginning after December 15, 2017, including interim periods therein. The adoption of this ASU in the first quarter of fiscal 2019 did not have a material impact on the Company’s financial statements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”, effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The Company has adopted ASU No. 2016-18 in the first quarter of fiscal 2019, which does not have a material impact on the Company’s consolidated financial statements and related disclosures.

ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU amends the scope of modification accounting for share-based arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The guidance becomes effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The adoption of the amended guidance in the first quarter of fiscal 2019 did not have a material impact on the Company’s financial statements.

In March 2018, FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 amends SEC paragraphs in ASC 740 to reflect SEC Staff Accounting Bulletin (SAB) No.118. When the 2017 Tax Cuts and Jobs Act (the “Act”) was signed into law, the SEC staff released SAB 118 for applying Topic 740 as it relates to the Act. SAB 118 outlines the approach companies may take if they determine that the necessary information is not available (in reasonable detail) to evaluate, compute, and prepare accounting entries to recognize the effect(s) of the Act by the time the financial statements are required to be filed. Companies may use this approach when the timely determination of some or all of the income tax effect(s) from the Act is incomplete by the due date of the financial statements. SAB 118 also prescribes disclosures that reporting entities must provide in these circumstances. The amendments to the Accounting Standards Codification became effective upon issuance. The adoption of the amended guidance in the first quarter of fiscal 2019 did not have a material impact on the Company’s financial statements.

On July 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

On January 1, 2019, the Company expects to recognize right of use assets and lease liabilities and no adjustment to the accumulated deficit. The Company does not expect the adoption of the new lease standard to impact its consolidated statement of comprehensive loss or its consolidated statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718). This ASU eliminated most of the differences between accounting guidance for share-based compensation granted to nonemployees and the guidance for share-based compensation granted to employees. The ASU supersedes the guidance for nonemployees and expands the scope of the guidance for employees to include both. This ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those years. The Company adopted this new accounting guidance on July 1, 2019 and determined its adoption did not have a material impact on the Company’s financial statements.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

Note 4 – Fixed Assets

Fixed assets as of June 30, 2019 and June 30, 2018 consists the following:

	June 30, 2019	June 30, 2018
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(18,114)	(9,248)
Net carrying value	$16,577	$25,443

During the year ended June 30, 2019 and 2018, the Company recorded total depreciation expense of $8,865 and $8,583, respectively.

Note 5 – Intangible Assets

Intangible assets as of June 30, 2019 and June 30, 2018 consists the following:

	June 30, 2019	June 30, 2018
Online gaming website	$127,133	$127,133
Accumulated amortization	(45,907)	(3,532)
Net carrying value	$81,226	$123,601

During the years ended June 30, 2019 and 2018, the Company recorded total amortization expense of $42,378 and $3,532, respectively. During the year ended June 30, 2019 and 2018, the Company recorded an impairment associated with the website asset of $0 and $22,614, respectively.

Note 6 – Related party transactions

The Company entered into transactions and owes balances related to cash and share-based compensation to officers and directors.

a) On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company. Mr. Johnson is paid $120,000 per year for serving as President. During the years ended June 30, 2019 and 2018, the Company incurred salary of $120,000 to the President of the Company. As of June 30, 2019 and 2018, the Company owed the President $10,000 and $30,975, respectively. As at June 30, 2019 and 2018, the President had received an advance of $0 and $10,000, respectively, towards his next month’s salary, included in prepaid expense.

b) During the years ended June 30, 2019 and 2018, the Company incurred rent of $4,800 and $6,000, respectively, charged by the President of the Company. As of June 30 2019 and 2018, the Company owed $0 and $1,551, respectively, to the President related to rent payments.

c) On January 30, 2015, the Company appointed Chul Woong Alex Lim as a Director of the Company for which he receives annual compensation of $20,000. Mr. Lim left the Company as of October 26, 2016. On March 15, 2018, the Company re-appointed Mr. Lim as a Director of the Company. During the years ended June 30, 2019 and 2018, the Company paid $20,000 and $8,507, respectively, in director’s fees. During the 2018 fiscal year, the Company issued 20,000 stock options to Mr. Alex Lim and during the years ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $4,703 and $2,447, respectively. As of June 30, 2019 and 2018, the Company owed $5,000 and $1,667, respectively, to Mr. Lim for his director fees.

d) On March 9, 2015, the Company appointed Yan Rozum as a Director of the Company for which he receives annual compensation of $20,000. This independent director stipend was ceased upon Mr. Rozum joining the company. Director’s fees for Mr. Rozum for the years ended June 30, 2019 and 2018 totaled $0 and $5,000, respectively. On November 22, 2017, the Company appointed Yan Rozum as Chief Technical Officer (“CTO”) of the Company for which he receives annual compensation of $75,000. CTO fees for Mr. Rozum for the years ended June 30, 2019 and 2018 totaled $75,000 and $50,000, respectively. During the 2018 fiscal year, the Company issued 75,000 stock options to Mr. Rozum and recorded stock-based compensation expense for years ended June 30, 2019 and 2018 of $17,614 and $9,175, respectively. As of June 30, 2019 and 2018, the Company owed $7,500 and $0, respectively, to Mr. Rozum.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

e) On October 26, 2016, the Company appointed David Watt as a Director for which he receives annual compensation of $25,000. Director’s fees for Mr. Watt for years ended June 30, 2019 and 2018 totaled $25,000 and $25,000, respectively. As of June 30, 2019 and 2018, the Company owed $6,250 and $23,059, respectively, to Mr. Watt. During the 2018 fiscal year, the Company issued 20,000 stock options to Mr. Watt and recorded stock-based compensation expense for years ended June 30, 2019 and 2018 of $4,703 and $2,447, respectively. As of June 30, 2019 and 2018, the Company had provided an expense advance of $16,050 and $11,331, respectively, to Mr. Watt, and the amounts are included in prepaid expenses and other current assets – related party.

f) On December 11, 2017, the Company appointed Michał Kozłowski as VP of Finance. Mr. Kozłowski was paid 20,000 Polish Zloty ($5,367) per month before March 15, 2018 and 25,000 Polish Zloty ($6,709) per month after March 15, 2018. As of June 30, 2019 and 2018, the Company owed Mr. Kozłowski $0. During the years ended June 30, 2019 and 2018, the Company incurred salary of $43,617 and $43,389, respectively, to the VP of Finance. During the years ended June 30, 2019 and 2018, the Company issued 0 and 80,000, respectively, stock options to Mr. Kozlowski and recorded stock-based compensation of $18,019 and $4,670, respectively.

g) During the years ended June 30, 2019 and 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $93,625 and $71,135, respectively, related to the development of the Company’s online gaming website. Mr. Rozum is the controlling shareholder of Swiss and a director and the CTO of the Company. As of June 30, 2019 and 2018, the Company owed $93,625 and $20,000, respectively to Swiss.

h) During the years ended June 30, 2019 and 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $235,662 and $183,204, respectively and rent expense, totaling $80,054  and $16,334, respectively. Mr. Rozum is the controlling shareholder of Ardmore and a director and the CTO of the Company. As of June 30, 2019 and 2018, the Company owed $9,230 and $84,869 to Ardmore.

See also Notes 7, 8 and 10.

Note 7 – Promissory note

On August 13, 2018, the Company signed a promissory note with a shareholder, for principal of $50,000 bearing interest at 2% per month repayable by September 30, 2018. As a result of failure to repay the note by September 30, 2018, interest increased to 5% per month. On December 3, 2018, the Company settled the promissory note and accrued interest with a cash payment of $56,500.

Note 8 – Commitments and contingencies

Swiss Interactive – Related Party

On April 7, 2019, the Company entered into a software transfer agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000, the consummation of which is contingent upon either the Company’s completion of a (i) any private placement offerings or registered public offerings pursuant to which the Company received proceeds in excess of $6,000,000 or (ii) any private or public offerings in connection with the listing of the Company’s securities on a national securities exchange (“Qualified Offering”). If the Company does not complete a Qualified Offering within six months of the execution date of the transfer agreement, such agreement becomes void and the Company and Swiss Interactive are required to continue to abide by the terms of the existing agreement on the Licensed Software.

Management Agreements

On May 20, 2013, the Company appointed Grant Johnson as President and a Director of the Company. Mr. Johnson is paid $120,000 per year for serving as President. In addition, the Company may pay a performance bonus of up to 50% of his base salary. The Company must pay three months’ salary for terminating the President without cause.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

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

On December 11, 2017, the Company appointed Michał Kozłowski as Vice President Accounting. Mr. Kozłowski will be paid $25,000 Polish Zloty ($6,638) per month for serving as Vice President Accounting. The Company must pay three months’ salary for terminating the Vice President Accounting without cause and an additional one month’s salary for each full year of service. Mr. Kozlowski was released for cause from his duties in March 2019.

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

On July 13, 2018, the Company entered into an agreement in principle with J. Gunnar & Co., a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as of June 30, 2019 (June 30, 2018 - $0). In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000. This agreement is subject to execution of a definitive underwriting agreement.

Lease Agreements

The Company entered into a five year lease agreement with Polskie Nieruchomości Sp. Z.O.O. to rent office space starting on July 1, 2018 and terminating on November 20, 2022. For the year ending June 30, 2019 and 2018 the Company expensed $14,021 and $0, respectively, as general and administrative for rent. Minimum payments for successive years ending June 30, are as follows:

2020	52,130
2021	52,130
2022	52,130
2023	21,721
$178,111

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

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

On December 19, 2018, Mr. Bryan Whatley, filed the first amended complaint against the Company in the United States District Court in the District of Nevada for breach of contract in connection with its acting as a finder to assist the Company in finding potential investors. In their complaint, they sought damages in excess of $85,000 plus warrants to purchase shares of the Company’s common stock. The Company filed an answer to the first amended complaint denying the existence of a contract between the Company and Mr. Whatley, among other things. Management believes this claim to be without merit as it is management’s position that there was no contract. We plan to continue to vigorously defend the Company against this claim. The deadline for Mr. Whatley to respond to the Company’s answer was April 12, 2019, and no such response was filed. On April 23, 2019, the Company filed a motion to dismiss with the United States District Court of the State of Nevada. The Company is currently awaiting for the court decision on the dismissal request.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expense for the years ending June 30, 2019 and 2018 are as follows:

	June 30
	2019	2018
Accounts payable	$310,968	$199,654
Other accrued expenses	184,981	93,660
Credit card payable	16,023	10,726
Payroll liabilities	85,761	37,976
Income tax payable	9,715	-
Total accounts payable and accrued expenses	$607,448	$342,016

Note 9 – Convertible Debt

$2,200,000 Secured Convertible Note

On November 13, 2018, we issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 3,666,666 warrants for net proceeds of $2,000,000 (the “Note”). Cash fees paid for financing costs were $336,193. The Note is secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $0.60 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.60. The Note also embodies certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the embedded conversion option is not indexed to our stock due to the down-round protection features afforded to the holder. Therefore, the embedded conversion option is subject to classification in our financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

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

The carrying value of the secured convertible notes at June 30, 2019 was $290,720 and the carrying value at June 30, 2018 was $0.

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense using the effective interest rate method over the term of the debt agreement. Amortization of debt discounts amounted to $290,720 during the period from inception to June 30, 2019.

In addition to the debt discounts, cash paid for financing costs of $336,193 and the fair value of placement agent warrants issued of $415,307 was charged to interest expense.

Derivative Liabilities

The carrying value of the Compound Embedded Derivative and Warrant Derivative Liabilities are on the balance sheet, with changes in the carrying value being recorded as Derivative Loss on the income statement. The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2019 are:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes due November 13, 2019	3,666,667	$1,777,363
Warrant derivative liabilities (Issued with Note)	3,666,667	2,398,057
Warrant derivative liabilities (Placement agent Warrants)	733,333	479,611
	8,066,666	$4,655,031

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2019.

	Amounts at	Fair Value Measurement Using Level 3 Inputs Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$1,777,363	$-	$-	$1,777,363
Derivative liability – warrants	2,877,668	-	-	2,877,668
Total	$4,655,031	$-	$-	$4,655,031

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended June 30,2019:

Amount
Issuances to debt discount	$2,200,000
Issuances to interest expense	4,975,091
Conversions to paid in capital	-
Warrant exercises	-
Change in fair value of derivative liabilities	(1,659,507)
Change in fair value of warrant liabilities	(860,553)
$4,655,031

The fair value of the derivative conversion features and warrant liabilities as of June 30, 2019 were calculated using a Monte-Carlo option model valued with the following assumptions:

June 30, 2019
Dividend yield	0%
Expected volatility	134.8% - 272.1%
Risk free interest rate	1.95% - 2.27%
Contractual term (in years)	0.37 – 4.45
Conversion/Exercise price	$0.60 - $0.75

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

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

Note 10 – Common Stock

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

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

j) On September 7, 2017, the Company issued 20,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $1.25 per unit for cash proceeds of $25,000. Each warrant entitles the holder to purchase one share of common stock at $4.00. The warrants are exercisable before March 6, 2019.

k) On September 21, 2017, the Company issued 156,667 shares of common stock upon the exercise of 166,667 warrants exercised at $0.15 on a cashless basis. 10,000 shares of common stock were held back by the Company as consideration for the exercise.

l) On September 26, 2017, the Company issued 101,000 shares of common stock at $0.15 per share upon the exercise of 101,000 warrants.

m) On September 27, 2017, the Company issued 44,800 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $1.25 per unit for cash proceeds of $56,000. Each warrant entitles the holder to purchase one share of common stock at $4.00. The warrants are exercisable before March 30, 2019.

n) On September 29, 2017, the Company issued 4,000 units at a price of $1.25 per unit for cash proceeds of $5,000. Each unit consists of one share of common stock, one warrant and one piggyback warrant. Each warrant entitles the holder to purchase one share of common stock at $2.00. Each piggyback warrant entitles the holder to purchase one share of common stock at $4.00. The warrant is exercisable before December 24, 2018 and the piggyback warrant is exercisable before December 24, 2019.

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

s) On March 2, 2018, the Company issued 120,000 shares of common stock at $0.75 per share to an arm’s length consultant for marketing services provided, of which $42,557 is reflected as a prepaid expense at June 30, 2019 (June 30, 2018 - $84,706). The share value was based on the quoted value of the stock at the time of issue.

t) On April 4, 2018, the Company issued 16,000 shares of common stock at $0.25 per share upon the exercise of 16,000 warrants.

u) On April 26, 2018, the Company issued 100,000 shares of common stock at $0.20 per share for cash proceeds of $20,000.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

v) On April 26, 2018, the Company issued 166,667 shares of common stock at $0.20 per share for cash proceeds of $33,333.

w) On May 21, 2018, the Company issued 170,000 shares of common stock at $0.15 per share upon the exercise of 170,000 warrants.

x) On June 11, 2018, the Company issued 250,000 shares of common stock at $1.00 per share to an arm’s length consultant for referral services of which, $[ ] is reflected as a prepaid expense as of June 30, 3019 (June 30, 2018 - $185,625). The share value was based on the quoted value of the stock at the time of issue.

y) On June 18, 2018, the Company issued 25,000 shares of common stock at $0.20 per share for cash proceeds of $5,000.

z) On June 20, 2018, the Company issued 20,000 shares of common stock at $0.80 per share to an arm’s length consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

aa) On July 23, 2018, the Company issued 66,667 shares of common stock at $0.15 per share upon the exercise of 66,667 warrants.

bb) On July 24, 2018, the Company issued 100,000 shares of common stock at $0.15 per share upon the exercise of 100,000 warrants.

cc) On July 26, 2018, the Company issued 15,000 shares of common stock, which was recorded as stock-based compensation at $0.85 per share, in an arm’s length transaction to a consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

dd) On July 26, 2018, the Company issued 193,333 shares of common stock at $0.15 per share upon the exercise of 100,000 warrants.

ee) On July 26, 2018, the Company issued 206,667 shares of common stock at $0.15 per share. As of June 30, 2018, this had been reflected as shares to be issued.

ff) On July 31, 2018, the Company issued 150,000 shares of common stock, which was recorded as stock-based compensation at $0.81 per share, in an arm’s length transaction to a consultant for advisory services pursuant to an agreement dated June 19, 2018. As of June 30, 2018, this had been reflected as shares to be issued.

gg) On August 3, 2018, the Company issued 333,333 shares of common stock at $0.15 per share upon the exercise of 333,333 warrants.

hh) On August 16, 2018, the Company issued 1,266,667 shares of common stock at $0.15 per share upon the exercise of 1,266,667 warrants. As of June 30, 2018, 1,266,667 of the warrants exercised had been reflected as shares to be issued.

ii) On August 27, 2018, the Company issued 100,000 shares of common stock at $0.15 per share for exercise of 100,000 warrants.

jj) On September 5, 2018, the Company issued 66,667 shares of common stock at $0.15 per share upon the exercise of 66,667 warrants.

kk) On September 6, 2018, the Company issued 300,000 shares of common stock at $0.25 per share upon the exercise of 300,000 warrants.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

ll) On September 6, 2018, the Company issued 200,000 shares of common stock at $0.15 per share upon the exercise of 200,000 warrants.

mm) On October 4, 2018, the Company issued 15,000 shares of common stock, which was recorded as stock-based compensation at $0.66 per share, in an arm’s length transaction to a consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

nn) On October 9, 2018, the Company issued 263,525 shares of common stock at $0.15 per share upon the exercise of 263,525 warrants.

oo) On October 12, 2018, the Company issued 100,000 shares of common stock, which was recorded as stock-based compensation at $0.64 per share, in an arm’s length transaction to a consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

pp) On November 16, 2018, the Company issued 100,000 shares of common stock to an Officer of the Company in accordance with his employment agreement signed in November 2018. The share value was based on the quoted value of the stock at the time of signing the agreement.

qq) On December 6, 2018, the Company issued 20,000 shares of common stock, which was recorded as stock-based compensation at $0.85 per share, in an arm’s length transaction to a consultant for advisory services provided. The share value was based on the quoted value of the stock at the time of issue.

rr) On April 1, 2019, the Company issued 160,000 shares of common stock, which was recorded as stock-based compensation at $0.62 per share, in an arm’s length transaction to a consult for advisory services provided. The share value was based on the quoted value of the stock at the time of issuance.

ss) On June 18, 2019, the Company issued 200,000 shares of common stock at $0.15 per share upon the exercise of 200,000 warrants.

Equity to be Issued

As of June 30, 2019, the Company was committed to issuing 250,000 shares of common stock valued at $200,000, pursuant to a consulting agreement approved on June 4, 2019.

As of June 30, 2019, the Company was committed to issuing 40,000 shares of common stock valued at $0.75 per share. The Company has recorded $30,000 as equity to be issued in relation to this commitment.

Note 11 – Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, June 30, 2017	8,683,372	$0.15	3.67	5,653,393
Issued	2,009,800	0.43
Exercised	(825,834)	0.15
Expired	(1,000)	0.25
Outstanding, June 30, 2018	9,866,338	0.21	2.60 years	$6,064,913
Issued	4,639,999	0.75	2.69 years	-
Exercised	(3,390,192)	0.16	-	1,817,576
Expired	(203,467)	1.77	-	-
Outstanding and Exercisable, June 30, 2019	10,916,678	$0.42	2.09 years	$2,563,939

The intrinsic value of the 3,390,912 warrants exercised during the year ended June 30, 2019 was $1,461,684. The intrinsic value of the 825,834 warrants exercised during the year ended June 30, 2018 was $1,825,730.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

As at June 30, 2019, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price
July 2019	4,000	$4.00
September 2019	16,000	4.00
December 2019	66,680	0.15
February 2020	350,000	0.15
March 2020	1,336,666	0.15
June 2020	450,000	0.18
July 2020	540,000	0.22
August 2020	900,000	0.25
May 2021	120,000	0.75
November 2021	3,666,666	0.75
March 2022	2,733,333	0.15
December 2023	733,333	0.75
	10,916,678	$0.42

Note 12 – Stock Options

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2017	-	$-
Issued	819,120	0.70
Outstanding, June 30, 2018	819,120	0.70
Issued	200,000	0.70
Cancelled	(240,000)	0.70
Outstanding, June 30, 2019	779,120	$0.70

On October 12, 2018, the Company cancelled 120,000 options that were granted to a consultant of the Company.

On October 31, 2018, the Company cancelled 120,000 options that were granted to a consultant of the Company.

On June 4, 2019, the Company issued 200,000 options to a consultant of the Company for advisory services.

As of June 30, 2019, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price

August 2020	50,000	50,000	$0.70
June 2021	200,000	-	0.70
August 2023	529,120	529,120	0.70
	779,120	579,120	$0.70

As of June 30, 2019, the weighted average remaining life of the options was 3.84 years.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

During the years ended June 30, 2019 and 2018, the Company recorded stock-based compensation expense of $151,051 and $79,328, respectively, which has been recorded as stock based compensation in the statements of operations. As of June 30, 2019 and 2018, there was $219,054 and $347,952, respectively, of unrecognized expense related to non-vested stock-based compensation arrangements.

The following table provides the details of the total stock-based payments expense during the year ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Employees and directors stock-based payments	$151,051	$79,328
Total	$151,051	$79,328

Note 13 – Income Taxes

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2019 is as follows:

United States	June 30, 2019
Income before income taxes	$(6,371,649)
Taxes under statutory U.S. rates	(1,338,046)
Increase in valuation allowance	725,276
Foreign tax rate differential	2,451
Change in value of derivatives	813,801
Discrete items	(193,767)
Income tax	$9,715

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of June 30, 2018 applying the reduced corporate income tax rate and recorded a decrease to the deferred tax assets of $416,339, with a corresponding adjustment to the valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

Deferred tax assets	June 30, 2019
Net operating loss carryforward	$1,232,306
Nonqualified stock options	146,971
Total deferred tax assets	1,379,277
Valuation allowance	(1,379,277)
Net deferred tax assets	$-

At June 30, 2019, the Company had U.S. net operating loss carry forwards of approximately $2,348,942 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $2.3 million, of Federal net operating loss carryforwards, $1.6 million begin to expire in 2032. The remaining balance of $0.8 million is limited in annual usage of 80% of current years taxable income, but do not have an expiration. At June 30, 2019, the Company had Antigua net operating loss carry forwards of approximately $0.8 million which can be carried forward for 6 years but are limted in annual usage of 50% of current years taxable income. Additional foreign net operating loss carryforwards were generated in Malta in the amount of $107,372 which do not expire and Curacao in the amount of $29,649 which can be carried forward for 10 years. No tax benefit has been reported in the June 30, 2019 and 2018 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2019 and June 30, 2018, respectively.

At June 30, 2018, deferred tax assets at a tax rate of 21% consisted of the following:

June 30, 2018
Deferred tax assets	$654,000
Less: valuation allowance	(654,000)
Net deferred tax asset	$-

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determined that future taxable profits will be available against which the Company can utilize such deferred tax assets. The Company incurred a net operating loss of $2,028,662 for the year ended June 30, 2018, which will start to expire in 2038. Tax years 2009 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company has not been notified by any taxing jurisdictions of any proposed or planned examination.

Note 14 – Segment Information

The following tables summarizes financial information by geographic segment.

Year ended June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$-	$32,017	$8,229	$6,695,878	$6,736,124

Year ended June 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$663,819	$102,946	$25,846	$1,236,051	$2,028,662

As of June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$202,546	$6,833	$7,095	$345,318	$561,792

As of June 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$183,650	$9,639	$1,153	$415,243	$609,685

Note 15 – Subsequent Events

On July 17, 2019, the Company and the investors (the “Investors”) in its November 13, 2018 offering (see Note 9) entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the waiver agreement, the Investors waived the exercise of remedies with regard to certain breaches of agreements between the Company and the Investors, including the Notes, Warrants, and Securities Purchase Agreements (the “Purchase Agreements”).

In consideration for the Investors entrance into the Waiver Agreements, the Company will (i) increase the principal amount of each Note issued in the Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”). Additionally, for its role as lead investor and facilitator of the Offering and negotiating the terms of the Waiver Agreement, the Company issued to Cavalry Fund I LP warrants to purchase 50,000 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $0.75 per share (the “Cavalry Warrant”).

On August 14, 2019, the Company consummated the initial closing (“Initial Closing”) of a private placement offering (the “Offering”) whereby the Company entered into those certain securities purchase agreement (the “Purchase Agreements”) with four (4) accredited investors (the “Investors”). Pursuant to the Purchase Agreements, the Company issued the Investors those certain convertible promissory notes (each a “Note and together the “Notes”) in the aggregate principal amount of $385,000 (including a 10% original issue discount) and Warrants to purchase 641,667 shares of the Company’s common stock, par value $0.001 per share for aggregate gross proceeds of $350,000.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2019

(Expressed in U.S. dollars)

The Notes accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment (the “Conversion Price”). The Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Notes, upon the closing of a Qualified Offering (as defined therein) converts into shares of the Company’s Common Stock at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Notes contain customary events of default (each an “Event of Default”) and mature on August 14, 2020. If an Event of Default occurs, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Notes.

Pursuant to the Purchase Agreements, each Investor was entitled to 100% Warrant coverage, such that such Investor received the same number of Warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of its Note as of the date of issuance. The Warrants are exercisable at a price of $0.75 per share, subject to adjustment from the date of issuance through August 14, 2022.

Joseph Gunnar & Co., LLC (the “Placement Agent”) acted as placement agent for the Offering and received cash compensation of $22,500 and warrants to purchase 82,500 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment (“Agent Warrants”). The Agent Warrants may be exercised on a “cashless” basis and expire in August 14, 2024.

On August 29, 2019, the Company consummated the second closing (“Second Closing”) of the Offering whereby the Company entered into Purchase Agreements with three (3) Investors. Pursuant to the Purchase Agreements, the Company issued the Investors Notes in the aggregate principal amount of $137,500 (including a 10% original issue discount) and Warrants to purchase 229,167 shares of the Company’s common stock, par value $0.001 per share, for aggregate gross proceeds of $125,000.

The Notes accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment. The Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Notes, upon the closing of a Qualified Offering (as defined therein) converts into shares of the Company’s Common Stock at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Notes contain customary events of default and mature on August 29, 2020. If an Event of Default occurs, the outstanding principal amount of the Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Notes will become, at the Note holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Notes.

Pursuant to the Purchase Agreements, each Investor was entitled to 100% Warrant coverage, such that such Investor received the same number of Warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of its Note as of the date of issuance. The Warrants are exercisable at a price of $0.75 per share, subject to adjustment from the date of issuance through August 29, 2022.

The Placement Agent received cash compensation of $12,500 and Agent Warrants to purchase 45,834 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment. The Agent Warrants may be exercised on a “cashless” basis and expire in August 29, 2024.