Form 10-Q
period 2019-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2019-11-19
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019, there were 88,916,869 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q for the Quarter ended September 30, 2019

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	June 30, 2019
	(Unaudited)

ASSETS

Current assets
Cash	$39,990	$43,412
Prepaid expenses and other current assets - related parties	126,044	190,280
Prepaid expenses and other current assets	174,498	213,817
Total current assets	340,532	447,509

Fixed assets	14,361	16,577
Intangible assets	70,632	81,226
Other non-current assets	6,833	16,480

TOTAL ASSETS	$432,358	$561,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$774,058	$607,448
Due to shareholder	1,551	1,551
Convertible note	2,818,605	290,720
Derivative liabilities	4,615,214	4,655,031

Total liabilities	8,209,428	5,554,750

Stockholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 shares authorized, 87,988,118 and 87,738,118 shares issued and outstanding as of June 30, 2019 and 2018, respectively	87,988	87,738
Additional paid-in capital	5,128,913	4,873,491
Equity to be issued	30,000	230,000
Accumulated deficit	(13,023,971)	(10,184,187)
Total stockholders’ deficit	(7,777,070)	(4,992,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$432,358	$561,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Operating expenses:
General and administrative	$692,934	$872,780

Total operating expenses	692,934	872,780

Operating loss	(692,934)	(872,780)

Interest expense	(711,895)	(143)
Net amortization of debt discount and premium on convertible debt	289,911	-
Change in fair market value of derivative liabilities	1,070,716	-
Loss on extinguishment of debt	(2,795,582)	-

Loss before income taxes	(2,839,784)	(872,923)

Income tax expense	-	-

Net loss	$(2,839,784)	$(872,923)
Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighed average number of common shares outstanding, basic and diluted	87,941,922	85,519,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Common Stock		Additional paid-in	Equity to be	Accumulated
	Shares	Amount	capital	issued	Deficit	Total

Balance as at July 1, 2019	87,738,118	$87,738	$4,873,491	$230,000	$(10,184,187)	$(4,992,958)
Common stock and warrants issued for services	250,000	250	199,750	(200,000)	-	-
Stock based compensation for options issued to employees	-	-	55,672	-	-	55,672
Net loss for the period	-	-	-	-	(2,839,784)	(2,839,784)
Balance as at September 30, 2019	87,988,118	$87,988	$5,128,913	$30,000	$(13,023,971)	$(7,777,070)

Balance as at July 1, 2018	83,581,259	$83,581	$3,606,257	$379,102	$(3,802,822)	$266,118
Common stock issued for services	165,000	165	139,335	(127,500)	-	12,000
Common stock issued for cash, net of costs	206,667	207	30,793	(31,000)	-	-
Warrants exercised for cash	2,926,667	2,927	466,072	(220,602)	-	248,397
Issuance of stock options	-	-	126,829	-	-	126,829
Equity to be issued	-	-	-	62,000	-	62,000
Net loss for the period	-	-	-	-	(872,923)	(872,923)
Balance as at September 30, 2018	86,879,593	$86,880	$4,369,286	$62,000	$(4,675,745)	$(157,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,839,784)	$(872,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	153,241	126,829
Amortization and depreciation	12,810	12,821
Net amortization of debt discount and premium on convertible debt	(289,911)	-
Change in the fair market value of derivative liabilities	(1,070,716)	-
Loss on extinguishment of debt	2,795,582	-
Non-cash interest expense	613,113	-
Stock issuance	-	74,000
Changes in operating assets and liabilities:
Accounts receivable	-	(740)
Prepaid expenses	15,633	226,172
Accounts payable and accrued expenses	166,610	124,039
Net cash used in operating activities	(443,422)	(309,802)

Cash flows from investing activities:

Rent security deposit	-	(16,480)
Purchase of equipment	-	(1,652)
Net cash used in investing activities	-	(18,132)

Cash flows from financing activities:

Proceeds from promissory convertible note	475,000	50,000
Deferred financing costs	(35,000)	(50,000)
Proceeds from exercise of warrants	-	248,397
Net cash provided by financing activities	440,000	248,397

Net decrease in cash	(3,422)	(79,537)

Cash, beginning of period	43,412	100,167

Cash, end of period	$39,990	$20,630

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Extinguishment of derivative liability associated with extinguishment of convertible notes	$1,426,323	$-
Extinguishment of debt discount associated with extinguishment of convertible notes	$1,909,280	$-
Debt discount and derivative associated with amended and restated note	$1,367,896	$-
Increase in principal amount of convertible debt associated with amended and restated note	$660,000	$-
Derivative liability associated with convertible notes entered into	$1,354,301	$-
Debt discount associated with notes entered into	$522,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

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

The Company operates a licensed online gambling platform focused purely on the esports industry. Utilizing our peer-to-peer wagering system, we offer real money betting exchange style wagering on esports events from around the world in a secure environment. A betting exchange allows players to bet against one another rather than a bookmaker. Players can offer odds to, or request odds from, other players who wish to wager. Where traditional bookmakers risk going head-to-head with gamblers on markets, a betting exchange takes on no risk on the particular outcome of an event. Instead, a betting exchange provides the platform for its customers to match bets against one another and takes a small commission on winnings. Betting exchanges are becoming an increasingly integral part of the global gambling landscape, in many cases enabling customers to obtain better odds, more transparency and an experience that feels intuitively fairer. We believe that we are currently the only online gambling company focused on esports to offer bet exchange style wagering or player versus player (“PvP”) betting, on professional esports events. Further, the platform also facilitates gambling through “pool betting” whereby a group of people, be it a fan base of a team or a player or a group of friends and family, can pay a fixed price into a “pool” and then make a selection on an outcome, related to a tournament or game in esport. After the event has finished, those that selected the winner get an equal share of the pool.

At the current time, under our existing Curacao license, we are able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. The Company does not accept wagers from United States residents at this time.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2019, the Company had an accumulated deficit of $13,023,971 and a working capital deficiency of $7,868,896. The Company has not generated any revenues during the three months ended September 30, 2019 and 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of November 19, 2019. Based on the following, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2019. The consolidated balance sheet as of June 30, 2019 was derived from the audited consolidated financial statements as of and for the year ended. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esports Services (Malta) Limited and Esports Entertainment (Malta) Ltd. All material intercompany transactions and balances have been eliminated on consolidation. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods when the Company has income, the Company calculates basic earnings per share using the two-class method, if required, pursuant to ASC 260 Earnings Per Share. The two-class method was required effective with the issuance of convertible preferred stock in the past because this class of stock qualified as a participating security, giving the holder the right to receive dividends should dividends be declared on common stock. Under the two-class method, earnings for a period are allocated on a pro rata basis to the common stockholders and to the holders of convertible preferred stock based on the weighted average number of common shares outstanding and number of shares that could be issued upon conversion. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended September 30, 2019 and 2018 because their inclusion would have been antidilutive.

	As of September 30,
	2019	2018
Common stock equivalents:
Common stock options	779,120	819,120
Warrants issued with notes and placement agent warrants	12,065,846	6,815,004
Convertible notes	5,637,500	-
Equity to be issued	40,000	100,000
Totals	18,522,466	7,734,124

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In February 2016, the FASB issued Accounting Standards Codification (ASC) 842, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective July 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted all practical expedients and elected the following accounting policies related to this standard:

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of twelve months or less; and
●	The option to not separate lease and non-lease components for equipment leases.

The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Adoption of this standard did not result in the recognition of operating lease right-of-use assets or liability as of July 1, 2019. The Company’s accounting for finance leases remained substantially unchanged. The standard did not materially impact operating results or liquidity.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share- based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance was adopted effective July 1, 2019, and the adoption of this ASU did not have a material effect on its consolidated financial statements.

In July 2017 the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. On July 1, 2019, the Company adopted this standard, as a result, freestanding equity-linked financial instruments (or embedded conversion options) no longer are accounted for as a derivative liability at fair value as a result of the existence of a down round feature.

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

Note 4. Fixed Assets

Fixed assets as of September 30, 2019 and June 30, 2019 consists the following:

	September 30, 2019	June 30, 2019
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(20,330)	(18,114)
Net carrying value	$14,361	$16,577

During the three months ended September 30, 2019 and 2018, the Company recorded total depreciation expense of $2,216 and $2,228, respectively.

Note 5. Intangible Assets

Intangible assets as of September 30, 2019 and June 30, 2019 consists the following:

	September 30, 2019	June 30, 2019
Online gaming website	$127,133	$127,133
Accumulated amortization	(56,501)	(45,907)
Net carrying value	$70,632	$81,226

During the three months ended September 30, 2019 and 2018, the Company recorded total amortization expense of $10,594 and $10,593, respectively.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Note 6. Related Party Transactions

The Company entered into transactions and owes balances related to cash to officers and directors.

a) The Company currently leases office space from the Chief Executive Officer of the Company, Grant Johnson. During the three months ended September 30, 2019 and 2018, the Company incurred rent of $1,200 for both periods, charged by its Chief Executive Officer. As of September 30, 2019 and 2018, the Company owed $1,200 and $2,751, respectively, to its Chief Executive Officer related to rent payments.

b) The Company provides an expense advance to David Watt, a Director of the Company. For the three months ended September 30, 2019 and 2018, the Company had provided an expense advance of $0 and $1,055, respectively, to Mr. Watt. As of September 30, 2019 and June 30, 2018, the Company included in prepaid expenses and other current assets – related party $16,050 for both periods related to David Watt’s expense advance.

c) During the three months ended September 30, 2019 and 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $20,505 and $0, respectively, related to the development of the Company’s online gaming website. Mr. Rozum is the controlling shareholder of Swiss and a was director and the CTO of the Company until his resignation on September 19, 2019. As of September 30, 2019 and June 30, 2019, the Company owed $36,650 and $93,265, respectively to Swiss.

d) During the three months ended September 30, 2019 and 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $0 and $56,223, respectively and rent expense, totaling $0 and $17,277, respectively. Mr. Rozum is the controlling shareholder of Ardmore and was director and the CTO of the Company until his resignation on September 19, 2019. As of September 30, 2019 and June 30, 2018, the Company owed $9,230 for both periods to Ardmore.

Note 7 – Commitments and contingencies

Swiss Interactive – Related Party

On April 7, 2019, the Company entered into a software transfer agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000, the consummation of which is contingent upon either the Company’s completion of a (i) any private placement offerings or registered public offerings pursuant to which the Company received proceeds in excess of $6,000,000 or (ii) any private or public offerings in connection with the listing of the Company’s securities on a national securities exchange (“Qualified Offering”). If the Company does not complete a Qualified Offering within six months of the execution date of the transfer agreement, such agreement becomes void and the Company and Swiss Interactive are required to continue to abide by the terms of the existing agreement on the Licensed Software. As of October 7, 2019, the Company has not completed a Qualified Financing and the Company and Swiss Interactive continues to abide by the terms of the existing agreement on the Licensed Software.

Consultant Agreements

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement are based on the percentage of total revenues per month ranging from 5.0% to 10.0%. Monthly fees for platform support and maintenance services are set at a minimum of 2,500 Euros ($2,859) and a maximum of 25,000 Euros ($28,595). The Company must provide 30 days’ notice to terminate the agreement.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

On August 1, 2017, the Company entered into a consulting agreement with a consultant for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for three consecutive months the base annual salary will increase to $72,000 per year.

On July 13, 2018, the Company entered into an agreement in principle with J. Gunnar & Co., a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as of September 30, 2019 and June 30, 2018. In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000. This agreement is subject to execution of a definitive underwriting agreement.

Contingencies

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

On December 19, 2018, Mr. Bryan Whatley, filed the first amended complaint against the Company (the “Defendant”) in the United States District Court in the District of Nevada for breach of contract in connection with its acting as a finder to assist the Company in finding potential investors. In their complaint, they sought damages in excess of $85,000 plus warrants to purchase shares of the Company’s common stock. The Company filed an answer to the first amended complaint denying the existence of a contract between the Company and Mr. Whatley, among other things. Management believes this claim to be without merit as it is management’s position that there was no contract. We plan to continue to vigorously defend the Company against this claim. The deadline for Mr. Whatley to respond to the Company’s answer was April 12, 2019, and no such response was filed. On April 23, 2019, the Company filed a motion to dismiss with the United States District Court of the State of Nevada. On August 27, 2019, an order that the Defendant’s motion to dismiss was granted.

Note 8 – Convertible Debt

$2,200,000 Secured Convertible Note

On November 13, 2018 (the “November 13, 2018 Offering”), the Company issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 3,666,666 warrants for net proceeds of $2,000,000 (the “Notes”). Cash fees paid for financing costs were $336,193. The Notes are secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $0.60 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.60. The Notes also contain certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the Notes contain an embedded conversion option that is indexed to the Company’s stock which contain an optional cash settlement feature. Therefore, the embedded conversion option is subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

In connection with the issuance of the Note, the Company issued the holders warrants to purchase our common stock. The warrant is exercisable until November 13, 2021 for 3,666,666 of shares at a purchase price of $0.75 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. The Company has concluded that the Warrants contain an optional cash settlement feature. Therefore, the Warrants are subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

Additionally, the Company issued its placement agents warrants to purchase its common stock. The warrant is exercisable until December 12, 2023 for 733,333 of shares at a purchase price of $0.75 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $0.75. The Company has concluded that the Warrants contain an optional cash settlement feature. Therefore, the Warrants are subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

On July 17, 2019, the Company and the investors (the “Investors”) in its November 13, 2018 Offering entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the Waiver Agreement, the Investors waived the exercise of remedies with regard to certain breaches of agreements and any an all events of defaults between the Company and the Investors, including the Notes, Warrants, and Securities Purchase Agreements (the “Transaction Documents”).

In consideration for the Investors entrance into the Waiver Agreements, the Company increased the principal amount of each Note issued in the November 13, 2018 Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”). Additionally, for its role as lead investor, facilitator and negotiating the terms of the Waiver Agreement, the Company issued to Cavalry Fund I LP warrants to purchase 50,000 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $0.75 per share (the “Cavalry Warrant”).

On November 19, 2019, the Company and the Investors in its November 13, 2018 Offering have agreed to or entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. Certain of the November Waiver Agreements are subject to continuing discussions regarding partial repayment.

In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $0.75 per share and shall be in form substantially the same as the Warrants issued in the November 13, 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

Debt Extinguishment Accounting

The Company evaluated the debt modification for the Amended and Restated Note in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2,200,000 Secured Convertible Note was written off and the Amended and Restated Note was recorded at fair value as of July 17, 2019. The Company wrote off the remaining principal balance of $2,200,000 and recorded the Amended and Restated Note at fair market value in the amount of $4,476,412. Of the $4,476,412 fair market value, $2,860,000 represents the face amount of the Amended and Restated Note and $1,616,412 represents the deemed premium paid for the Amended and Restated Note which was recorded as additional debt principal to be amortized over the remaining life of the Amended and Restated Note. For the three months ended September 30, 2019, the Company recorded a reduction to amortization expense in the amount of $1,115,972 for the amortization of the deemed premium and a loss on extinguishment of debt in the amount of $2,795,582.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Private Placement Offerings

On August 14, 2019 and August 29, 2019, the Company consummated the initial closings (“Initial Closings”) of a private placement offering (the “Offerings”) whereby the Company entered into those certain securities purchase agreement (the “August 2019 Purchase Agreements”) with seven (7) accredited investors (the “August Investors”). Pursuant to the August 2019 Purchase Agreements, the Company issued the August Investors those certain convertible promissory notes (the “August Convertible Promissory Notes”) in the aggregate principal amount of $522,500 (including a 10% original issue discount) and warrants (the “August Investor Warrants”) to purchase 870,834 shares of the Company’s common stock for aggregate gross proceeds of $475,000.

The August Convertible Promissory Notes accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share, subject to adjustment (the “Conversion Price”). The August Convertible Promissory Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the August Convertible Promissory Notes, upon the closing of a Qualified Offering (as defined therein) converts into shares of the Company’s Common Stock at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The August Convertible Promissory Notes contain customary events of default (each an “Event of Default”) and mature on August 14, 2020 and August 29, 2020. If an Event of Default occurs, the outstanding principal amount of the August Convertible Promissory Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the August Convertible Promissory Notes will become, at the holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the August Convertible Promissory Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the August Convertible Promissory Notes.

Pursuant to the August 2019 Purchase Agreements, each August Investor was entitled to 100% warrant coverage, such that August Investor received the same number of August Investor Warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of its August Convertible Promissory Note as of the date of issuance. The August Investor Warrants are exercisable at a price of $0.75 per share, subject to adjustment from the date of issuance through August 14, 2022 and August 29, 2019.

Joseph Gunnar & Co., LLC (the “Placement Agent”) acted as placement agent for the Offering and received cash compensation of $35,000 and warrants to purchase 128,334 shares of the Company’s common stock, at an initial exercise price of $0.75 per share, subject to adjustment (“Agent Warrants”). The Agent Warrants may be exercised on a “cashless” basis and expire in August 14, 2024 and August 29, 2014.

Accounting for the Amended and Restated Notes and Convertible Promissory Notes

The Company evaluated the terms and conditions of the Amended and Restated Notes and Convertible Promissory Notes issued in the private placement offerings under the guidance of ASC 815. Because the economic characteristics and risks of the equity-linked conversion options are clearly and closely related to a debt-type host and the conversion features contain an optional cash settlement, the conversion features require classification and measurement as derivative financial instruments. Further, these features individually were not afforded the exemption normally available to derivatives indexed to a company’s own stock. Accordingly, our evaluation resulted in the conclusion that this compound derivative financial instrument requires bifurcation and liability classification, at fair value. The compound derivative financial instrument consists of an embedded conversion feature. Current standards contemplate that the classification of financial instruments requires evaluation at each report date.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	Face Value
	September 30, 2019	June 30, 2019
Face value of Amended and Restated Note, including net deemed premium of $500,440 and $0, respectively	$3,360,440	$2,200,000
Face value of Convertible Promissory Notes	522,500	-
Total face value	3,882,940	2,200,000
Aggregate debt discount	(1,064,335)	(1,919,280)
Carrying value	$2,818,605	$290,720

The carrying value of the aggregate secured convertible notes at September 30, 2019 and June 30, 2019 was $2,818,605 and $290,720, respectively.

Discounts and premiums on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is greater than face value. Discounts and premiums are amortized through charges to and reductions to amortization of interest expense using the effective interest rate method over the term of the debt agreement. Amortization of debt discounts amounted to $826,061 and amortization of debt premium amounted to $1,115,972, which resulted in income from net amortization in the amount of $289,911 during the three months ended September 30, 2019. During the three months ended September 30, 2018, the Company recorded no amortization.

Derivative Liabilities

The carrying value of the compound embedded derivative and warrant derivative liabilities are on the balance sheet, with changes in the carrying value being recorded as a change in fair market value of derivative liabilities on the statements of operations and comprehensive loss.

The components of the compound embedded derivative and warrant derivative liabilities as of September 30, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$3,382,500 face value secured convertible notes	5,637,500	$1,944,404
Warrant derivative liabilities (Issued with Notes)	4,537,500	2,310,630
Warrant derivative liabilities (Placement agent Warrants)	911,667	360,180
	11,086,667	$4,615,214

The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes	3,666,667	$1,777,363
Warrant derivative liabilities (Issued with Notes)	3,666,667	2,398,057
Warrant derivative liabilities (Placement agent Warrants)	733,333	479,611
	8,066,666	$4,655,031

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

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2019.

	Amounts at	Fair Value Measurement Using Level 3 Inputs Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$1,944,404	$-	$-	$1,944,404
Derivative liability – warrants	2,670,810	-	-	2,670,810
Total	$4,615,214	$-	$-	$4,615,214

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended September 30, 2019:

Amount
Balance at June 30, 2019	$4,655,031
Change due to extinguishment of debt	(1,426,323)
Change due to acquired amended and restated note	1,723,029
Change due to issuance of warrants	734,193
Change in fair value of derivative liabilities	(129,665)
Change in fair value of warrant liabilities	(941,051)
$4,615,214

The fair value of the derivative conversion features and warrant liabilities as of September 30, 2019 were calculated using a Monte-Carlo option model valued with the following assumptions:

September 30, 2019
Dividend yield	0%
Expected volatility	136.3% - 269.6%
Risk free interest rate	1.9% - 2.2%
Contractual term (in years)	0.12 - 4.20
Conversion/Exercise price	$0.60 - $0.75

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments.

The features embedded in the secured convertible notes and the warrants were valued using a Monte Carlo based valuation model. The Monte Carlo valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, the Company projects and discounts future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of the Company’s common stock. Because derivative financial instruments are initially and subsequently carried at fair values, the Company’s income will reflect the volatility in these estimate and assumption changes.

Note 9 – Common Stock

Issued Common Stock

During the three months ended September 30, 2019, the Company issued 250,000 shares of its common stock related to a consulting agreement dated June 4, 2019. These shares were recorded as equity to be issued at June 30, 2019, and during the three months ended September 30, 2019, the Company recorded $200,000 as a reduction to equity to be issued. As of September 30, 2019, the Company recorded a prepaid expense in the amount of $166,667 related to the value of the common stock granted for future services to be rendered.

During the three months ended September 30, 2018, the Company issued 1,660,000 shares of its common stock related to the exercise warrants with a weighed average exercise price of $0.17 per share.

During the three months ended September 30, 2018, the Company issued 1,266,667 shares of its common stock related equity to be issued for the exercise of warrants in a previous period with an exercise price of $0.15 per share. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the three months ended September 30, 2018. For the three months ended September 30, 2018, the Company recorded $220,602 as a reduction in equity to be issued.

During the three months ended September 30, 2018, the Company issued 206,667 shares of its common stock related to a subscription agreement entered into in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the three months ended September 30, 2018. For the three months ended September 30, 2018, the Company recorded $31,000 as a reduction in equity to be issued.

During the three months ended September 30, 2018, the Company issued 165,000 shares of its common stock related to services received in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018. For the three months ended September 30, 2018, the Company recorded $127,500 as a reduction in equity to be issued and $6,000 as stock based compensation.

Note 10 – Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding, June 30, 2019	10,916,678	$0.42	2.09 years	$2,563,939
Issued	1,049,168	0.75	-	-
Exercised	-	-	-	-
Expired	(20,000)	4.00	-	-
Outstanding and Exercisable, September 30, 2019	11,945,846	$0.41	1.94 years	$2,681,939

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

There were no warrants exercised during the three months ended September 30, 2019. The intrinsic value of the warrants exercised during the three months September 30, 2018 was $1,622,800.

As at September 30, 2019, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price
December 2019	66,680	$0.15
February 2020	350,000	0.15
March 2020	1,336,666	0.15
June 2020	450,000	0.18
July 2020	540,000	0.22
August 2020	900,000	0.25
May 2021	120,000	0.75
November 2021	3,666,666	0.75
March 2022	2,733,333	0.15
August 2022	953,334	0.75
October 2022	50,000	0.75
December 2023	733,333	0.75
August 2024	45,834	0.75
	11,945,846	$0.41

Note 11 – Stock Options

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2019	779,120	$0.70
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2019	779,120	$0.70

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

As of September 30, 2019, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price

August 2020	50,000	50,000	$0.70
June 2021	200,000	200,000	0.70
August 2023	529,120	529,120	0.70
	779,120	779,120	$0.70

As of September 30, 2019, the weighted average remaining life of the options was 3.59 years.

During the three months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $119,908 and $126,829, respectively, which has been recorded as stock based compensation in the statements of operations. As of September 30, 2019 and 2018, there was $487,736 and $221,123, respectively, of unrecognized expense related to non-vested stock-based compensation arrangements.

The following table provides the details of the total stock-based payments expense during the three months ended September 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Employees and directors stock-based payments	$55,672	$126,829
Amortization of prepaid expense	97,569	-
Total	$153,241	$126,829

Note 12 – Segment Information

The following tables summarizes financial information by geographic segment.

For the three months ended September 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Net loss	$8,875	$21,966	$28,908	$2,780,035	$2,839,784

For the three months ended September 30, 2018:

	Antigua	Malta	Curacao	U.S.	Total
Net loss	$112,483	$8,641	$30,684	$721,115	$872,923

As of September 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$125,624	$35,561	$7,095	$264,078	$432,358

As of June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$202,546	$6,833	$7,095	$345,318	$561,792

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

(Expressed in U.S. dollars)

Note 13 – Subsequent Events

On October 1, 2019, the Company issued 33,333 shares of its common stock in relation to a sponsorship agreement

On October 8, 2019, the Company issued 626,693 shares of its common stock upon the exercise of 168,725 warrants upon a cashless exercise.

On October 9, 2019, the Company issued 168,725 shares of its common stock upon the exercise of 168,725 warrants upon a cashless exercise.

On October 30, 2019, the Company issued 100,000 shares of its common stock in relation to a consulting agreement.

On November 19, 2019, the Company and the Investors in its November 13, 2018 Offering have agreed to or entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. Certain of the November Waiver Agreements are subject to continuing discussions regarding partial repayment.

In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $0.75 per share and shall be in form substantially the same as the Warrants issued in the November 13, 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

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

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities, including the sale of securities in this offering. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of September 30, 2019 and June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the period ended September 30, 2019 as compared to the same period last year, are discussed below.

Revenue and Expenses

Our operating expenses are classified into several categories:

●	Directors Compensation

●	Consulting Fees

●	Professional Fees

●	General and Administrative Expenses

●	Stock Based Compensation

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2019	2018
	$	$

Directors’ compensation	37,767	13,271
Consulting Fees	121,959	166,315
General and administrative	358,820	540,370
Professional fees	54,480	25,995
Stock based compensation	119,908	126,829

Total operating expenses	692,934	872,780

Other expenses
Interest expense	(711,895)	(143)
Amortization expense	289,911	-
Change in fair value of derivative liabilities	(1,070,716)	-
Loss on extinguishment of debt	(2,795,582)	-

Net loss and comprehensive loss	(2,839,784)	(872,923)

Directors Compensation is comprised of cash and stock option compensation paid to the directors of the Company. These amounted to $37,767 for the three months ended September 30, 2019, compared to $13,271 for the three months ended September 30, 2018. The decrease of $24,496 in director’s compensation period over period is attributable primarily to the change of a board member to an executive officer during the quarter.

Consulting fees amounted to $121,959 for the three months ended September 30, 2019, compared to $166,315 for the three months ended September 30, 2018. The decrease of $44,356 in consulting fees period over period is attributable primarily to reduced fees of outside services to support the preparation of SEC filings combined with the conversion of consultants to personnel.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. These amounted to $54,480 for the three months ended September 30, 2019, compared to $25,995 for the three months ended September 30, 2018. The increase of $28,485 in professional fees period over period is attributable primarily to increases in accounting and audit fees for preparation and review of our filings with the Securities & Exchange Commission (“SEC”).

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. These amounted to $358,820 for the three months ended September 30, 2019, compared to $540,370 for the three months ended September 30, 2018. The decrease of $181,550 in General and Administrative Expenses is attributable primarily to the decrease in business development activities combined with and the conversion of consultants to personnel.

Stock based compensation refers to shares and stock options issued to employees and consultants as part of the compensation package. These amounted to $153,241 for the three months ended September 30, 2019, compared to $126,829 for the three months ended September 30, 2018. The increase of $26,412 in stock based compensation is primarily attributable to the vesting of options issued in prior years, the amortization of stock based compensation recorded for services rendered in the current year and recorded as a prepaid expense in prior year, and for the issuance of common stock issued for services.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended September 30, 2019 and 2018 are shown below:

	2019	2018
Cash used in operating activities	$(443,422)	$(383,802)
Cash used in investing activities	-	(18,132)
Cash provided by financing activities	440,000	248,397

Our projected capital requirements during the next 18 months are as follows:

Project	Estimated Cost
Launch our skill-based video game tournaments for play on mobile devices	$500,000
Launch our skill-based video game tournaments for play on PCs and video game consoles	$1,000,000
Obtain online gaming license from, and establish operations in, Malta	$1,000,000
Obtain online gaming license from, and establish operations in, an Asian country to be selected by us.	$500,000
Market our online betting services	$5,000,000

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

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following four material weaknesses that have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of September 30, 2019.

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

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending September 30, 2019. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, the Company issued 250,000 shares of its common stock to a consultant for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.
Date: November 19, 2019	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer

Date: November 19, 2019	By:	/s/ Christopher Malone
Christopher Malone Chief Financial Officer