Form 10-Q
period 2019-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2020-02-19
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 19, 2020, there were 6,226,432 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q for the Quarter ended December 31, 2019

TABLE OF CONTENTS

i

PART I – FINANCIAL INFORMATION

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2019	June 30, 2019
	(Unaudited)

ASSETS

Current assets
Cash	$53,283	$43,412
Prepaid expenses and other current assets - related parties	69,390	190,280
Prepaid expenses and other current assets	154,342	213,817
Total current assets	277,015	447,509

Fixed assets	12,145	16,577
Intangible assets	3,000	81,226
Other non-current assets	6,833	16,480

TOTAL ASSETS	$298,993	$561,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$833,662	$607,448
Due to shareholder	1,551	1,551
Convertible note	3,356,054	290,720
Derivative liabilities	5,590,540	4,655,031

Total liabilities	9,781,807	5,554,750

Stockholders’ equity (deficit)
Common stock $0.001 par value; 500,000,000 shares authorized, 5,937,670 and 5,849,208 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	5,938	5,849
Additional paid-in capital	6,573,865	4,955,380
Equity to be issued	30,000	230,000
Accumulated deficit	(16,092,617)	(10,184,187)
Total stockholders’ deficit	(9,482,814)	(4,992,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$298,993	$561,792

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Operating expenses:
General and administrative	$668,878	$514,781	$1,361,812	$1,387,560

Total operating expenses	668,878	514,781	1,361,812	1,387,560

Operating loss	(668,878)	(514,781)	(1,361,812)	(1,387,560)

Interest expense	(1,550,418)	(797,509)	(2,262,313)	(797,652)
Net amortization of debt discount and premium on convertible debt	(840,170)	(55,621)	(550,259)	(55,621)
Change in fair market value of derivative liabilities	16,631	(756,053)	1,087,347	(756,053)
Loss on extinguishment of debt	-	-	(2,795,582)	-
Impairment of intangible asset	(67,131)		(67,131)
Gain on settlement of debt	42,896	-	42,896
Foreign Exchange Loss	(1,577)	-	(1,577)	-

Loss before income taxes	(3,068,646)	(2,123,964)	(5,908,430)	(2,996,886)

Income tax expense	-	-	-	-

Net loss and comprehensive loss	$(3,068,646)	$(2,123,964)	$(5,908,430)	$(2,996,886)
Basic and diluted loss per common share	$(0.52)	$(0.37)	$(1.00)	$(0.52)

Weighted average number of common shares outstanding, basic and diluted	5,924,230	5,811,900	5,893,513	5,749,997

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Common Stock		Additional paid-in	Equity to	Accumulated
	Shares	Amount	capital	be issued	Deficit	Total

Balance as at July 1, 2019	5,849,208	$5,849	$4,955,380	$230,000	$(10,184,187)	$(4,992,958)
Common stock and warrants issued for services	16,667	17	199,983	(200,000)	-	-
Stock based compensation	-	-	55,672	-	-	55,672
Net loss for the period	-	-	-	-	(2,839,784)	(2,839,784)
Balance as at September 30, 2019	5,865,875	5,866	5,211,035	30,000	(13,023,971)	(7,777,070)
Common stock issued for services	8,889	9	57,991	-	-	58,000
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Warrants exercised for cash	4,444	4	9,996	-	-	10,000
Non-cash warrant exercised	53,027	53	1,222,549	-	-	1,222,602
Stock based compensation	-	-	45,397	-	-	45,397
Net loss for the period	-	-	-	-	(3,068,646)	(3,068,646)
Balance as at December 31, 2019	5,937,670	$5,938	$6,573,865	$30,000	$(16,092,617)	$(9,482,814)

Balance as at July 1, 2018	5,572,084	$5,572	$3,684,266	$379,102	$(3,802,822)	$266,118
Common stock issued for services	11,000	11	139,489	(127,500)	-	12,000
Reduction in equity to be issued upon issuance of common stock	13,778	14	30,986	(31,000)	-	-
Warrants exercised for cash	195,111	195	468,804	(220,602)	-	248,397
Issuance of stock options	-	-	126,829	-	-	126,829
Equity to be issued	-	-	-	62,000	-	62,000
Net loss for the period	-	-	-	-	(872,923)	(872,923)
Balance as at September 30, 2018	5,791,973	5,792	4,450,374	62,000	(4,675,745)	(157,579)
Common stock issued for services	9,000	9	88,491	-	-	88,500
Warrants exercised for cash	17,568	18	39,878	-	-	39,896
Issuance of stock options	-	-	41,630	-	-	41,630
Equity to be issued	-	-	-	(62,000)	-	(62,000)
Net loss for the period	-	-	-	-	(2,123,963)	(2,123,963)
Balance as at December 31, 2018	5,818,541	$5,819	$4,620,374	$-	$(6,799,708)	$(2,173,516)

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,908,430)		$(2,996,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	329,960		268,959
Amortization and depreciation	15,527		25,664
Impairment of intangible asset	67,131		-
Net amortization of debt discount and premium on convertible debt	550,259		55,621
Change in the fair market value of derivative liabilities	(1,087,347)		756,053
Loss on extinguishment of debt	2,795,582		-
Non-cash interest expense	2,064,749		436,273
Gain on settlement of debt	(42,896)		-
Changes in operating assets and liabilities:
Accounts receivable	-		(835)
Prepaid expenses	19,123		164,141
Accounts payable and accrued expenses	226,214		352,453
Net cash used in operating activities	(970,129)		(938,557)

Cash flows from investing activities:

Rent security deposit	-		(16,480)
Purchase of intangible assets	-		(1,869)
Purchase of equipment	-		-
Net cash used in investing activities	-		(18,349)

Cash flows from financing activities:

Proceeds from promissory convertible note	1,160,000		2,050,000
Repayment of promissory convertible note	(105,000)		(56,500)
Deferred financing costs	(85,000)		(410,772)
Proceeds from exercise of warrants	10,000		288,290
Net cash provided by financing activities	980,000		1,871,018

Net increase in cash	9,871		914,112

Cash, beginning of period	43,412		100,167

Cash, end of period	$53,283		$1,014,279

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-		$-
Income taxes	$-		$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Extinguishment of derivative liability associated with extinguishment of convertible notes	$1,426,323		$-
Extinguishment of debt discount associated with extinguishment of convertible notes	$1,909,280		$-
Debt discount and derivative liability associated with amended and restated note	$1,565,617		$-
Increase in principal amount of convertible debt associated with amended and restated note	$660,000		$-
Derivative liability associated with convertible notes entered into	$1,136,231		$-
Debt discount associated with convertible notes entered into	$1,276,000		$-
Extinguishment of derivative liability associated with cashless warrant exercise	$1,222,602		$-
Original issuance discount of convertible notes	$116,000	$

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

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

At the current time, under our existing Curacao license, we are able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We do not accept wagers from United States residents at this time.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2019, the Company had an accumulated deficit of $16,092,617 and a working capital deficiency of $9,504,792. The Company has not generated any revenues during the six months ended December 31, 2019 and 2018. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s evaluations are based on relevant conditions and events that are known and reasonably to be knowable as of February 19, 2020. Based on the information above, management believes that it is probable that management will be unable to meet its obligations as they come due within one year that the financial statements are issued.

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

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

The following securities were excluded from weighted average diluted common shares outstanding for the six months ended December 31, 2019 and 2018 because their inclusion would have been antidilutive.

	As of December 31,
	2019	2018
Common stock equivalents:
Common stock options	51,942	46,608
Warrants issued with notes and placement agent warrants	807,717	436,765
Convertible notes	375,834	537,778
Equity to be issued	2,667	-
Totals	1,238,160	1,021,151

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

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

December 31, 2019

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

Note 4 – Fixed Assets

Fixed assets as of December 31, 2019 and June 30, 2019 consists of the following:

	December 31, 2019	June 30, 2019
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(22,546)	(18,114)
Net carrying value	$12,145	$16,577

During the six months ended December 31, 2019 and 2018, the Company recorded total depreciation expense of $4,432 and $4,477, respectively.

Note 5 – Intangible Assets

Intangible assets as of December 31, 2019 and June 30, 2019 consists the following:

	December 31, 2019	June 30, 2019
Online gaming website	$127,133	$127,133
Accumulated amortization	(63,002)	(45,907)
Impairment of intangible assets	(67,131)	-
Net carrying value	$3,000	$81,226

During the six months ended December 31, 2019 and 2018, the Company recorded total amortization expense of $11,095 and $21,187, respectively.

During the six months ended December 31, 2019 and 2018, the Company recorded total impairment expense of $67,131 and $0, respectively.

Note 6. Related Party Transactions

The Company entered into transactions and owes balances related to cash to officers and directors.

a) The Company currently leases office space from the Chief Executive Officer of the Company, Grant Johnson. During the six months ended December 31, 2019 and 2018, the Company incurred rent of $4,800 for both periods, charged by its Chief Executive Officer. As of December 31, 2019 and 2018, the Company owed $0 and $1,200, respectively, to its Chief Executive Officer related to rent payments.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

b) The Company provides an expense advance to David Watt, a Director of the Company. For the six months ended December 31, 2019 and 2018, the Company had provided an expense advance of $19,337 and $16,023, respectively, to Mr. Watt. As of December 31, 2019 and June 30, 2019, the Company included in prepaid expenses and other current assets – related party $16,050 for both periods related to David Watt’s expense advance.

c) During the six months ended December 31, 2019 and 2018, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $20,505 and $0, respectively, related to the development of the Company’s online gaming website. Mr. Rozum is the controlling shareholder of Swiss and was a director and the CTO of the Company until his resignation on September 19, 2019. As of December 31, 2019 and June 30, 2019, the Company owed $36,650 and $93,265, respectively to Swiss.

d) During the six months ended December 31, 2019 and 2018, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $0 and $243,426, respectively and rent expense, totaling $0 and $35,379, respectively. Mr. Rozum is the controlling shareholder of Ardmore and was a director and the CTO of the Company until his resignation on September 19, 2019. As of December 31, 2019 and June 30, 2019, the Company owed $0 and $9,230, respectively.

Note 7 – Commitments and contingencies

Swiss Interactive – Related Party

On April 7, 2019, we entered into the Software Transfer Agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000, the consummation of which was contingent upon either the Company’s completion of (i) any private placement offerings or registered public offerings pursuant to which the Company receives proceeds in excess of $6,000,000 or (ii) any private or public offerings in connection with the listing of the Company’s securities on a national securities exchange (“Qualified Offering”). If the Company did not complete a Qualified Offering within six months of the execution date of the transfer agreement, such agreement would become void and the Company and Swiss Interactive would continue to abide by the terms of the existing Betting Gaming Platform Software Agreement entered into with Swiss Interactive Software GmbH on June 12, 2014 (the “Original Software Licensing Agreement”). On November 6, 2019 the Software Transfer Agreement was terminated.

Consultant Agreements

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement are based on the percentage of total revenues per month ranging from 5.0% to 10.0%. Monthly fees for platform support and maintenance services are set at a minimum of 2,500 Euros ($2,859) and a maximum of 25,000 Euros ($28,595). The Company must provide 30 days’ notice to terminate the agreement. During the quarter ended December 31, 2019, the Betting Gaming Platform Software Agreement was terminated

On August 1, 2017, the Company entered into a consulting agreement with a consultant for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for six consecutive months the base annual compensation will increase to $72,000 per year.

On July 13, 2018, the Company entered into an agreement in principle with a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as of December 31, 2019 and June 30, 2019. In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000. This agreement is subject to completion of an offering.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Contingencies

Boustead Securities, LLC (“Boustead”) has notified the Company that it owes Boustead $192,664, as well as warrants to purchase 94,528 shares of common stock of the Company, as compensation for their acting as the placement agent for the sale of Company securities between June 2017 and 2018. Unless this matter is settled, Boustead has notified us that they plan to file an arbitration claim to resolve this dispute. Management believes this claim to be without merit as it is management’s position that Boustead has been paid in full for the services provided and that no further cash or warrants are owed. The JAMS arbitration was originally scheduled for the end of January 2020 and has since been deferred to April 2020.

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

Note 8 – Convertible Debt

$2,200,000 Secured Convertible Note

On November 13, 2018 (the “November 13, 2018 Offering”), the Company issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 244,445 warrants for net proceeds of $2,000,000 (the “Notes”). Cash fees paid for financing costs were $336,193. The Notes are secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $9.0 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $9.0. The Notes also contain certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the Notes contain an embedded conversion option that is indexed to the Company’s stock which contain an optional cash settlement feature. Therefore, the embedded conversion option is subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

In connection with the issuance of the Note, the Company issued the holders warrants to purchase our common stock. The warrant is exercisable until November 13, 2021 for 244,445 of shares at a purchase price of $11.25 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $11.25. The Company has concluded that the Warrants contain an optional cash settlement feature. Therefore, the Warrants are subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Additionally, the Company issued its placement agents warrants to purchase its common stock. The warrant is exercisable until December 12, 2023 for 48,889 of shares at a purchase price of $11.25 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $11.25. The Company has concluded that the Warrants contain an optional cash settlement feature. Therefore, the Warrants are subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

On July 17, 2019, the Company and the investors (the “Investors”) in its November 13, 2018 Offering entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the Waiver Agreement, the Investors waived the exercise of remedies with regard to certain breaches of agreements and any and all events of defaults between the Company and the Investors, including the Notes, Warrants, and Securities Purchase Agreements (the “Transaction Documents”).

In consideration for the Investors entrance into the Waiver Agreements, the Company increased the principal amount of each Note issued in the November 13, 2018 Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”). Additionally, for its role as lead investor, facilitator and negotiating the terms of the Waiver Agreement, the Company issued to Cavalry Fund I LP warrants to purchase 3,333 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $11.25 per share (the “Cavalry Warrant”).

The Company evaluated the debt modification for the Amended and Restated Note in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2,200,000 Secured Convertible Note was written off and the Amended and Restated Note was recorded at fair value as of July 17, 2019. On July 17, 2019 the Company wrote off the remaining principal balance of $2,200,000 and recorded the Amended and Restated Note at fair market value in the amount of $4,476,412. On July 17, 2019, of the $4,476,412 fair market value, $2,860,000 represents the face amount of the Amended and Restated Note and $1,616,412 represents the deemed premium paid for the Amended and Restated Note which was recorded as additional debt principal to be amortized over the remaining life of the Amended and Restated Note. The Company accelerated the remaining amortization of the July 17, 2019 premium on November 19, 2019. For the six months ended December 31, 2019, the Company recorded a reduction to amortization expense in the amount of $1,616,412 for the amortization of the deemed premium and a loss on extinguishment of debt in the amount of $2,795,582.

On November 19, 2019, the Company and the Investors in its November 13, 2018 Offering have agreed to or entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. In connection with the November Waiver Agreement, two investors received partial repayment.

In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $11.25 per share and shall be in form substantially the same as the Warrants issued in the November 13, 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

The Company evaluated the debt modification for the Amended and Restated Note in accordance with ASC 470-50 and concluded that the debt did not qualify for debt extinguishment as the 10% cash flow test was not met. As a result, the additional warrants issued in connection with the waiver were fair valued and recorded as a debt discount, and are being amortized to interest expense over the remaining term of the debt. In addition, the Company incurred $50,000 of deferred financing fees in connection with the modification and expensed the fees to interest expense immediately.

These notes matured on February 14th and the Company is in active good faith discussions with the noteholders to extend the maturity date. No defaults have been called.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

Private Placement Offerings

On August 14, 2019 and August 29, 2019, the Company consummated the initial closings (“Initial Closings”) of a private placement offering (the “Offerings”) whereby the Company entered into those certain securities purchase agreement (the “August 2019 Purchase Agreements”) with seven (7) accredited investors (the “August Investors”). Pursuant to the August 2019 Purchase Agreements, the Company issued the August Investors those certain convertible promissory notes (the “August Convertible Promissory Notes”) in the aggregate principal amount of $522,500 (including a 10% original issue discount) and warrants (the “August Investor Warrants”) to purchase 58,057 shares of the Company’s common stock for aggregate gross proceeds of $475,000.

On October 11, 2019 and December 16, 2019, Company consummated additional closings of the Offerings whereby the Company entered into certain securities purchase agreement accredited investors (the “Q2 Closings”). Pursuant to the Q2 Closings, the Company issued the investors those certain convertible promissory notes (the “Q2 Promissory Notes”) in the aggregate principal amount of $753,500 (including a 10% original issue discount) and to purchase 92,278 shares of the Company’s common stock for aggregate gross proceeds of $685,000.

The August Convertible Promissory Notes and Q2 Promissory Notes, together and in the aggregate the (“Bridge Notes”) accrue interest at a rate of 5% per annum and are initially convertible into shares of the Company’s common stock at a conversion price of $9.00 per share, subject to adjustment (the “Conversion Price”). The Bridge Notes contain a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Bridge Notes, upon the closing of a Qualified Offering (as defined therein) converts into the securities offered in such a Qualified Offering at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Bridge Notes contain customary events of default (each an “Event of Default”) and mature on August 14, 2020, August 29, 2020, October 16, 2020 and December 6, 2020. If an Event of Default occurs, the outstanding principal amount of the Bridge Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Bridge Notes will become, at the holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Bridge Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Bridge Notes.

Pursuant to the Bridge Notes, each investor was entitled to 100% warrant coverage, such that investor in the Bridge Notes received the same number of warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of the Bridge Notes as of the date of issuance. The warrants issued in accordance with the Bridge Notes are exercisable at a price of $11.25 per share, subject to adjustment from the date of issuance through August 14, 2022, August 29, 2022, October 11, 2022 and December 16, 2022.

Joseph Gunnar & Co., LLC (the “Placement Agent”) acted as placement agent for the Offerings and received cash compensation of $85,000 and warrants to purchase 20,778 shares of the Company’s common stock, at an initial exercise price of $11.25 per share, subject to adjustment (“Agent Warrants”). The Agent Warrants may be exercised on a “cashless” basis and expire in August 14, 2024 and August 29, 2024.

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

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	Face Value
	December 31, 2019	June 30, 2019
Face value of Amended and Restated Note	$2,755,000	$2,200,000
Face value of Bridge Notes	1,276,000	-
Total face value	4,031,000	2,200,000
Aggregate debt discount	(674,946)	(1,919,280)
Carrying value	$3,356,054	$290,720

The carrying value of the aggregate secured convertible notes at December 31, 2019 and June 30, 2019 was $3,356,054and $290,720, respectively.

Discounts and premiums on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is greater than face value. Discounts and premiums are amortized through charges to and reductions to amortization of interest expense using the effective interest rate method over the term of the debt agreement. Amortization of debt discounts amounted to $2,166,670 and amortization of debt premium amounted to $1,616,411, which resulted in expense from net amortization in the amount of $550,259 during the six months ended December 31, 2019. During the six months ended December 31, 2018, the Company recorded amortization of debt discount in the amount of $55,621.

Derivative Liabilities

The carrying value of the compound embedded derivative and warrant derivative liabilities are on the balance sheet, with changes in the carrying value being recorded as a change in fair market value of derivative liabilities on the statements of operations and comprehensive loss.

The components of the compound embedded derivative and warrant derivative liabilities as of December 31, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$4,031,000 face value secured convertible notes	447,889	$1,958,893
Warrant derivative liabilities (Issued with Notes)	310,496	3,079,230
Warrant derivative liabilities (Placement agent Warrants)	73,000	552,417
	831,385	$5,590,540

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes	244,444	$1,777,363
Warrant derivative liabilities (Issued with Notes)	244,445	2,398,057
Warrant derivative liabilities (Placement agent Warrants)	48,889	479,611
	537,778	$4,655,031

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of December 31, 2019.

	Amounts at	Fair Value Measurement Using Level 3 Inputs Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$1,958,893	$-	$-	$1,958,893
Derivative liability – warrants	3,631,647	-	-	3,631,647
Total	$5,590,540	$-	$-	$5,590,540

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended December 31, 2019:

Amount
Balance at June 30, 2019	$4,655,031
Change due to warrant exercise	(1,222,602)
Change due to extinguishment of debt	(1,426,323)
Change due to acquired amended and restated note	3,513,920
Change due to issuance of warrants	2,210,550
Change in fair value of derivative liabilities	(1,863,171)
Change in fair value of warrant liabilities	(233,969)
Change due to redemption of convertible debt	(42,896)
$5,590,540

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

The fair value of the derivative conversion features and warrant liabilities as of December 31, 2019 were calculated using a Monte-Carlo option model valued with the following assumptions:

December 31, 2019
Dividend yield	0%
Expected volatility	171.4% - 244.6%
Risk free interest rate	1.9% - 2.3%
Contractual term (in years)	0.12 – 5.02
Conversion/Exercise price	$4.20 - $12.00

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

Note 9 – Common Stock

Issued Common Stock

During the six months ended December 31, 2018, the Company issued 110,667 shares of its common stock related to the exercise warrants with a weighted average exercise price of $2.55 per share.

During the six months ended December 31, 2018, the Company issued 84,444 shares of its common stock related equity to be issued for the exercise of warrants in a previous period with an exercise price of $2.55 per share. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the six months ended December 31, 2018. For the six months ended December 31, 2018, the Company recorded $220,602 as a reduction in equity to be issued.

During the six months ended December 31, 2018, the Company issued 13,778 shares of its common stock related to a subscription agreement entered into in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the six months ended December 31, 2018. For the six months ended December 31, 2018, the Company recorded $31,000 as a reduction in equity to be issued.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

During the six months ended December 31, 2018, the Company issued 11,000 shares of its common stock related to services received in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018. For the six months ended December 31, 2018, the Company recorded $127,500 as a reduction in equity to be issued and $6,000 as stock based compensation

On October 1, 2019, the Company issued 2,222 shares of its common stock in relation to a sponsorship agreement

On October 8, 2019, the Company issued 41,780 shares of its common stock upon the exercise of 79,444 warrants upon a cashless exercise.

On October 9, 2019, the Company issued 11,248 shares of its common stock upon the exercise of 21,389 warrants upon a cashless exercise.

On October 30, 2019, the Company issued 6,667 shares of its common stock in relation to a consulting agreement.

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

In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $11.25 per share and shall be in form substantially the same as the Warrants issued in the November 13, 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

During the six months ended December 31, 2019, the Company issued 4,444 shares of its common stock related to the exercise warrants with a weighted average exercise price of $2.25 per share.

During the six months ended December 31, 2019, the Company issued 16,667 shares of its common stock related to a consulting agreement dated June 4, 2019. These shares were recorded as equity to be issued at June 30, 2019, and during the six months ended December 31, 2019, the Company recorded $230,000 as a reduction to equity to be issued. As of December 31, 2019, the Company recorded a prepaid expense in the amount of $150,000 related to the value of the common stock granted for future services to be rendered.

Note 10 – Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding, June 30, 2019	727,779	$6.30	2.09 years	$2,563,939
Issued	190,996	11.25	-	-
Exercised	(105,279)	7.65	-	-
Expired	(5,779)	13.35	-	-
Outstanding and Exercisable, December 31, 2019	807,717	$6.75	2.15 years	$655,231

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

There were 105,279 warrants exercised during the six months ended December 31, 2019. The intrinsic value of the warrants exercised during the six months December 31, 2019 and 2018 was $0 and $1,789,666, respectively.

As at December 31, 2019, the following warrants were outstanding:

Expiry Date	Number of Warrants Issued and Exercisable	Weighted Average Exercise Price
February 2020	23,333	2.25
March 2020	81,111	2.25
June 2020	30,000	2.70
July 2020	45,333	3.30
August 2020	66,667	3.90
November 2021	143,661	11.25
March 2022	177,777	2.25
August 2022	63,556	11.25
October 2022	3,333	11.25
December 2023	48,889	11.25
August 2024	3,056	11.25
November 2024	121,051	11.25
	807,717	$6.75

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2019	51,942	$10.50
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	51,941	$10.50

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

December 31, 2019

(Unaudited)

(Expressed in U.S. dollars)

As of December 31, 2019, the following options were outstanding:

Expiry Date	Number of Options Issued	Number of Options Exercisable	Weighted Average Exercise Price

August 2020	3,333	3,333	$10.50
June 2021	13,334	13,334	10.50
August 2023	35,275	35,275	10.50
	51,942	51,942	$10.50

As of December 31, 2019, the weighted average remaining life of the options was 4.9 years.

During the six months ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $329,960 and $268,959, respectively, which has been recorded as stock based compensation in the statements of operations. As of December 31, 2019 and 2018, there was $165,677 and $207,321, respectively, of unrecognized expense related to non-vested stock-based compensation arrangements.

The following table provides the details of the total stock-based payments expense during the six months ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Employees and directors’ stock-based payments	$101,070	$268,959
Amortization of prepaid expense	228,890	-
Total	$329,960	$268,959

Note 12 – Segment Information

The following tables summarizes financial information by geographic segment.

For the six months ended December 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$26,462	$38,978	$94,549	$5,748,441	$5,908,430

For the six months ended December 31, 2018:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$-	$71,517	$39,591	$2,885,778	$2,996,886

As of December 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$106,816	$54,853	$2,257	$135,067	$298,993

As of June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$202,546	$6,833	$7,095	$345,318	$561,792

Note 13 – Subsequent Events

On January 22, 2020, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Nevada to effect a one-for-fifteen reverse stock split of the Company’s outstanding shares of common stock. As a result of the reverse stock split, every fifteen shares of the Company’s outstanding pre-reverse split common stock were combined and reclassified into one share of common stock. Unless otherwise noted, all share and per share data included in these financial statements retroactively reflect the 1-for-15 reverse stock split.

On January 17, 2020 the Company entered into Exchange Agreements with 18 of its investors whereby the investors agreed to exchange warrants to purchase an aggregate of 288,722 shares of common stock for 288,722 shares of the Company’s restricted common stock.

On February 14, 2020 the notes matured without an amendment to the terms. The Company is not in compliance with the covenants and is in active good faith discussions with the noteholders to extend the maturity date. No defaults have been called.

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

At the current time, under our existing Curacao license, we are able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We do not accept wagers from United States residents at this time. We have applied for an online gaming service license from the Malta Gaming Authority. If our application is approved and a license is issued, we expect that residents in a number of European Union member states will be able to place bets on our website. We are also able to accept payments from additional third party payment providers. Money Matrix, a licensed regulated financial institution and our third party payment platform, updates the jurisdictions we are able to accept bets from on a real time basis as these changes occur.

Although official competitions have long been a part of video game culture, participation and spectatorship of such events have seen a global surge in popularity over the last few years with the rapid growth of online streaming. The advent of online streaming technology has turned esports into a global industry that includes professional players and teams competing in major events that are simultaneously watched in person in stadiums, and by online viewers, which regularly exceed 1,000,000 viewers for major tournaments. Much like how there is a worldwide gaming market for the sports industry, there has now developed a worldwide gaming market for the esports industry. The impact has been so significant that many video game developers are now building features into their games designed to facilitate competition.

According to Newzoo, a global leader in esports, games and mobile intelligence, it is expected that the total global esports audience will reach 453.8 million in 2019. Esports Enthusiasts, which are people who watch professional esports content at least once a month, will make up 201.2 million of the total up from 143.2 million in 2017, with a compound annual growth rate (“CAGR”) (2017-2022) of +15.7% to reach almost 297 million in 2022. The global average revenue per Esports Enthusiast, which includes not only gaming revenue, but also sponsorships advertising and all other esports related revenues, is projected to be $5.45 in 2019, up +8.9% from $5.00 in 2018. The number of occasional esports viewers, (people who watch professional esports content less than once a month), is expected to reach 252.6 million in 2019, up from 221.6 million in 2018, and is projected to grow with a CAGR of +12.6% to surpass 347 million in 2022. The number of people who are aware of esports worldwide is expected to reach 1.8 billion in 2019, up from 1.6 billion in 2018. China is expected to contribute most to global esports awareness, with 500.2 million people aware of esports in 2019. The increasing prominence of esports as a mainstream entertainment industry is driving the growth in awareness in most regions. Audience and awareness growth in the emerging regions of Latin America, Middle East and Africa, Southeast Asia, and Rest of Asia is largely driven by improving IT infrastructure and urbanization. We believe the rise of new franchises, such as Player Unknown’s Battlegrounds or PubG, is an important global growth factor as the influx of millennials should continue to drive the growth of the esports industry’s audience and in turn, the esports gaming industry.

In 2018, there were 737 major esports events that generated an estimated $54.7 million in ticket revenues, up from $32 million in 2016, but down from $58.9 million in 2017. The total prize money of all esports events held in 2018 reached $150.8 million, after breaking the $100 million mark for the first time in 2017. The League of Legends World Championship was 2018’s biggest tournament by live viewership hours on Twitch, with 53.8 million hours. It also produced $1.9 million in ticket revenues. The Overwatch League was the most-watched league by live viewership hours on Twitch, generating 79.5 million hours.

According to Statista, the amounts wagered on esports betting is expected to grow from $315 million in 2015 to $23.5 billion in 2020. Forbes magazine projects fans of esports will wager $23 billion on professional esports events by 2020.

We believe that as the size of the market and the number of Esports Enthusiasts continues to grow, so will the number of Esports Enthusiasts who gamble on events, which would likely increase the demand for our platform.

Going Concern

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities, including the sale of securities in this offering. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of December 31, 2019 and June 30, 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements included in this 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the period ended December 31, 2019 as compared to the same period last year, are discussed below.

Revenue and Expenses

Our operating expenses are classified into several categories:

●	Directors Compensation
●	Consulting Fees
●	Professional Fees
●	General and Administrative Expenses
●	Stock Based Compensation

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
	$	$	$	$

Directors’ compensation	16,250	13,270	37,767	26,541
Consulting Fees	100,066	93,822	238,275	260,137
General and administrative	250,291	317,696	609,110	858,066
Professional fees	92,220	48,363	146,700	74,357
Stock based compensation	210,051	41,630	329,960	168,459

Total operating expenses	668,878	514,781	1,361,812	1,387,560

Other expenses
Interest expense	(1,550,418)	(797,509)	(2,262,313)	(797,652)
Amortization expense	(840,170)	(55,621)	(550,259)	(55,621)
Change in fair value of derivative liabilities	16,631	(756,053)	1,087,347	(756,053)
Loss on extinguishment of debt			(2,795,582)
Gain on settlement of debt	42,896		42,896
Impairment of intangible asset	(67,131)		(67,131)
Foreign Exchange Loss	(1,576)		(1,576)

Net loss and comprehensive loss	(3,068,646)	(2,123,964)	(5,908,430)	(2,996,886)

Directors Compensation is comprised of cash and stock based compensation paid to the directors of the Company. Directors compensation during the three months ended December 31, 2019 totaled $16,250, an increase of $2,980, compared to $13,270 recorded for the three months ended December 31, 2018. Directors compensation during the six months ended December 31, 2019 totaled $37,767, an increase of $11,226, compared to $26,541 recorded for the six months ended December 31, 2018. The increase in director’s compensation period over period is attributable primarily to the change of the board with the addition of a new independent director in December 2019, and partially offset by a reversal of a previous quarter over accrual.

Consulting fees during the three months ended December 31, 2019 totaled $100,066, an increase of $6,244, compared to $93,822 recorded for the three months ended December 31, 2018. Consulting fees during the six months ended December 31, 2019 totaled $238,275, an decrease of $21,862, compared to $260,137 recorded for the six months ended December 31, 2018 . The decrease in consulting fees period over period is attributable primarily to decreased fees of outside services in connection with platform services, offset by increases in fees to support the preparation of SEC filings combined with consulting costs related to the potential public offering of its securities.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. Professional Fees during the three months ended December 31, 2019 totaled $92,220, an increase of $43,857, compared to $48,363 recorded for the three months ended December 31, 2018. Professional Fees during the six months ended December 31, 2019 totaled $146,700, an increase of $72,343, compared to $74,357 recorded for the six months ended December 31, 2018. This increase in professional fees period over period is attributable primarily to increases in accounting and audit fees for preparation and review of our filings with the SEC

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. General and Administrative Expenses during the three months ended December 31, 2019 totaled $250,291, a decrease of $67,405, compared to $317,696 recorded for the three months ended December 31, 2018. General and Administrative Expenses during the six months ended December 31, 2019 totaled $609,110, a decrease of $248,956, compared to $858,066 recorded for the six months ended December 31, 2018. The decrease in General and Administrative Expenses is attributable primarily to the decrease in business development activities combined with the reduced activities in Antigua.

Stock based compensation refers to shares and stock options issued to employees and consultants as part of the compensation package. Stock based compensation during the three months ended December 31, 2019 totaled $210,051, an increase of $168,421, compared to $41,630 recorded for the three months ended December 31, 2018. Stock based compensation during the six months ended December 31, 2019 totaled $329,960, an increase of $161,501, compared to $168,459 recorded for the six months ended December 31, 2018. The increase in stock based compensation is primarily attributable to the vesting of options issued in prior years, the amortization of stock based compensation recorded for services rendered in the current year and recorded as a prepaid expense in prior year, and for the issuance of common stock issued for services.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended December 31, 2019 and 2018 are shown below:

	2019	2018
Cash used in operating activities	$(970,129)	$(938,557)
Cash used in investing activities	-	(18,349)
Cash provided by financing activities	980,000	1,871,018

Our projected capital requirements during the next 18 months are as follows:

Project	Estimated Cost
Launch our skill-based video game tournaments for play on mobile devices	$500,000
Launch our skill-based video game tournaments for play on PCs and video game consoles	$1,000,000
Obtain online gaming license from, and establish operations in, Malta	$1,000,000
Obtain online gaming license from, and establish operations in, an Asian country to be selected by us.	$500,000
Market our online betting services	$5,000,000

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

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2019, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of December 31, 2019.

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

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending December 31, 2019. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six months ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings

From time to time, we are a defendant or plaintiff in various legal actions that arise in the normal course of business.

In September 2018, Boustead Securities, LLC (“Boustead”) notified us via letter of a claim that they were owed $192,664, as well as warrants to purchase 94,527 shares of our common stock as compensation for their acting as the placement agent for the sale of our securities between June 2017 and 2018. This matter was then brought to JAMS pursuant to an arbitration clause in the placement agent agreement entered into by the Company and Boustead. It is our position that we have paid Boustead in full for the services it provided to us. We have denied that we owe Boustead any additional cash or warrants and have filed motions to dismiss these claims as well as filed counterclaims against Boustead. We plan to continue to vigorously defend the Company against these claims.

The JAMS arbitration was originally scheduled for the end of January 2020 but has since been postponed until April.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2019, the Company issued 16,667 shares of its common stock to a consultant for services.

During the six months ended December 31, 2019, the Company issued 4,444 shares of its common stock related to the exercise warrants with a weighted average exercise price of $2.25 per share.

On October 1, 2019, the Company issued 2,222 shares of its common stock in connection with a sponsorship agreement.

On October 8, 2019, the Company issued 41,780 shares of its common stock upon the exercise of 79,444 warrants upon a cashless exercise.

On October 9, 2019, the Company issued 11,248 shares of its common stock upon the exercise of 21,389 warrants upon a cashless exercise.

On October 30, 2019, the Company issued 6,667 shares of its common stock in connection with a consulting agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Waiver Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 20, 2019).
10.2	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 20, 2019).
10.3	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 20, 2019).
10.4	Form of Warrant (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 20, 2019).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: February 19, 2020	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer

Date: February 19, 2020	By:	/s/ Christopher Malone
Christopher Malone Chief Financial Officer