Form 10-Q
period 2020-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2020-05-20
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Registrant’s telephone number, including area code: 356 2757 7000

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered Symbol(s)
Common Stock	GMBL	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	GMBLW	The Nasdaq Stock Market LLC

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

As of May 15, 2020, there were 9,673,648 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q for the Quarter ended March 31, 2020

TABLE OF CONTENTS

i

Part I – Financial Information

Item 1 – Condensed Consolidated Financial Statements (Unaudited).

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	June 30, 2019
	(Unaudited)

ASSETS

Current assets
Cash	$9,439	$43,412
Prepaid expenses and other current assets - related parties	5,136	190,280
Prepaid expenses and other current assets	125,000	213,817
Total current assets	139,575	447,509

Fixed assets	10,158	16,577
Intangible assets	2,500	81,226
Other non-current assets	6,833	16,480

TOTAL ASSETS	$159,066	$561,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$1,134,521	$607,448
Due to shareholder	-	1,551
Convertible note	4,031,000	290,720
Derivative liabilities	8,959,896	4,655,031

Total liabilities	14,125,417	5,554,750

Stockholders’ deficit
Common stock $0.001 par value; 500,000,000 shares authorized, 6,267,007 and 5,849,208 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	6,267	5,849
Additional paid-in capital	8,397,830	4,955,380
Equity to be issued	30,000	230,000
Accumulated deficit	(22,400,448)	(10,184,187)
Total stockholders’ deficit	(13,966,351)	(4,992,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$159,066	$561,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Operating expenses:
General and administrative	$551,058	$1,121,747	$1,912,870	$2,509,307

Total operating expenses	551,058	1,121,747	1,912,870	2,509,307

Operating loss	(551,058)	(1,121,747)	(1,912,870)	(2,509,307)

Interest expense	(23,479)	(3,834,529)	(2,285,792)	(4,632,181)
Net amortization of debt discount and premium on convertible debt	(674,946)	(1,120,703)	(1,225,205)	(1,176,324)
Change in fair market value of derivative liabilities	(6,952,798)	2,681,801	(5,865,451)	1,925,748
Loss on extinguishment of debt	-	-	(2,795,582)	-
Gain on Warrant Exchange	1,894,418	-	1,894,418	-
Impairment of intangible asset	-	-	(67,132)	-
Gain on settlement of debt	-	-	42,896	-
Foreign exchange gain (loss)	33	-	(1,544)	-

Loss before income taxes	(6,307,831)	(3,395,178)	(12,216,261)	(6,392,064)

Income tax expense	-	-	-	-

Net loss and comprehensive loss	$(6,307,831)	$(3,395,178)	$(12,216,261)	$(6,392,064)
Basic and diluted loss per common share	$(1.02)	$(0.58)	$(2.04)	$(1.11)

Weighted average number of common shares outstanding, basic and diluted	6,183,944	5,821,875	5,989,619	5,751,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Changes in Stockholders Equity (Deficit)

(Unaudited)

	Common Stock		Additional paid-in	Equity to be	Accumulated
	Shares	Amount	capital	issued	Deficit	Total

Balance as at July 1, 2019	5,849,208	$5,849	$4,955,380	$230,000	$(10,184,187)	$(4,992,958)
Common stock and warrants issued for services	16,667	17	199,983	(200,000)	-	-
Stock based compensation	-	-	55,672	-	-	55,672
Net loss for the period	-	-	-	-	(2,839,784)	(2,839,784)
Balance as at September 30, 2019	5,865,875	5,866	5,211,035	30,000	(13,023,971)	(7,777,070)
Common stock issued for services	8,889	9	57,991	-	-	58,000
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Common stock issued up warrants exercised for cash	4,444	4	9,996	-	-	10,000
Non-cash warrant exercised	53,028	53	1,222,549	-	-	1,222,602
Stock based compensation	-	-	45,398	-	-	45,398
Net loss for the period	-	-	-	-	(3,068,646)	(3,068,646)
Balance as at December 31, 2019	5,937,671	$5,938	$6,573,866	$30,000	$(16,092,617)	$(9,482,814)
Common stock issued for warrant exchange	288,722	289	1,688,735	-	-	1,689,024
Common stock issued up warrants exercised for cash	40,001	40	89,960	-	-	90,000
Stock based compensation	-	-	45,270	-	-	45,270
Effect of 1 for 15 reverse stock split	613	1	(1)	-	-	-
Net loss for the period	-	-	-	-	(6,307,831)	(6,307,830)
Balance as at March 31, 2020	6,267,007	$6,267	$8,397,830	$30,000	$(22,400,448)	$(13,966,351)

Balance as at July 1, 2018	5,572,084	$5,572	$3,684,266	$379,102	$(3,802,822)	$266,118
Common stock issued for services	11,000	11	139,489	(127,500)	-	12,000
Reduction in equity to be issued upon issuance of common stock	13,778	14	30,986	(31,000)	-	-
Common stock issued up warrants exercised for cash	195,111	195	468,804	(220,602)	-	248,397
Issuance of stock options	-	-	126,829	-	-	126,829
Equity to be issued	-	-	-	62,000	-	62,000
Net loss for the period	-	-	-	-	(872,923)	(872,923)
Balance as at September 30, 2018	5,791,973	5,792	4,450,374	62,000	(4,675,745)	(157,579)
Common stock issued for services	9,000	9	88,491	-	-	88,500
Common stock issued up warrants exercised for cash	17,568	18	39,878	-	-	39,896
Issuance of stock options	-	-	41,630	-	-	41,630
Equity to be issued	-	-	-	(62,000)	-	(62,000)
Net loss for the period	-	-	-	-	(2,123,963)	(2,123,963)
Balance as at December 31, 2018	5,818,541	$5,819	$4,620,374	$-	$(6,799,708)	$(2,173,516)
Common stock issued for services	6,667	6	59,994	-	-	60,000
Net loss for the period	-	-	-	-	(3,395,178)	(3,395,178)
Balance as at March 31, 2019	5,825,208	$5,825	$4,680,368	$-	$(10,194,886)	$(5,508,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Interim Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,216,261)	$(6,392,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	448,434	328,959
Amortization and depreciation	18,013	1,219,452
Non-cash interest expense for issuance of derivative	-	4,632,181
Impairment of intangible asset	67,132	-
Net amortization of debt discount and premium on convertible debt	1,225,205	(1,925,748)
Change in the fair market value of derivative liabilities	5,865,451	-
Loss on extinguishment of debt	2,795,582	-
Non-cash interest expense	2,064,749	-
Gain on warrant exchange	(1,894,418)	-
Gain on settlement of debt	(42,896)	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Prepaid expenses and other current assets	39,516	326,667
Accounts payable and accrued expenses	525,521	335,562
Net cash used in operating activities	(1,103,973)	(1,474,991)

Cash flows from investing activities:

Rent security deposit	-	(12,134)
Purchase of intangible assets	-	-
Purchase of equipment	-	-
Amounts provided to related parties		(132,079)
Net cash used in investing activities	-	(144,213)

Cash flows from financing activities:

Proceeds from promissory convertible note	1,160,000	2,000,000
Repayment of promissory convertible note	(105,000)	-
Due to shareholder		1,600
Deferred financing costs	(85,000)	(342,694)
Proceeds from exercise of warrants	100,000	288,293
Net cash provided by financing activities	1,070,000	1,947,199

Net (decrease) increase in cash	(33,973)	327,995

Cash, beginning of period	43,412	100,167

Cash, end of period	$9,439	$428,162

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Extinguishment of derivative liability associated with extinguishment of convertible notes	$1,426,323	$-
Extinguishment of debt discount associated with extinguishment of convertible notes	$1,909,280	$-
Debt discount and derivative liability associated with amended and restated note	$1,565,617	$-
Increase in principal amount of convertible debt associated with amended and restated note	$660,000	$-
Derivative liability associated with convertible notes entered into	$1,136,231	$-
Debt discount associated with convertible notes entered into	$1,276,000	$-
Extinguishment of derivative liability associated with cashless warrant exercise	$1,222,602	$-
Extinguishment of derivative liability associated with warrant exchange	$3,583,442	$-
Original issuance discount of convertible notes	$116,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

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

At the current time, under our existing Curacao license, we are able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. On April 30, 2020, we received our Gaming Service License (“License”) for online pool betting from the Malta Gaming Authority (“MGA”). The MGA is a long established authority that sets standards for gambling practices across the world with emphasis on safeguarding players and promoting responsible gambling. As an MGA license holder we will be able to benefit from onshore status in Europe as Maltese registered operators can advertise across the European Union.

We do not accept wagers from United States residents at this time.

Note 2 – Liquidity

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

As of March 31, 2020, the Company had an accumulated deficit of $22,400,446 and a working capital deficiency of $13,985,840. The Company has not generated any revenues during the nine months ended March 31, 2020 and 2019. These factors raised substantial doubt regarding the Company’s ability to continue as a going concern, which has been alleviated by the execution of management’s plans. On April 15, 2020, the Company raised approximately $7,000,000 in net proceeds from its Offering (see subsequent events). The funds received in the Offering are expected to be enough to satisfy the Company’s current obligations to continue operations at least for the next twelve months from the date of this filing.

There have been recent outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus (“COVID-19”). The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, including the United States. An outbreak of communicable diseases, or the perception that such an outbreak could occur, and the measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Note 3 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2019. The consolidated balance sheet as of June 30, 2019 was derived from the audited consolidated financial statements as of and for the year then ended. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries Esports Services Antigua Ltd., Vie Esports Services B.V., Esports Services (Malta) Limited and Esports Entertainment (Malta) Ltd. All material intercompany transactions and balances have been eliminated on consolidation. Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

Reverse Stock-Split

All share and per share amounts have been presented to give retroactive effect to a 1 for 15 reverse stock-split that occurred in January 2020.

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

The following securities were excluded from weighted average diluted common shares outstanding for the nine months ended March 31, 2020 and 2019 because their inclusion would have been antidilutive.

	As of March 31,
	2020	2019
Common stock equivalents:
Common stock options	51,941	41,941
Warrants issued with notes and placement agent warrants	414,549	725,112
Convertible notes	447,889	537,778
Equity to be issued	2,667	-
Totals	917,046	1,304,831

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

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

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

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Note 4 – Fixed Assets

Fixed assets as of March 31, 2020 and June 30, 2019 consists of the following:

	March 31, 2020	June 30, 2019
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(24,533)	(18,114)
Net carrying value	$10,158	$16,577

During the nine months ended March 31, 2020 and 2019, the Company recorded total depreciation expense of $6,419 and $8,963 respectively.

Note 5 – Intangible Assets

Intangible assets as of March 31, 2020 and June 30, 2019 consists the following:

	March 31, 2020	June 30, 2019
Online gaming website	$127,133	$127,133
Accumulated amortization	(57,502)	(45,907)
Impairment of intangible assets	(67,131)	-
Net carrying value	$2,500	$81,226

During the nine months ended March 31, 2020 and 2019, the Company recorded total amortization expense of $11,595 and $37,079, respectively.

During the nine months ended March 31, 2020 and 2019, the Company recorded total impairment expense of $67,131 and $0, respectively.

Note 6. Related Party Transactions

The Company entered into transactions and owes balances related to cash to officers and directors.

a) The Company currently leases office space from the Chief Executive Officer of the Company, Grant Johnson. During the nine months ended March 31, 2020 and 2019, the Company incurred rent of $7,200 for both periods, charged by its Chief Executive Officer. As of March 31, 2020 and 2019, the Company owed $0 and $3,151, respectively, to its Chief Executive Officer related to rent payments.

b) The Company provides an expense advance to David Watt, a Director of the Company. For the nine months ended March 31, 2020 and 2019, the Company had provided an expense advance of $0 and $18,750, respectively, to Mr. Watt. As of March 31, 2020 and June 30, 2019, the Company included in prepaid expenses and other current assets – related party was $0 and $16,050 for both periods related to David Watt’s expense advance.

c) During the nine months ended March 31, 2020 and 2019, Swiss Interactive Software GmbH (“Swiss”) charged the Company software consulting fees of $20,505 and $0, respectively, related to the development of the Company’s online gaming website. Mr. Rozum is the controlling shareholder of Swiss and was a director and the CTO of the Company until his resignation on September 19, 2019. As of March 31, 2020 and June 30, 2019, the Company has accrued $36,650 and $93,265, respectively in relation to this agreement.

d) During the nine months ended March 31, 2020 and 2019, Ardmore Software SP.Z.O.O. (“Ardmore”) charged the Company IT consulting fees of $0 and $243,426, respectively and rent expense, totaling $0 and $35,379, respectively. Mr. Rozum is the controlling shareholder of Ardmore and was a director and the CTO of the Company until his resignation on September 19, 2019. As of March 31, 2020 and June 30, 2019, the Company owed $0 and $53,000, respectively.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Note 7 – Commitments and contingencies

Swiss Interactive – Related Party

On April 7, 2019, the Company entered into the Software Transfer Agreement with Swiss Interactive for the purchase of the Licensed Software for consideration of $1,700,000, the consummation of which was contingent upon either the Company’s completion of (i) any private placement offerings or registered public offerings pursuant to which the Company receives proceeds in excess of $6,000,000 or (ii) any private or public offerings in connection with the listing of the Company’s securities on a national securities exchange (“Qualified Offering”). If the Company did not complete a Qualified Offering within six months of the execution date of the transfer agreement, such agreement would become void and the Company and Swiss Interactive would continue to abide by the terms of the existing Betting Gaming Platform Software Agreement entered into with Swiss Interactive Software GmbH on June 12, 2014 (the “Original Software Licensing Agreement”).

On November 6, 2019 the Software Transfer Agreement was terminated.

Consultant Agreements

On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with Swiss Interactive Software GmbH. The monthly fees due under the agreement are based on the percentage of total revenues per month ranging from 5.0% to 10.0%. Monthly fees for platform support and maintenance services are set at a minimum of 2,500 Euros and a maximum of 25,000 Euros. During December 2019, the Betting Gaming Platform Software Agreement was terminated

On August 1, 2017, the Company entered into a consulting agreement with a consultant for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for six consecutive months the base annual compensation will increase to $72,000 per year.

On July 13, 2018, the Company entered into an agreement in principle with a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as of March 31, 2020 and June 30, 2019. In the event the agreement is terminated, the Company has agreed to reimburse the third party for the full amount of accountable expenses incurred to such date, up to a maximum of $200,000.

Contingencies

Boustead Securities, LLC (“Boustead”) has notified the Company that it owes Boustead $192,664, as well as warrants to purchase 94,528 shares of common stock of the Company, as compensation for their acting as the placement agent for the sale of Company securities between June 2017 and 2018. Unless this matter is settled, Boustead has notified us that they plan to file an arbitration claim to resolve this dispute. Management believes this claim to be without merit as it is management’s position that Boustead has been paid in full for the services provided and that no further cash or warrants are owed. The JAMS arbitration was originally scheduled for the end of January 2020 and has since been deferred due to COVID-19. It is our position that we have paid Boustead in full for the services it provided to us. We have denied that we owe Boustead any additional cash or warrants and have filed motions to dismiss these claims as well as filed counterclaims against Boustead. We plan to continue to vigorously defend the Company against these claims.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

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

Note 8 – Convertible Debt

The Notes and the Bridge (each as defined below) were mandatorily converted in full on April 15, 2020 upon consummation of the April Offering.

$2,200,000 Secured Convertible Note

On November 13, 2018 (the “November 2018 Offering”), the Company issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 244,445 warrants for net proceeds of $2,000,000 (the “Notes”). Cash fees paid for financing costs were $336,193. The Notes are secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $9.0 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $9.0. The Notes also contain certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the Notes contain an embedded conversion option that is indexed to the Company’s stock which contain an optional cash settlement feature. Therefore, the embedded conversion option is subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

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

On July 17, 2019, the Company and the investors (the “Investors”) in its November , 2018 Offering entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the Waiver Agreement, the Investors waived the exercise of remedies with regard to certain breaches of agreements and any and all events of defaults between the Company and the Investors, including the Notes, Warrants, and Securities Purchase Agreements (the “Transaction Documents”).

In consideration for the Investors entrance into the Waiver Agreements, the Company increased the principal amount of each Note issued in the November 2018 Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Note”). Additionally, for its role as lead investor, facilitator and negotiating the terms of the Waiver Agreement, the Company issued to Cavalry Fund I LP warrants to purchase 3,333 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $11.25 per share (the “Cavalry Warrant”).

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

The Company evaluated the debt modification for the Amended and Restated Note in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2,200,000 Secured Convertible Note was written off and the Amended and Restated Note was recorded at fair value as of July 17, 2019. On July 17, 2019 the Company wrote off the remaining principal balance of $2,200,000 and recorded the Amended and Restated Note at fair market value in the amount of $4,476,412. On July 17, 2019, of the $4,476,412 fair market value, $2,860,000 represents the face amount of the Amended and Restated Note and $1,616,412 represents the deemed premium paid for the Amended and Restated Note which was recorded as additional debt principal to be amortized over the remaining life of the Amended and Restated Note. The Company accelerated the remaining amortization of the July 17, 2019 premium on November 19, 2019. For the nine months ended March 31, 2020, the Company recorded a reduction to amortization expense in the amount of $1,616,412 for the amortization of the deemed premium and a loss on extinguishment of debt in the amount of $2,795,582.

On November 19, 2019, the Company and the Investors in its November 2018 Offering have agreed to or entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. As of March 31, 2020, the Investors verbally agreed to extend the maturity date until the filing of the Company’s registration statement, which was subsequently filed on April 15, 2020.

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

These Notes were verbally agreed to be extended at the maturity date. The Notes were mandatorily converted in full on April 15, 2020 upon the consummation of the Company’s public offering of its securities and simultaneous listing on the Nasdaq Capital Market (the “April Offering”).

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

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

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

The Bridge Notes were mandatorily converted in full on April 15, 2020 upon the consummation of the April Offering.

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

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	Face Value
	March 31, 2020	June 30, 2019
Face value of Amended and Restated Note	$2,755,000	$2,200,000
Face value of Bridge Notes	1,276,000	-
Total face value	4,031,000	2,200,000
Aggregate debt discount	(-)	(1,919,280)
Carrying value	$4,031,000	$290,720

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

The carrying value of the aggregate secured convertible notes at March 31, 2020 and June 30, 2019 was $4,031,000 and $290,720, respectively.

Discounts and premiums on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is greater than face value. Discounts and premiums are amortized through charges to and reductions to amortization of interest expense using the effective interest rate method over the term of the debt agreement. Amortization of debt discounts amounted to $2,841,617 and amortization of debt premium amounted to $1,616,412, which resulted in expense from net amortization in the amount of $1,225,205 during the nine months ended March 31, 2020. During the nine months ended March 31, 2019, the Company recorded amortization of debt discount in the amount of $1,176,324.

Derivative Liabilities

The carrying value of the compound embedded derivative and warrant derivative liabilities are on the balance sheet, with changes in the carrying value being recorded as a change in fair market value of derivative liabilities on the statements of operations and comprehensive loss.

The components of the compound embedded derivative and warrant derivative liabilities as of March 31, 2020 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$4,031,000 face value secured convertible notes	447,889	$7,974,983
Warrant derivative liabilities (Placement agent Warrants)	94,775	984,913
	1,360,670	$8,959,896

The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes	244,444	$1,777,363
Warrant derivative liabilities (Issued with Notes)	244,445	2,398,057
Warrant derivative liabilities (Placement agent Warrants)	48,889	479,611
	537,778	$4,655,031

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

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2020.

	Amounts at	Fair Value Measurement Using Level 3 Inputs Total
Liabilities	Fair Value	Level 1	Level 2	Level 3
Derivative liability – conversion feature	$7,974,983	$-	$-	$7,974,983
Derivative liability – warrants	984,913	-	-	984,913
Total	$8,959,896	$-	$-	$8,959,896

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended March 31, 2020:

Amount
Balance at June 30, 2019	$4,655,031
Change due to warrant exercise	(1,222,602)
Change due to extinguishment of debt	(1,426,323)
Change due to acquired amended and restated note	2,504,127
Change due to issuance of warrants	2,210,550
Change in fair value of derivative liabilities	5,162,712
Change in fair value of warrant liabilities	702,739
Change due to redemption of convertible debt	(42,896)
Change due to extinguishment of warrant liabilities upon Warrant Exchange	(3,583,442)
Balance at March 31, 2020	$8,959,896

The fair value of the derivative conversion features and warrant liabilities as of March 31, 2020 were calculated using a Monte-Carlo option model valued with the following assumptions:

March 31, 2020
Dividend yield	0%
Expected volatility	173.1% - 244.8%
Risk free interest rate	2.05% - 2.31%
Contractual term (in years)	1.62 – 5.00
Conversion/Exercise price	$0.39 - $6.00

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

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

Note 9 – Common Stock

Issued Common Stock

During the nine months ended March 31, 2019, the Company issued 110,667 shares of its common stock related to the exercise warrants with a weighted average exercise price of $2.55 per share.

During the nine months ended March 31, 2019, the Company issued 84,444 shares of its common stock related equity to be issued for the exercise of warrants in a previous period with an exercise price of $2.55 per share. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the nine months ended March 31, 2019. For the nine months ended March 31, 2019, the Company recorded $220,602 as a reduction in equity to be issued.

During the nine months ended March 31, 2019, the Company issued 13,778 shares of its common stock related to a subscription agreement entered into in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the nine months ended March 31, 2019. For the nine months ended March 31, 2019, the Company recorded $31,000 as a reduction in equity to be issued.

During the nine months ended March 31, 2019, the Company issued 11,000 shares of its common stock related to services received in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018. For the six months ended December 31, 2018, the Company recorded $127,500 as a reduction in equity to be issued and $6,000 as stock based compensation.

During the nine months ended March 31, 2019, the Company issued 6,667 shares of common stock related to an employment agreement of an officer of the Company. For the nine months ended March 31, 2019, the Company recorded $60,000 as stock based compensation in relation to the employment agreement

During the nine months ending March 31, 2019, the Company issued 2,222 shares of its common stock in relation to a sponsorship agreement and recorded stock based compensation in the amount of $21,999 in relation to the agreement.

During the nine months ended March 31, 2020, the Company issued 53,028 shares of its common stock upon the exercise of warrants upon a cashless exercise.

During the nine months ended March 31, 2020, the Company issued 44,445 shares of its common stock upon the exercise of warrants and received cash proceeds of $100,000.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

On November 19, 2019, the Company and the Investors in its November 2018 Offering entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. As of March 31, 2020, the Investors verbally agreed to extend the maturity. The Company issued 5,435 shares of common stock in relation to the November Waiver Agreements. These Notes were mandatorily converted in full upon the consummation the April Offering

In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $11.25 per share and shall be in form substantially the same as the Warrants issued in the November 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

During the nine months ended March 31, 2020, the Company issued 16,667 shares of its common stock related to a consulting agreement dated June 4, 2019. These shares were recorded as equity to be issued at June 30, 2019, and during the nine months ended March 31, 2020, the Company recorded $200,000 as a reduction to equity to be issued. As of March 31, 2020, the Company recorded a prepaid expense in the amount of $125,000 related to the value of the common stock granted for future services to be rendered.

Note 10 – Warrants

Warrant Exchange

On January 17, 2020 the Company entered into Exchange Agreements with eighteen of its investors whereby the investors agreed to exchange warrants to purchase an aggregate of 288,722 shares of common stock for 288,722 shares of the Company’s common stock (the “Warrant Exchange”). The Company recorded $1,894,418 as a gain on Warrant Exchange which represents the difference in the fair value of the exchanged warrants in the amount of $3,583,442 and the fair value of the common stock issued in the amount of $1,689,024. The Exchange Agreements were entered into in order to extinguish the derivative liability associated with the warrants.

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, June 30, 2019	727,779	$6.30	2.09	$2,563,939
Issued	190,996	11.25	-	-
Exercised	(138,612)	8.50	-	-
Exchanged	(288,722)	11.25	-	-
Expired	(76,892)	3.12	-	-
Outstanding and Exercisable, March 31, 2020	414,549	$4.75	1.86	$306,523

There were 138,612 warrants exercised during the nine months ended March 31, 2020. The intrinsic value of the warrants exercised during the nine months March 31, 2020 and 2019 was $49,334 and $1,274,000, respectively.

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Note 11 – Stock Options

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”) whereby incentive stock options issued to employees, officers, and directors of the Company shall not exceed 166,667 of which the purchase price of the stock options shall not be less than 100% of the fair market value of the Company’s common stock and the period for exercising the stock options not exceed 10 years from the date of grant. The option price per share with respect to each option shall be determined by the committee for non-qualified stock options.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2019	51,942	$10.50
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	51,942	$10.50

As of March 31, 2020, the weighted average remaining life of the options was 4.6 years.

During the three and nine months ended March 31, 2019, the Company recorded stock-based compensation expense of $146,340 and $328,959, respectively, which has been recorded as general and administrative expense in the statements of operations.

For the three and nine months ended March 31, 2020, the Company recorded stock based compensation as general and administrative expense in the amount of $118,475 and $448,434, respectively. For the three and nine months ended March 31, 2019, the Company recorded stock based compensation as general and administrative expense in the amount of $328,959 and $160,500, respectively. Of the $448,434 stock based compensation, $244,094 was related to the amortization of stock based compensation recorded as prepaid expense. As of March 31, 2020, there was $120,407 of unrecognized expense related to non-vested stock-based compensation arrangements.

Note 12 – Segment Information

The following tables summarizes financial information by geographic segment.

For the nine months ended March 31, 2020:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$27,974	$46,375	$126,864	$12,015,048	$12,216,261

For the nine months ended March 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$-	$37,172	$8,182	$6,346,710	$6,392,064

As of March 31, 2020:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$38,172	$11,009	$2,257	$107,628	$159,066

As of March 31, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$571,796	$8,283	$807	$131,213	$712,099

Esports Entertainment Group, Inc.

Notes to the Unaudited Interim Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

(Expressed in U.S. dollars)

Note 13 – Subsequent Events

On April 16, 2020, the Company closed its offering (the “April Offering”) in which it sold 1,980,000 units, with each unit consisting of one share of the Company’s common stock and two warrants (“Unit A Warrant” and “Unit B Warrant”, and collectively with the common stock the “Units”), each to purchase one share of common stock, at a public offering price of $4.25 per share. In connection with the Offering, the Company (i) received proceeds of approximately $7.6 million, after deducting underwriting discounts and commissions, (ii) converted the Company’s convertible debt and accrued interest, (iii) and issued 1,217,241 shares of common stock and 2,434,482 warrants with an exercise price of $4.25 per share in connection with the conversion of the Company’s convertible debt. In addition, the underwriters were granted a 45-day option to purchase up to an additional 297,000 shares of Common Stock, and/or 297,000 Unit A Warrants, and/or 297,000 Unit B Warrants, or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The Units were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission on May 2, 2019, as amended, which became effective on April 14, 2020.

In connection with the April Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) dated April 14, 2020 with the underwriters (the “Underwriters”) of the Offering. Pursuant to the Underwriting Agreement, the Underwriters provided notice that they would partially exercise the over-allotment option to purchase 209,400 additional Unit A Warrants and 209,400 additional Unit B Warrants at a price of $0.01 for each of the Unit A and Unit B Warrants (the “Over-Allotment Option”). The Company has received gross proceeds of approximately $8.42 million from the Offering to date, including the exercise of the Over-Allotment Option, prior to deducting underwriting discounts and commission and offering expenses payable by the Company.

In connection with the April Offering the Notes and the Bridge Notes were mandatorily converted into shares of the Company’s common stock and warrants pursuant to the terms therein. The Notes and Bridge Notes are no longer of any force or effect. See Note 8.

On April 30, 2020 the Company received its Gaming Service License (“License”) for online pool betting from the Malta Gaming Authority (“MGA”). The License, is effective for a 10-year term and may be renewed by MGA for further 10-year periods subject to regulatory provisions.

On May 6, 2020, the Company entered into a binding letter of intent (the “Letter of Intent”), setting forth the basic terms under which the Company will acquire from AHG Entertainment Associates, LLC, a Florida limited liability company (“AHG” or the “Seller”), 100% of the outstanding share capital (the “Sale Shares”) of LHE Enterprises Limited (“LHE”), a company incorporated under the laws of Gibraltar, and a wholly-owned subsidiary of AHG (the “Transaction”).

The Letter of Intent provides that the completion of the Transaction is subject to, amongst other things, the: (i) negotiation and execution of a mutually satisfactory definitive stock purchase and/or merger agreement (the “Definitive Agreement”); (ii) completion by the Company of a satisfactory review of the legal, financial and business conditions of LHE; and (iii) approval of the board of directors of the Company.

As consideration for the Sale Shares, the Company agreed to pay Seller (i) $1,250,000 in cash (the “Cash Purchase Price”); (ii) 650,000 shares of common stock of the Company; and (iii) warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share. The Company paid say Seller a $500,000 advance against the Cash Purchase Price in exchange for exclusivity. The Letter of Intent shall automatically terminate upon the earlier of the execution of the Definitive Agreement or July 3, 2020.

The Definitive Agreement will contain standard representations, warranties, covenants, indemnification and other terms customary in similar transactions. The Company and Seller have agreed to use their commercially reasonable best efforts to negotiate and execute in good faith the Definitive Agreement by not later than July 3, 2020.

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

At the current time, under our existing Curacao license, we are able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We do not accept wagers from United States residents at this time. On April 30, 2020 we received our gaming service license from the Malta Gaming Authority (MGA). We expect that residents in a number of European Union member states will now be able to place bets on our website and we will also be able to accept payments from additional third party payment providers. The MGA is a long established authority that sets standards for gambling practices across the world with emphasis on safeguarding players and promoting responsible gambling. Money Matrix, a licensed regulated financial institution and our third party payment platform, updates the jurisdictions we are able to accept bets from on a real time basis as these changes occur.

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

Liquidity

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities, including the sale of securities in this offering. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of March 31, 2020 and June 30, 2019.

On April 16, 2020, the Company consummated its public offering of securities (the “April Offering”) in which we sold 1,980,000 units, with each unit consisting of one share of the Company’s common stock and two warrants (“Unit A Warrant” and “Unit B Warrant”, and collectively with the common stock the “Units”), each to purchase one share of common stock, at a public offering price of $4.25 per share. In connection with the April Offering, we (i) received proceeds of approximately $7 million, after deducting underwriting discounts and commissions, (ii) converted our convertible debt and accrued interest, (iii) and issued 1,217,241 shares of common stock and 2,434,482 warrants with an exercise price of $4.25 per share in connection with the conversion of our convertible debt. In addition, the underwriters were granted a 45-day option to purchase up to an additional 297,000 shares of Common Stock, and/or 297,000 Unit A Warrants, and/or 297,000 Unit B Warrants, or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The Units were offered and sold to the public pursuant to our registration statement on Form S-1, filed by us with the Securities and Exchange Commission on May 2, 2019, as amended, which became effective on April 14, 2020.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the period ended March 31, 2020 as compared to the same period last year, are discussed below.

Revenue and Expenses

Our operating expenses are classified into several categories:

●	Directors Compensation
●	Consulting Fees
●	Professional Fees
●	General and Administrative Expenses
●	Stock Based Compensation

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2020	2019	2020	2019
	$	$	$	$

Directors’ compensation	16,250	45,525	54,018	72,066
Consulting Fees	81,903	587,766	320,178	847,903
General and administrative	279,080	153,350	888,189	1,011,416
Professional fees	55,351	174,606	202,051	248,963
Stock based compensation	118,474	160,500	448,434	328,959

Total operating expenses	551,058	1,121,747	1,912,870	2,509,307

Other expenses
Interest expense	(23,479)	(3,834,529)	(2,285,792)	(4,632,181)
Amortization expense	(674,946)	(1,120,703)	(1,225,205)	(1,176,324)
Change in fair value of derivative liabilities	(6,952,798)	2,681,801	(5,865,451)	1,925,748
Loss on extinguishment of debt	-	-	(2,795,582)	-
Gain on Warrant Exchange	1,894,418	-	1,894,418	-
Impairment of intangible asset	-	-	(67,131)	-
Gain on settlement of debt	-	-	42,896	-
Foreign Exchange Loss	33	-	(1,544)	-

Net loss and comprehensive loss	(6,307,831)	(3,395,178)	(12,216,261)	(6,392,064)

Directors Compensation is comprised of cash and stock based compensation paid to the directors of the Company. Directors compensation during the three months ended March 31, 2020 totaled $16,250, a decrease of $29,275, compared to $45,525 recorded for the three months ended March 31, 2019. Directors compensation during the nine months ended March 31, 2020 totaled $54,017, a decrease of $18,049, compared to $72,066 recorded for the nine months ended March 31, 2019. The change in director’s compensation period over period is attributable primarily to the change of the board with the addition of a new independent director in December 2019, and partially offset by a reversal of a previous quarter over accrual.

Consulting fees during the three months ended March 31, 2020 totaled $81,903, a decrease of $505,863, compared to $587,766 recorded for the three months ended March 31, 2019. Consulting fees during the nine months ended March 31, 2020 totaled $320,178, a decrease of $527,725, compared to $847,903 recorded for the nine months ended March 31, 2019. The decrease in consulting fees period over period is attributable primarily to decreased fees of outside services in connection with platform services, offset by increases in fees to support the preparation of SEC filings combined with consulting costs related to the Company’s April Offering.

General and Administrative Expenses refers to our salaries, occupancy costs, marketing costs, travel costs, office supplies, telephone expenses, bank charges, fees to process and file documents with the SEC, stock transfer fees, investors relations costs, corporate filing fees with the State of Nevada, and other administrative expenses. General and Administrative Expenses during the three months ended March 31, 2020 totaled $279,079, an increase of $125,729, compared to $153,350 recorded for the three months ended March 31, 2019. General and Administrative Expenses during the nine months ended March 31, 2020 totaled $888,189, a decrease of $123,227, compared to $1,011,416 recorded for the nine months ended March 31, 2019. The decrease in General and Administrative Expenses is attributable primarily to the decrease in business development activities combined with the reduced activities in Antigua.

Professional Fees consist primarily of our contracted accounting, legal and audit fees. Professional Fees during the three months ended March 31, 2020 totaled $55,351, a decrease of $119,255, compared to $174,606 recorded for the three months ended March 31, 2020. Professional Fees during the nine months ended March 31, 2020 totaled $202,051 a decrease of $46,912, compared to $248,963 recorded for the nine months ended March 31, 2019. This decrease in professional fees period over period is attributable primarily to decreases in accounting and audit fees for preparation and review of our filings with the SEC.

Stock based compensation refers to shares and stock options issued to employees and consultants as part of the compensation package. Stock based compensation during the three months ended March 31, 2020 totaled $118,474, a decrease of $42,026, compared to $160,500 recorded for the three months ended March 31, 2019. Stock based compensation during the nine months ended March 31, 2020 totaled $448,434, an increase of $119,475, compared to $328,959 recorded for the nine months ended March 31, 2019. The increase in stock based compensation is primarily attributable to the vesting of options issued in prior years, the amortization of stock based compensation recorded for services rendered in the current year and recorded as a prepaid expense in prior year, and for the issuance of common stock issued for services.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended March 31, 2020 and 2019 are shown below:

	2020	2019
Cash used in operating activities	$(1,103,973)	$(1,474,991)
Cash used in investing activities	-	(144,213)
Cash provided by financing activities	1,070,000	1,947,199

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

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following three material weaknesses that have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of March 31, 2020.

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

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending March 31, 2020. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the nine months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The JAMS arbitration was originally scheduled for the end of January 2020 but has since been postponed.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. With the exception of the foregoing, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Registration Statement  on Form S-1/A, filed with the SEC on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we issued 40,001 shares of common stock upon the exercise of warrants for proceeds of $90,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Form of Underwriting Agreement (incorporated herein by reference to Exhibit 1.1 to the Form S-1 filed with the SEC on March 30, 2020).
4.1	Form of Representative Warrant (incorporated herein by reference to Exhibit 4.1 to the Form S-1 filed with the SEC on February 13, 2020).
10.1	Amendment to Employment Agreement with Christopher Malone (incorporated herein by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on February 24, 2020).
10.2	Consulting Agreement with James S. Cardwell (incorporated herein by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on February 24, 2020).
10.3	First Amendment to Software Transfer Agreement dated October 4, 2019, by and between Swiss Interactive Software and the Company (incorporated herein by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on October 30, 2019).
10.4	Form of Waiver Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on December 20, 2019).
10.5	Form Exchange Agreement (incorporated herein by reference to Exhibit 10.24 to the Form S-1 filed with the SEC on February 24, 2020).
10.6	Form Lock-Up Agreement (incorporated herein by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on February 24, 2020).
10.7	White Label Agreement with Askott Entertainment, Inc (incorporated herein by reference to Exhibit 10.26 to the Form S-1 filed with the SEC on February 24, 2020).
10.8	Software Delivery Agreement dated December 6, 2014 (incorporated herein by reference to Exhibit 10.23 to the Form S-1 filed with the SEC on February 13, 2020).
10.9	Form of Warrant Agency Agreement including Form of Unit A Warrant (incorporated herein by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on March 30, 2020).
10.4	Form of Unit B Warrant (incorporated herein by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on March 30, 2020).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: May 20, 2020	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer

Date: May 20, 2020	By:	/s/ James S. Cardwell
James S. Cardwell Interim Chief Financial Officer