Form 10-K
period 2020-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2020-10-01
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-55954

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,833,943 computed by reference to the closing price of the registrant’s common stock as quoted on the Nasdaq Capital Markets on September 22, 2020 (which was $4.16 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 28, 2020, there were 12,543,750 shares of common stock, par value $0.001 issued and outstanding.

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

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Esports Entertainment Group, Inc. (“Esports”) and our wholly owned subsidiaries, Vie Esports Services BV, a Curacao corporation, Esports Entertainment (Malta) Limited, a Malta corporation, Esports Services (Malta) Limited, a Malta corporation, GMBL New Jersey Inc, a US corporation, and LHE Enterprises Limited, a company registered in Gibraltar.

ii

PART I

Item 1. Business

Corporate History

Esports Entertainment Group, Inc. was formed in the State of Nevada on July 22, 2008 under our prior name Virtual Closet, Inc. Virtual Closet, Inc. changed its name to DK Sinopharma, Inc. on June 6, 2010. DK Sinopharma, Inc. changed its name to VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc. Our company was engaged in a number of different enterprises up until May 20, 2013, when, pursuant to the terms of the Share Exchange Agreement, we acquired all of the outstanding capital stock of H&H Arizona Corporation in exchange for 3,333,334 shares of our common stock. From May 2013 until August 2018, our operations were limited to designing, developing and testing our wagering systems. We launched our online esports wagering website (www.vie.gg) in August 2018.

Business Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of March 20, 2020, the three largest selling esports games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and Nintendo Switch. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

We are an esports entertainment and online gambling company primarily focused on three verticals, (i): esports entertainment, (ii) esports wagering, and (iii) iGaming and traditional sports betting. We believe focusing on these verticals positions the Company to take advantage of a trending and expanding marketplace in esports with the rise of competitive gaming as well as the legalization of online gambling in the United States.

Esports Entertainment:

Our esports entertainment vertical includes any activity that we pursue within esports that does not include real-money wagering. Right now, the main component of this vertical is our skill-based tournament platform. This allows us to engage and monetize players across 41 states where skill-based gambling is legal as well as create relationships with players that can eventually migrate to our Vie.gg real-money wagering platform.

Esports Wagering:

We intend to be a leader in the large and rapidly growing sector of esports real-money wagering. Our Vie.gg platform offers fans the ability to wager on professional esports events in a licensed and secure environment. At the current time, under the terms of our existing Curacao license, we are currently able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. On April 30, 2020, we received our gaming service license from the Malta Gaming Authority (MGA). We now expect that residents in a number of European Union member states will be able to place bets on our website. On August 20, 2020, we announced that we entered into a multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH) to launch our proprietary mobile sports betting product in the state of New Jersey. We intend to have our platform live in the state by the end of the first quarter of 2021.

iGaming and Traditional Sports Betting:

The goal of our iGaming and traditional Sports Betting vertical is to provide profitable growth and access to strategic licenses in jurisdictions that we can cross-sell into our Vie.gg platform. On July 7, 2020, we entered into a stock purchase agreement (the “Argyll Purchase Agreement”), by and among the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby, upon closing on July 31, 2020, the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies” or “Argyle”). AHG is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.SportNation.bet, as well as two white label brands, www.RedZone.bet and www.uk.Fansbet.com (collectively the “Argyll Brands”), with over 200K registered players at the end of calendar year 2019.

Competitive Advantages/Operational Strengths

We believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience: Our Board includes senior managers with extensive experience in online gambling, esports, information technology, compliance, regulation, accounting and finance. Our Officers and management include individuals with extensive experience in online gambling, esports, information technology, marketing, business development, payment processing, compliance, regulation, accounting, finance and customer service.

Licensed Technology/Proprietary B2C wagering platform: We have entered into a White Label Services Agreement dated December 12, 2019 (the “Askott Agreement”) with a subsidiary of Askott Entertainment Inc. (“Askott”) whereby Esports has secured a non-exclusive license to “white label” Askott’s proprietary software and systems as the platform through which we run our business (the “Platform”). The Platform requires complex code and very skilled development. Accordingly, we believe the complexity of our Platform offers a higher barrier to entry than standard wagering platforms. Furthermore, in September 10, 2020, we acquired certain intellectual property assets developed by FLIP Sports (“Flip Sports”). As part of the acquisition of assets, the Flip employees became employees of Argyll Productions Ltd, a subsidiary of LHE, with the intention to have them build a best-in-class proprietary esports wagering platform. We believe our proprietary platform will provide us with a competitive advantage as it offers what we believe to be the widest variety of betting options available for esports wagering.

Argyll’s “Rewards” Program: built in-house, and in conjunction with FLIP Sports, provides an industry-leading customer loyalty program, driving above-industry customer retention rates and player lifetime values. The Program helped earn Argyll the Innovative Start-up of the Year award, at the 2018 EGR Marketing & Innovation Awards. We believe the platform can be leveraged across all of our verticals.

Affiliate Marketing Program: Our affiliate marketing program focuses on professional esports teams and individual social media influencers. As part of our efforts to market our online gaming services, we attempt to enter into “Affiliate Marketing Agreements” with professional esports teams and other influential individuals and groups within esports. As an “Marketing Affiliate”, the esports team will provide their fans with a link to our online gaming website, where the fan, if located in a country which allows the fan to place a bet using our gaming platform, can bet on teams playing in esports tournaments. For a player placing a bet through the marketing affiliate’s link to our website and provided such player wins the bet, we pay the “Marketing Affiliate” a percentage of the amount we collect from the winning bet (typically between 25% - 35%).

Growth Strategy

In the future, we intend to:

●	expand our Esports services into more of the 41 states where skill-based gambling is legal, enhance the Product offering, as well as create relationships with players that will migrate into our Vie.gg real-money wagering platform.

●	expand our Esports Wagering services into more jurisdictions, utilizing the recently acquired MGA gaming license, as well as the recent multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH) to launch our proprietary mobile sports betting product in the state of New Jersey.

●	continue with our M&A strategy in the iGaming and Traditional Sports Betting space, to acquire profitable Operators in different jurisdictions, that will also allow for cross-pollination of services (Sportsbook, Casino and Esports).

Future Products and Services:

Online Esports Tournament Play

We intend to offer players from around the world, including the United States (except in 13 states in the US and other jurisdictions outside the US which currently prohibit playing games of skill for cash prizes), the ability to enter and participate in online video game tournaments and win cash prizes. Online esports tournament play consists of two or more people playing against each other in a game from their personal phones or computers, where such players do not necessarily have to be playing in real time. These events could be held over the course of a day, a week or even a month and the winner will be the one with the top score or the fastest time at the conclusion of the event. Cash-based tournaments involving games of skill are not considered gambling in most U.S. states because the generally accepted definition of gambling involves three specific things: (1) the award of a prize, (2) paid-in consideration (meaning entrants pay to compete) and (3) an outcome determined on the basis of chance. As a result, games of skill are not generally subject to the same laws and regulations as our esports event wagering service. We expect participants in our tournaments being able to enter and play against each other with prize money distributed to the last remaining competitors. We anticipate collecting a tournament entry fee for our tournaments, as well as a percentage of total winnings that are paid to users (typically 10% of the entry fees) and thus none of our money will be at risk or otherwise dependent on the outcome. We intend to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. The tournament platform will also serve as a tool to help us determine which markets we are finding the most esports players. We believe using the tournament platform to penetrate the US market will allow us to grow our brand within the esports community and lead to lower customer-acquisition-costs for our wagering platform.

US Market Expansion

Currently we do not offer players in the US the ability to wager on our Vie.gg platform. However, on August 20, 2020, we announced that we entered into a multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH) to launch our proprietary mobile sports betting product in the state of New Jersey. We intend to have our platform live in the state by the end of the first quarter of 2021. Following our launch in New Jersey, we intend to evaluate additional jurisdictions in the US that could be commercially viable for further expansion of our Vie.gg platform.

International Market Expansion

We received a Gaming Service License for online pool betting from the Malta Gaming Authority in April 2020, established a brick and mortar office in such jurisdiction and anticipate commencing online gaming operations in that jurisdiction in 2020, both on the Vie.gg and Argyll Brands. We expect that residents of a number of both European Union and non-EU countries will be able to place bets on our website. In the future, we may consider obtaining additional country specific gaming licenses should we determine there is sufficient local demand for our services in these markets. In order to effectively penetrate international markets, we intend to translate our website into several additional languages and offer customer service and technical support in the local language of key markets.

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

Although the Vie.gg brand is focused solely on offering online wagering on the widest range of esports events broadcast from around the world, the Argyll Brands offer online users traditional casino style games such as poker, craps or slots, as well as offering online wagering on traditional sporting events such as soccer, horse racing and football.

All persons 18 years and older can presently place bets on our online gambling website at www.vie.gg except for residents of the United States and other jurisdictions that the Company is precluded from supplying its services to pursuant to its gaming licenses.

With respect to our Argyll Brands, wagering is only permitted by customers in the United Kingdom and Republic of Ireland.

On April 30, 2020, the Company received its Gaming Service License for online pool betting from the Malta Gaming Authority. This allows residents of certain European Union member countries to place bets on our website.

Once on our websites, a player can place a bet on a team participating in any number of tournaments which are scheduled to be held in the upcoming weeks. We also maintain a “how to play” section on the website which provides players with instructional videos on placing bets as well as other pieces of information that may be beneficial to an inexperienced player or a new user of our website. Additionally, we maintain a “frequently asked questions” section which provides our customers with the ability to easily navigate general questions relating to the website, personal account information, payment processing, betting rules and procedures as well as tips.

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

Money Matrix, Partner Matrix are both paid monthly for their services to the Company.

Askott Entertainment Inc. The Vie.gg Platform is hosted from Askott Entertainment Inc., who provides us with a website hosting subscription, and provides e-games, development and IT services related to the software interface and web design. We will pay the Askott subsidiary a percentage on gaming revenues, this percentage varies based on the amount of monthly gaming revenues generated but shall not exceed twenty-percent (20%) of monthly gaming revenues but gradually decreases based on increased revenues. Additionally, we will pay Askott a minimum monthly fee of $9,000 EUR for services which amount will be subject to increase based on the number of games made available on the Platform.

SB Tech Global – the Argyll Brands use the SB Tech platform to host their websites, and pay a percentage on both Sportsbook and Casino Gross Gaming revenues, as well as certain hosting and data feed fees.

Marketing and Sales Initiatives

The Company has several sponsorship marketing agreements in place for its website as well as an extended marketing agreement with Dignitas, an esports brand owned by Harris Blitzer sports and entertainment with multiple professional teams playing several titles with over a million fans worldwide. The Company also has an agreement with Allied Esports to run esports tournaments to promote the brand globally to esports fans.

We are looking to expand into new geographic territories by obtaining licenses to operate in those territories. The need for hands-on implementation in these territories and support will require investment in additional marketing activities, offices, and other overhead.

We will also accelerate our expansion if we find complementary businesses that we are able to acquire in other markets. Our marketing efforts to expand into new territories have included esports team and tournament sponsorship, affiliate marketing, social media advertising, content creation, and attendance at esports and gaming events in addition to personal contact with other industry leaders.

Esports games are played by professional teams, amateur teams, and individuals. Professional esports teams have their own social media presence, with some of the top professional teams having millions of fans who follow and interact with the team on a regular basis. A website of a professional esports team usually contains specific information about the team and lists upcoming tournaments or events in which the team will be participating. As part of our efforts to market our online gaming services, we attempt to enter into affiliate marketing agreements with professional Esports teams.

As a marketing affiliate, the esports team will promote our brand in the content they create and on their social media and Website. The fans will be provided with a link to our online gaming website, where the Fan, if located in a country that allows the fan to place a bet using our gaming platform, can bet on teams playing in esports tournaments. For a player placing a bet through the team’s link to our website (and provided the player won the bet), we pay the Affiliate a percentage of the amount we collect from the winning bet. As of September 1st, 2020, we had more than 220 esports teams agreeing to act as our marketing affiliates.

We plan to increase our marketing efforts and awareness of our websites, www.vie.gg and www.sportnation.bet, as well as future offerings by:

●	Educating sports betting consumers to bet on esports and we want gamers to start betting on esports.

●	Sponsoring professional esports teams and tournaments that have a global reach.

●	Working with sports and gaming celebrities and social media influencers who have an interest in video games and esports to generate new customers. We intend to increase our efforts in attracting esports players and other celebrities who have an interest in video games and esports.

●	Using a multichannel approach focused on acquiring and retaining customers we intend to utilize multiple social media platforms to promote the Company’s wagering business including, but not limited to, Facebook Twitter, Instagram, Snapchat, TikTok, Youtube, Twitch, Whatsapp, QQ, WeChat, email and SMS messages and using online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website. We intend to increase our investments in online advertisements, including esports gambling-related websites. We also intend to continue to invest in optimizing the Company’s website so it will attain a high ranking under key search words or phrases, such as “esports gambling.”

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

In the UK, where Argyll is heavily concentrated, the competition in the online gambling industry is extremely competitive. As of June 2020, the UK Gambling Commission oversaw 3641 gambling licenses, held by 2,652 gaming operators, which makes competing for the acquisition and retention of customers, continually challenging.

We believe the following differentiates us from our competitors:

●	Esports Focused:

The Vig.gg brand is focused solely on esports gambling and 18+ gaming. We will not offer users traditional casino style games like poker, craps or slots nor do we anticipate offering wagering on traditional sporting events like football or soccer. We are focused solely on delivering the widest selection of content and offering the widest range of esports events all for real-money wagering.

●	Strength of Argyll proposition:

With the industry reaching saturation point with similar offers around bonuses and free bets, often with complex terms and conditions, Argyll’s vision and ambition was to launch a totally unique in-house product, seamlessly in to SportNation.bet, to provide customers with an experience like no other, while tackling one of the major challenges that any operator faces; retention. That product and concept is our Rewards Program.

Argyll’s Rewards Program offers customers a simple and genuinely rewarding loyalty scheme, where every bet on the site, win, lose or draw, earns points to redeem into our “Reward Store”. No turnover requirements, no minimum odds conditions, no new customer or single-use restrictions.

We have developed an in house, turnover based model to reward customers with points based on their activity. Customers earn points faster by increasing the number of selections in sportsbook bets, providing an opportunity to increase the rate at which points are earned.

Customers are able to select when and how they want to redeem. A customer is not bound to certain activity or staking criteria. A customer can decide when and what they want to redeem, which could either be frequently, or allowing customers to save for a larger item.

As an extension to the already unique Rewards offering that SportNation provides its users, a range of product enhancements have also been integrated in to SportNation, including live streaming, responsible gaming and compliance tools and data driven customized journeys. All integrations have been designed and developed in house, to align with the feel and tone of the site. By combining research and insight with the latest technology to implement real time solutions, SportNation offers an innovative, safe and responsible product that is tailored to each individual user, on and offsite, from registration and throughout their customer lifetime.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various national, federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws require us to obtain licenses or findings of suitability from gaming authorities for Esports Entertainment, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality and security of the applicant’s online real-money platform and gaming equipment and related software, as applicable, and (iii) the past history of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gambling services in these jurisdictions. If any director, officer or employee of ours fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, we may deem it necessary, or be required to, sever our relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with us, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis.

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in several states and several more states have enabling legislation pending. We believe that the Supreme Court’s decision will allow our platform to be used in the United States at some point in the future. We plan to explore expansion of our esports online wagering platform into the US market place at the appropriate time.

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIEGA”) made it a federal offense, punishable by up to five years in prison, for a business to accept payments “in connection with the participation of another person in unlawful internet gambling.” In support of such new prohibitions, the UIGEA uses a variety of terms — some of which are ambiguous or undefined. Initially, the UIGEA broadly defines a “bet or wager” as: the staking or risking by any person of something of value upon the outcome of a contest of others, a sporting event, or a game subject to chance, upon an agreement or understanding that the person or another person will receive something of value in the event of a certain outcome.

Further, a “bet or wager” specifically includes a chance on a lottery or prize awarded predominantly by chance; a “scheme” as defined in Title 28, U.S.C. § 3702 relating to government-sponsored amateur or professional sports betting and, “any instructions or information pertaining to the establishment or movement of funds by the bettor or customer in, to, or from, an account with the business of betting or wagering.” While this final prohibition incorporates the term “business of betting or wagering,” that term is not specifically defined anywhere in the UIGEA. The only reference to that term comes in § 5362(2), which states: The term “business of betting or wagering” does not include the activities of a financial transaction provider, or any interactive computer service or telecommunications service.

Nonetheless, the law does contain specific prohibitions. In order to establish a violation of the UIGEA, it must be shown that:

1.	A “person” was engaged in the business of betting or wagering;

2.	That person knowingly accepted a financial instrument or proceeds thereof; and,

3.	That instrument was accepted (by the person) in connection with the participation of another person in “unlawful Internet gambling.”

In the context of this statute “unlawful Internet gambling” is defined as follows:

To place, receive, or otherwise knowingly transmit a bet or wager by any means which involves the use, at least in part, of the Internet where such bet or wager is unlawful under any applicable Federal or State law in the state or tribal lands in which the bet or wager is initiated, received, or otherwise made.

Therefore, the UIGEA only applies to online gambling transactions that are already prohibited by other state, federal, or tribal laws. Therefore, in order for the financial transaction to be prohibited by § 5363 of the UIGEA, the bet or wager must be “initiated, received, or otherwise made” in a place where such activity (the bet of wager) violates preexisting state, federal, or tribal law.

At the current time, we are able to accept wagers on our vie.gg website from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We do not accept wagers from United States residents at this time and therefore the bet or wager on our platform is not “initiated, received, or otherwise made” in a place where such activity violates preexisting state, federal, or tribal law.

Great Britain

Betting and gaming with respect to customers in Great Britain (England, Scotland and Wales, but excluding Northern Ireland, the Channel Islands and the Isle of Man) is regulated by the Gambling Act 2005 (the “2005 Act”). The 2005 Act established the Gambling Commission as the regulator responsible for granting licenses to operate gambling services as well as overseeing compliance with applicable law and regulation. In 2014, the UK Parliament passed the Gambling (Licensing and Advertising) Act 2014, which required all remote gambling operators serving customers in Great Britain or advertising in Great Britain to obtain a license from the Gambling Commission. Our Argyll Brands operate in the UK pursuant to remote operating licences issued by the Gambling Commission along with the separate software and “key personnel” individual licenses. Various additional operating subsidiaries of EEG are endorsed upon the licenses and are hence authorized to carry out the licensed activities on a so-called “umbrella” basis in addition to the “primary” licensee. The terms of these operating licenses require that the relevant subsidiaries of EEG must source all gambling software used in connection with British players from the holder of a gambling software licenses issued by the Gambling Commission. So long as the applicable license fees are paid and the British licenses are not suspended, revoked or otherwise surrendered, EEG expects that the licenses will remain valid indefinitely.

British regulations require licensed companies to file quarterly returns as well as a more extensive “annual assurance statement” to provide the Gambling Commission with information regarding matters such as significant changes in control systems, risk management and governance since the last assurance statement, how the licensee is addressing gambling by problem and at-risk customers and any improvements that the licensee plans to implement to its control systems, risk management and governance and/or its approach to addressing problem and at-risk gambling and promoting socially responsible gambling. The Gambling Commission also subjects its licensees to periodical regulatory compliance visits subsequent to which recommendations may be issued to the licensee.

Intellectual Property

We have not filed to register any patents, trade names or trademarks in any jurisdictions in relation to our Vie.gg brand, but we do intend to file applications to register patents, tradenames or trademarks in the near future.

Argyll owns a European Union registered trade mark for its SportNation brand.

Item 1A. Risk Factors.

Risks Related to Our Business

We are a development stage company with a limited operating history.

While we were incorporated under the laws of Nevada in July 2008, we did not begin to engage in our current business until May 2013 and our operations since that time have been mostly limited to designing, developing and testing our wagering systems. We have had de minimis revenues to date. Consequently, we are subject to all the risks and uncertainties inherent in a new business and in connection with the development and sale of new products and services. As a result, we still must establish many corporate functions necessary to operate our business, including finalizing our administrative structure, continuing our product development, assessing and expanding our marketing activities, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in this early stage of development. You should carefully consider the risks and uncertainties that a company, such as ours, with a limited operating history will face. In particular, you should consider that we cannot provide assurance that we will be able to:

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

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability

To date, we have recorded de minimis revenues from the sale of our products. If we are unable to generate revenues, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2020 and 2019. As of June 30, 2020, and 2019, our accumulated deficit was $20,535,602 and $10,184,187, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern, which has been alleviated by the execution of management’s plans. On April 16, 2020, the Company raised approximately $7,000,000 in net proceeds from its public offering. Additionally, the Company raised approximately $7,000,000 from the exercise of warrants and over-allotments during the year ended June 30, 2020.

We will require additional financing and cannot be certain that such additional financing will be available on reasonable terms when required, or at all.

As of June 30, 2020, we had cash of approximately $12,000,000, raised form the public offering and associated warrant exercises. While this amount is sufficient to continue with Operating activities for at least the next 12 months, we anticipate that we will need to raise additional capital to fund our operations while we implement and execute our business plan and acquisition strategy. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to the existing shareholders. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to the Company. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of its business with the possible loss of such properties or assets. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on the Company’s business, results of operations, cash flow, financial condition and prospects.

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

There has also been consolidation among the Company’s competitors in the esports and gaming industry. Such consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive pricing models, gain a larger market share of customers, expand product offerings and broaden their geographic scope of operations.

Risks that impact our customers may impact us.

Because we generate website traffic through our affiliate marketing program, if participants in our affiliate marketing program see a slowdown in business or website traffic it may lead to fewer visitors on our website, which could have an adverse effect on our business.

Because four of our directors and a substantial portion of our assets are located in jurisdictions other than the United States and Canada, you may have no effective recourse against the directors not located in the United States and Canada for misconduct and may not be able to enforce judgment and civil liabilities against these directors.

Four of our directors and a substantial portion of our assets are or may be located in jurisdictions outside the U.S. As a result, a person may not be able to affect service of process within the U.S. on our directors and officers. A person also may not be able to recover against them on judgments of U.S. courts or to obtain original judgments against them in foreign courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws.

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

If unauthorized disclosure of the source code we currently license we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.

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

Risks related to our reliance on third party technology, platforms and software (“third-party software”), and any failures, errors, defects or disruptions in such third-party software could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects.

We rely on third party software that is critical to the performance of our platform and offerings and to user satisfaction, the principal suppliers being Askott for our vie.gg website and SB Tech for our Argyll Brands.

If there is any interruption to the third-party software provided by these suppliers or their products or services are not as scalable as anticipated or at all, or if there are problems in upgrading such products or services, our business could be adversely affected, and we may be unable to find adequate replacement services on a timely basis or at all and/or at a reasonable price. Additionally, third-party software may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when end users attempt to access it or navigation through our platforms is slower than they expect, users may be unable to place their bets and may be less likely to return to our platforms as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our platforms, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Moreover, end users are discriminating about the nature of the products offered and our suppliers do not provide new and improved products on a regular basis, we may lose market share.

There is a risk that if the contracts with such third parties are terminated and not renewed, or not renewed on favourable terms, or if they do not get the level of support (in terms of updates and technical assistance) they require as we grow, this will materially impact upon our financial condition and performance going forward. There may be circumstances in which we wish to terminate our arrangements with such suppliers due to poor performance or other reasons but we are unable to do so. Any such circumstance may have a material adverse effect on our reputation, business, financial condition and results of operations.

We are dependent upon such software suppliers defending any challenges to their intellectual property; any litigation that arises as a result of such change could materially impact upon us and, following even if legal actions were successfully defended, such actions could disrupt our business in the interim, divert management time and result in significant cost and expense for us. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

As a condition of an ongoing licence, permit or other authorisation required for their business, a key supplier to the Company may determine that a condition of the ongoing use of their products and services, or the continuation of the licence, is that the Company should block custom from certain territories, which may cause business disruption and loss should the Company either need to switch suppliers at short notice or discontinue business in certain territories, either permanently (while such suppliers are necessary) or pending the expiry of contract notice periods and/or the sourcing of alternative suppliers.

We rely on other third-party data and live-streaming providers for real-time and accurate data and/or live streams for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

We rely on third-party sports data and live streaming providers to obtain accurate information regarding schedules, results, performance and outcomes of sporting events and the live streaming of such events, such as horse racing. We rely on this data to determine when and how bets are settled. We have experienced, and may continue to experience, errors in this data and/or streaming feed which may result in us incorrectly settling bets. If we cannot adequately resolve the issue with our end users, our end users may have a negative experience with our offerings, our brand or reputation may be negatively affected and our users may be less inclined to continue or resume utilizing our products or recommend our platform to other potential users. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.

Furthermore, if any of our data and/or live streaming partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and may not be able to secure similar terms or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition and results of operations. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We may be subject to the payment of contributions or fees to sporting bodies or rights holders for the use of their data.

Gambling operators can be liable to make contributions to sporting bodies whether under regulations or agreement, such as The Horserace Betting Levy Board in the UK, as a way of ensuring certain revenues generated from betting on sports are used to benefit those sports or related interests. We may also be required to pay royalties or other types of levy to the organisers of sporting events, or the rights holders in respect of such, to offer betting markets on such events. Any requirement to pay additional levies, fees or royalties would have a material adverse effect on our business. In all such cases, the level of any such levy, fee or royalty will be outside the control of the Company. The Company cannot predict with any certainty what future payments may be required for the success of their business in the future and what other additional resources will need to be made available to address the conditions which impose fees, royalties or other levies, as well as sports integrity issues.

The success, including win or hold rates, of existing or future online betting and casino gaming products depends on a variety of factors and is not completely controlled by us.

The sports betting and casino gaming industries are characterized by an element of chance. Accordingly, our Argyll Brands employ theoretical win rates to estimate what a certain type of sports bet or game, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our games and sports betting we offer to our users. We use the hold percentage as an indicator of a casino game’s or sports bet’s performance against its expected outcome. Although each game or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as an end user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online casino games and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our casino game’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of its sports risk management processes.

Our fixed-odds betting products involve betting where winnings are paid on the basis of the stake placed and the odds quoted. Odds are determined with the objective of providing an average return to the Company over a large number of events and therefore, over the long term, gross win percentage is expected to remain fairly constant. However, there can be significant variation in gross win percentage event-by-event and day-by-day. As a result, in the short term, there is less certainty of generating a positive gross win, and we may experience significant losses with respect to individual events or betting outcomes, in particular if large individual bets are placed on an event or betting outcome or series of events or betting outcomes. Odds compilers and risk managers are capable of human error, thus even allowing for the fact that a number of betting products are subject to capped pay-outs, significant volatility can occur. In addition, it is possible that there may be such a high volume of trading during any particular period that even automated systems would be unable to address and eradicate all risks. Any significant losses on a gross-win basis could have a material adverse effect on our business, financial condition and results of operations. In addition, if a jurisdiction where we hold or wish to apply for a license imposes a high turnover tax for betting (as opposed to a gross-win tax), this too would impact profitability, particularly with high value/low margin bets, and likewise have a material adverse effect on our business.

We are required to comply with applicable anti-money laundering and countering the financing of terrorism legislation a breach of which could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

The Company receive deposits and other payments from customers in the normal course of their business. The receipt of monies from customers imposes anti-money laundering and other obligations and potential liabilities on the Company. Compliance with all such laws and regulations creates complex regulatory obligations which involves a risk of large financial penalties (in not being fully compliant) and additional potential burdens (in being fully compliant). While the Company has processes in place regarding customer profiling and the identification of customers’ source of funds, such processes may fail or prove to be inadequate whether in respect of the source of customers’ funds or otherwise. Any such failure or inadequacy could have a material adverse effect on the Company’s financial position and impact upon its licensing obligations.

Handling, or any form of facilitating the use of criminal property, is a crime in all jurisdictions in which the Company takes material custom (and going forward will take material custom). In instances where no local licensing regime is in place and there is doubt in connection with the legality of the remote supply of gambling services, there is a risk that the authorities will claim that money movements in connection with gambling amounts to money laundering, irrespective of whether the intention is actually to launder money (i.e. to disguise or conceal its provenance). This gives rise to a risk that when monies are held in (or moved into) certain territories, authorities may wish to freeze their onward payment, seek to trace money movements into different jurisdictions and recover the relevant sums. This would give rise to conflicts of law issues (not all the definitions of what comprises criminal property are identical in all jurisdictions) and what may not amount to money laundering in one jurisdiction may satisfy the definition in that other territory. There is a risk that should any such claim be brought and be successful, significant funds may have to be repatriated to the jurisdiction bringing a claim, which would have a significant impact on the profitability of the Company.

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

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. Operating Income will be earned during the next 12 months, buoyed by the Argyll acquisition, but even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

Future cash flows fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows are expected to be subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales and collection of receivables, customer payment terms and supplier terms and conditions. We expect that a greater than expected slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

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

The online gaming and interactive entertainment industry, which includes social, casual and mobile gaming and interactive entertainment, is relatively new and continues to evolve. Whether these industries grow and whether Esports’ online business will ultimately succeed, will be affected by, among other things, developments in social networks, mobile platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that the Company is unable to predict and which are beyond the Company’s control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than the Company at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, the Company may become subject to additional compliance-related costs. Consequently, the Company cannot provide assurance that its online and interactive offerings will grow at the rates expected or be successful in the long term.

Several companies have launched online social casino offerings, and new competitors are likely to continue to emerge, some of which may be operated by social gaming companies with a larger base of existing users, or by casino operators with more experience in operating a casino. If our products do not obtain popularity or maintain popularity or fail to grow in a manner that meets management’s expectations, our results of operations and financial condition could be harmed.

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

Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.

Our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our offerings, retain existing users of our offerings and reactivate users in a cost-effective manner. Achieving growth in our community of users may require us to increasingly engage in sophisticated and costly sales and marketing efforts, which may not make sense in terms of return on investment. We have used and expect to continue to use a variety of free and paid marketing channels, in combination with compelling offers and exciting games to achieve our objectives. For paid marketing, we intend to leverage a broad array of advertising channels, including sponsorships, affiliate networks, social media platforms, such as Facebook, Instagram, Twitter and Twitch, paid and organic search, and other digital channels, such as mobile display. If the search engines on which we rely modify their algorithms, change their terms around gaming, or if the prices at which we may purchase listings increase, then our costs could increase, and fewer users may click through to our website. If links to our website are not displayed prominently in online search results, if fewer users click through to our website, if our other digital marketing campaigns are not effective, or if the costs of attracting users using any of our current methods significantly increase, then our ability to efficiently attract new users could be reduced, our revenue could decline and our business, financial condition and results of operations could be harmed.

In addition, our ability to increase the number of users of our offerings will depend on continued user adoption of esports. Growth in the esports industry and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, or that the industry will achieve more widespread acceptance.

Additionally, as technological or regulatory standards change and we modify our platforms to comply with those standards, we may need users to take certain actions to continue playing, such as performing age verification checks or accepting new terms and conditions. Users may stop using our product offerings at any time, including if the quality of the user experience on our platform, including our support capabilities in the event of a problem, does not meet their expectations or keep pace with the quality of the customer experience generally offered by competitive offerings.

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

The leadership of Esports’ Chief Executive Officer, Mr. Grant Johnson (“Mr. Johnson”), has been a critical element of the Company’s success. The departure, death or disability of Mr. Johnson or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on the Company’s business. Esports’ other executive officers and other members of senior management have substantial experience and expertise in Esports’ business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect the Company. Esports is not protected by key man or similar life insurance covering members of senior management but is contemplating obtaining key man insurance.

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

We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline. We appointed our new CFO on June 11, 2020 and we expect that his experience in the financing and accounting industry will enhance the internal control processes across the organization.

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

From time to time, Esports may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend Esports against claims by third parties, or to enforce any rights that Esports may have against third parties, may be necessary, which could result in substantial costs and diversion of Esports’ resources, causing a material adverse effect on its business, financial condition and results of operations. Aside from the lawsuit and other matters referenced herein under the heading “Legal Proceedings” (which includes certain allegations made by our former Chief Technology Officer), the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

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

All of the Company’s operations are conducted in foreign jurisdictions including, but not limited to: Curacao, the United Kingdom, Switzerland and Malta. It is expected that the Company will derive more than 95% of its revenue from transactions denominated in currencies other than the United States and the Canadian dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labour disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

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

Esports may in the future enter into agreements and conduct activities outside of the jurisdictions where it currently carries on business, which expansion may present challenges and risks that Esports has not faced in the past, any of which could adversely affect the results of operations and/or financial condition of Esports.

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

Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

The betting operations of the Company are subject to the seasonal variations dictated by the sporting calendar, which may have an effect on its financial performance. Traditional sports have an off-season that can cause a corresponding, temporary decrease in their respective revenues. The Company’s ability to generate revenues is also affected by the scheduling of major events that do not occur annually.

Cancellation or curtailment of significant sporting events, for example due to adverse weather, traffic or transport disruption or civil disturbances or the outbreak of infectious diseases, or the failure of certain sporting teams to qualify for sporting events, may adversely impact the business, financial condition and results of operations of the Company for the relevant period.

While we work to integrate newly acquired third party entities, businesses and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

Successful integration of third party businesses, operations, technology and personnel (“Acquired Assets”) that the Company may acquire going forward, may place a significant burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects.

Furthermore, the overall integration of Acquired Assets may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining or integrating Acquired Assets, among others, include difficulties in integrating operations and systems; conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; assimilating employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps; managing the expanded operations of a larger and more complex company, including coordinating a geographically dispersed organization; and keeping existing customers and obtaining new customers. Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

We may also be subject to certain liabilities of Acquired Assets. Any litigation may be expensive and time-consuming and could divert management’s attention from its business and negatively affect its operating results or financial condition. The outcome of any litigation cannot be guaranteed and adverse outcomes can affect us negatively. We may also face inquiry and investigation by governmental authorities, which could in turn lead to fines, as the regulatory landscape of sport betting and gaming changes. Certain acquisitions may also be subject to governmental approval which cannot be guaranteed and adverse outcomes can affect us negatively.

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

Compliance with the various regulations applicable to internet gaming is costly and time-consuming. Regulatory authorities at the non-U.S., U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of internet gaming operations and the Company’s licenses may be revoked, suspended or limited for non-compliance and regulators have the power to impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

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

Additionally, the Company’s services must be approved in some jurisdictions in which they are offered; this process cannot be assured or guaranteed. Obtaining these approvals is a time-consuming process that can be extremely costly. Even where a jurisdiction regulates online gaming, it may not be commercially desirable to secure a licence in such a jurisdiction due to tax or other operational considerations.

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

Online gambling is not unequivocally legal in all jurisdictions. The Company is licensed to supply gambling services from jurisdictions in which it operates but not in every jurisdiction where the customer is located.

Some countries have introduced regulations attempting to restrict or prohibit internet gaming, while others have taken the position that internet gaming should be regulated and have adopted or are in the process of considering legislation to enable that regulation.

While the U.K. and other European countries and territories such as Malta, Alderney and Gibraltar have currently adopted a regime which permits its licensees to accept wagers from any jurisdiction, other countries, including the United States have, or are in the process of implementing, regimes which permit only the targeting of the domestic market provided a local license is obtained and local taxes accounted for. Other European countries and territories continue to defend a licensing regime that protects monopoly providers and have combined this with an attempt to outlaw all other supplies. By contrast, a number of countries have not passed legislation in relation to online gambling but may introduce it. Some jurisdictions have not updated legislation focused on land-based gambling which may be interpreted in an unfavourable way to online gambling. Different jurisdictions have different views to determining where gambling takes place and which jurisdiction’s law applies and these views may change from time to time.

We currently block, through IP address filtering, direct access to wagering on our website from the United States and other jurisdictions that the Company is precluded from supplying its services to pursuant to its gaming licenses. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identity and ISP verification software. Despite all such measures, it is conceivable that that a user, under age, or otherwise could devise a way to evade our blocking measures and access our website from the United States or any other foreign jurisdiction in which we do not currently permit users to use our services.

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

The Company’s ability to operate in its proposed online jurisdictions or expand in new online jurisdictions could be adversely affected by new or changing laws or regulations, new interpretations of existing laws or regulations, and difficulties or delays in obtaining or maintaining required licenses or product approvals.

Changes in existing gaming laws or regulations, new interpretations of existing gaming laws or regulations or changes in the manner in which existing laws and regulations are enforced, all with respect to online gaming activities, may hinder or prevent the Company from continuing to operate in those jurisdictions where it currently carries on business, which would harm its operating results and financial condition. Furthermore, gaming regulatory bodies may from time to time amend the various disclosures and reporting requirements. If the Company fails to comply with any existing or future disclosure or reporting requirements, the regulators may take action against the Company which could ultimately include fines, the conditioning, suspension or revocation of approvals, registrations, permits or licenses and other disciplinary action. It cannot be assured that the Company will be able to adequately adjust to such potential changes. Additionally, evolving laws and regulations regarding data privacy, cyber security and anti-money laundering could adversely impact opportunities for growth in Esports’ online business, and could result in additional compliance-related costs.

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

Esports shareholders are subject to extensive governmental regulation and if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own the Company’s Common Shares directly or indirectly.

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

Computer source codes for technology Esports licenses may also receive protection under international copyright laws. As such, EEG, or the party which it licenses the source code from, may need to initiate legal proceedings following such use to obtain orders to prevent further use of the source code.

The Company will also rely on trade secrets, ideas and proprietary know-how. Although the Company generally requires its employees and independent contractors to enter into confidentiality and intellectual property assignment agreements, it cannot be assured that the obligations therein will be maintained and honored. If these agreements are breached, it is unlikely that the remedies available to the Company will be sufficient to compensate it for the damages suffered. In spite of confidentiality agreements and other methods of protecting trade secrets, the Company’s proprietary information could become known to or independently developed by competitors. If the Company fails to adequately protect its intellectual property and confidential information, its business may be harmed, and its liquidity and results of operations may be materially adversely impacted.

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

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. Argyll owns a European Union registered trade mark for its SportNation brand. As of the date hereof, we do not have any federally registered trademarks owned by us in relation to the Vie.gg brand, but we plan to pursue registered trademarks for Vie.gg and the Esports Entertainment Group. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

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

End-users of the Company’s products and services will depend on internet service providers and the Company’s system infrastructure (or those of its licensed partners) for access to the Company’s or its licensees’ products and services. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption.

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

Malfunctions of third-party communications infrastructure, hardware and software expose Esports to a variety of risks Esports cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed. Esports has no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. Esports depends on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Risks Related to Our Common Stock

Our officers, directors and 5% stockholders may exert significant influence over our affairs, including the outcome of matters requiring stockholder approval.

As of the date of this prospectus, our officers, directors 5% stockholders collectively have an approximately 48.22% beneficial ownership of our company. As a result, when acting together, such individuals will have a controlling influence over the election of our directors and in determining the outcome of any corporate action, including corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and influence could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our stockholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

We are in a capital intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We may in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. Additionally, the Board may subsequently approve increases in authorized common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common shares or securities convertible into common shares.

Our amended and restated certificate of incorporation allows for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock.

Our authorized capital includes preferred stock issuable in one or more series. Our board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

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

The Company entered into a one-year lease term with Contact Advisory Services to rent office space starting on January 1, 2020 and terminating on December 31, 2020, with one-year renewal options. The minimum rent payment for the year ending June 30, 2020 is $22,252.

Item 3. Legal Proceedings.

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

The Arbitration is currently scheduled for December 2020.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit in the United States District Court for the District of Nevada, entitled Tangiers Global, LLC, v. VGambling, Inc. et al, Case No. 2:20-cv-01434-APG-DJA.  While filed in Nevada, the matter is in the process of being transferred to the District of Puerto Rico. The complaint for the lawsuit alleges, among other things, that the Company breached a certain 8% convertible promissory note, dated June 3, 2016, and Common Stock Purchase warrant of the same date.

The Company believes the lawsuit lacks merit and will vigorously challenge the action, in addition, to file any counterclaims that may exist. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock and Unit A Warrants are quoted for trading on Nasdaq under the symbols “GMBL”, and “GMBLW”, respectively.

As of September 28, 2020, 12,543,750 shares of our common stock were issued and outstanding.

Holders

As of September 23, 2020, there were approximately 95 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the common stock is at the discretion of our Board and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our common stock in the foreseeable future.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is VStock Transfer, LLC with an address at 18 Lafayette Pl, Woodmere, NY 11598.

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2020, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the year ended June 30, 2020, we issued securities that were not registered under the Securities Act. Except where noted, all of the securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

On July 17, 2019, the Company issued 16,667 shares of its common stock to a consultant for services.

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

On November 18, 2019, the Company issued 4,444 shares of its common stock related to the exercise warrants with a weighted average exercise price of $2.25 per share.

On November 20, 2019, the Company issued 5,435 shares of common stock in connection with a consulting agreement.

On March 4, 2020, we issued 40,001 shares of common stock upon the exercise of warrants for proceeds of $90,000.

On June 3, 2020, the board of directors granted 117,450 shares of common stock in connection with services rendered.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of Argyll took place after the fiscal year end this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2020 fiscal year end and the Company’s historical business prior such acquisition. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of March 20, 2020, the three largest selling esports games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and Nintendo Switch. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

We are an esports entertainment and online gambling company primarily focused on three verticals, (i): esports entertainment, (ii) esports wagering, and (iii) iGaming and traditional sports betting. We believe focusing on these verticals positions the Company to take advantage of a trending and expanding marketplace in esports with the rise of competitive gaming as well as the legalization of online gambling in the United States.

Esports Entertainment:

Our esports entertainment vertical includes any activity that we pursue within esports that does not include real-money wagering. Right now, the main component of this pillar is our skill-based tournament platform This allows us to engage and monetize players across 41 states where skill-based gambling is legal as well as create relationships with players that can eventually migrate into our Vie.ggGG real-money wagering platform.

Esports Wagering:

We intend to be the leader in the large and rapidly growing sector of esports real-money wagering. Our Vie.gg platform offers fans the ability to wager on professional esports events in a licensed and secure environment. At the current time, under the terms of our existing Curacao license, we are currently able to accept wagers from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. On April 30, 2020, we received our gaming service license from the Malta Gaming Authority (MGA). We now expect that residents in a number of European Union member states will be able to place bets on our website. On August 20, 2020, we announced that we entered into a multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH) to launch our proprietary mobile sports betting product in the state of New Jersey. We intend to have our platform live in the state by the end of the first quarter of 2021.

iGaming and Traditional Sports Betting:

The goal of our iGaming and traditional Sports Betting vertical is to provide profitable growth and access to strategic licenses in jurisdictions that we can cross-sell into our Vie.gg platform On July 7, 2020, we entered into a stock purchase agreement (the “Argyll Purchase Agreement”), by and among the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies” or “Argyle”). AHG is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.SportNation.bet, as well as two white label brands, www.RedZone.bet and www.uk.Fansbet.com (collectively the “Argyll Brands”), with over 200K registered players at the end of calendar year 2019.

We believe that as the size of the market and the number of Esports Enthusiasts continues to grow, so will the number of Esports Enthusiasts who gamble on events, which would likely increase the demand for our platform.

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities. We continue to incur negative cash flows from operating activities and net losses. We had minimal cash, negative working capital, and negative total equity as of June 30, 2019.

On April 16, 2020, the Company consummated its public offering of securities (the “April Offering”) in which we sold 1,980,000 units, with each unit consisting of one share of the Company’s common stock and two warrants (“Unit A Warrant” and “Unit B Warrant”, and collectively with the common stock the “Units”), each to purchase one share of common stock, at a public offering price of $4.25 per share. In connection with the April Offering, we (i) received proceeds of approximately $7 million, after deducting underwriting discounts and commissions, (ii) converted our convertible debt and accrued interest, (iii) and issued 1,217,241 shares of common stock and 2,434,482 warrants with an exercise price of $4.25 per share in connection with the conversion of our convertible debt. In addition, the underwriters were granted a 45-day option to purchase up to an additional 297,000 shares of Common Stock, and/or 297,000 Unit A Warrants, and/or 297,000 Unit B Warrants, or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The underwriters exercised Over-Allotment Option” and the Company received net proceeds of $823,759 from the exercise. The Units were offered and sold to the public pursuant to our registration statement on Form S-1, filed by us with the Securities and Exchange Commission on May 2, 2019, as amended, which became effective on April 14, 2020.

Results of Operations

Comparison on Year ended June 30, 2020 and 2019

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the year ended June 30, 2020 as compared to the same period last year, are discussed below.

General and Administrative

General and administrative expenses consist primarily of costs associated with our overall operations and being a public company. These costs include personnel, legal and financial professional services, insurance, investor relations, and compliance related fees.

General and administrative expenses for the year ended June 30, 2020 totaled $4,049,714, an increase of $1,035,241 over the $3,014,473 recorded for the year ended June 30, 2019. The increase was primarily attributable to increases of $914,375 in stock based compensation, $205,689 in wages and benefits, $227,250 in consulting and professional, $50,124 in licenses and related fees, and $98,444 in directors fees, offset by decreases of $184,520 in information technology related costs, $42,390 in legal costs, $106,425 in advertising and promotion costs, and $127,306 in other general and administrative costs.

Other Expenses

Other expenses for the year ended June 30, 2020 totaled $6,299,303, an increase of $2,942,126 over the $3,357,177 recorded for the year ended June 30, 2019. The increase was primarily attributable to increases of $4,952,362 in the loss on the change in fair market value of derivative liabilities, $2,795,582 in the loss on extinguishment of debt, $866,157 in the net amortization of debt discount and premium on convertible debt, and $67,132 impairment of intangible asset, offset by decreases of $3,591,159 in interest expense, $1,894,418 gain on warrant exchange, and $253,588 gain on settlement of debt.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the year ended June 30, 2020 and 2019 are shown below:

	2020	2019
Cash used in operating activities	$2,269,652	$2,020,457
Cash used in investing activities	$500,000	$12,134
Cash provided by financing activities	$15,079,547	$1,975,836

To date, we have experienced negative operating cash flows and have incurred substantial operating losses from our activities. We expect operating costs will increase significantly as we incur costs associated with commercialization activities related to our recent acquisitions. We expect to continue to fund our operations primarily through utilization of our current financial resources, future revenue, and through the issuance of debt or equity.

Our ability to continue as a going concern has been alleviated by the execution of managements’ plans. On April 16, 2020, we raised approximately $7,000,000 in net proceeds from our public offering and an additional approximately $7,000,000 in cash received from warrant exercises during the year ended June 30, 2020. The funds received in the public offering and warrant exercises are expected to be enough to satisfy the Company’s current obligations to continue operations for at least the next twelve months.

At June 30, 2020, we had total current assets of $13,116,652 and total current liabilities of $1,739,404 resulting in working capital of $11,377,248. Net cash used in operating activities for the year ended June 30, 2020 was $2,269,652, which includes a net loss of $10,351,415, offset by non-cash expenses of $7,934,212 principally related to share based compensation expense of $1,614,236, impairment of intangible asset of $67,132, net amortization of debt discount and premium on convertible debt of $1,054,386, change in the fair market value of derivative liabilities of $2,432,302, loss on extinguishment of debt of $2,795,582, and non-cash interest expense of $2,097,949 offset by the gain on warrant exchange of $1,894,418 and gain on settlement of debt of $253,588; and cash provided by the change in net working capital items of $147,551 related to the increase in prepaid expense and other current asset of $123,831, offset by the increase in accounts payable and accrued expenses of $251,275 and due to officers of $20,107.

Net cash used in investing activities for the year ended June 30, 2020 totaled $500,000 for the initial payment made in connection with the Argyll acquisition.

Net cash provided by financing activities for the year ended June 30, 2020 totaled $15,079,547 principally related to the proceeds received from public offerings and the exercise of over-allotment options of $9,304,950, proceeds from the exercise of warrants of $6,688,865, and proceeds from promissory convertible notes of $1,160,000, offset by the repayment of promissory convertible notes of $230,000 and the payment of deferred financing costs of $1,844,268.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-25,  which appear at the end of this Form 10-K Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We conducted an evaluation, with the participation of our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive/principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described below.

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

Management identified the following four material weaknesses that have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

As a result of the material weaknesses identified above, our internal control over financial reporting was not effective as of June 30, 2020.

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

We plan to document our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the period ending June 30, 2020. We plan to progressively implement the written policies and procedures commencing in the immediate future.

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

Changes in internal controls.

No change in our system of internal control over financial reporting occurred during the period covered by this report, the year ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On September 29, 2020, we entered into an Amended and Restated Employment Agreement with Grant Johnson to serve as our Chief Executive Officer (the “Johnson Employment Agreement”). The Company will continue to employ Mr. Johnson for the period beginning retroactively on May 1, 2020 (the “Commencement Date”) and ending on January 31, 2025, (the “Initial Term”). The Initial Term shall be automatically renewed for successive consecutive one (1) year periods (each, a “Renewal Term” and the Initial Term and Renewal Term are collectively referred to as the “term of employment”) thereafter unless either party sends written notice to the other party, not more than 270 days and not less than 180 days before the end of the then-existing term of employment, of such party’s desire to terminate the Johnson Employment Agreement at the end of the then-existing term, in which case the Johnson Employment Agreement will terminate at the end of the then-existing term.

Mr. Johnson will receive an annual salary of $300,000 (the “Base Salary”) retroactive to May 1, 2020. The Base Salary will be increased on January 1 of each year by three percent (3%) per annum (which figure shall act as a surrogate for the service cost of living increases) over the then-existing Base Salary.

In addition to the Base Salary, the Company shall pay to Mr. Johnson a cash bonus up to 150% of the Base Salary determined by the relationship between the Company’s annual performance and an annual target performance set each year by mutual agreement between the Board of Directors.

Mr. Johnson will participate in the executive stock option plan consistent with other C-level officers, once adopted by the Company. In addition, the Mr. Johnson will receive 100,000 shares of common stock of the Company for each stock or asset acquisition that the Company consummates during the term of his employment that increases the gross revenues of the Company by $10,000,000.00 or more, as determined by the Company’s auditors and the Board of Directors. There will be a 200,000 common stock issuance if the Company reaches positive cash flow EBIDTA, as determined by the Company’s auditors and the Board of Directors. Mr. Johnson will further receive a common stock issuance of 200,000 shares if the market capitalization of the Company exceeds $500,000,000 for a period of 30 consecutive trading days. In addition, the Mr. Johnson will receive a 200,000 common stock issuance if the market capitalization of the Company exceeds $1,000,000,000 for a period of 30 consecutive trading days. Further, Mr. Johnson will receive an issuance of 200,000 shares of common stock if the market capitalization of the Company exceeds $1,500,000,000 for a period of 30 consecutive trading days. Mr. Johnson will also be entitled receive an additional 100,000 shares of common stock for each additional $100,000,000 increase in market capitalization thereafter, provided that such increase is sustained for a period of 30 consecutive trading days.

Mr. Johnson is entitled to receive various employee benefits generally made available to other C-level officers and senior managers of the Company.

If the Company were to terminate Mr. Johnson’s employment without cause, Mr. Johnson would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to two (2) years’ worth of his then-existing Base Salary and previous years’ bonus.

On September 30, 2020, upon the approval of the Nominating and Governance Committee, the Board approved and acknowledged that the role of Chief Legal Officer be recognized as an executive officer position with the Company.

On August 1, 2020, the Company entered into a consulting agreement with Rivington Law (the “Tilly Consulting Agreement”), whereby Stuart Tilly, as a consultant to the Company, will among other things, provide legal services to the Company. The Company has appointed Mr. Tilly as Chief Legal Officer and Secretary. The Company has determined that the Tilly Consulting Agreement is now material given the Board’s acknowledgement of the role of Chief Legal Officer as an executive officer position.

Pursuant to the Tilly Consulting Agreement, Mr. Tilly is entitled to receive £18,000 per month. Mr. Tilly will be eligible for discretionary cash bonuses as determined from time to time by the Board or Compensation Committee as well as participation in any executive stock option plan consistent with other C-level officers, once adopted by the Company.

Either party may terminate the Tilly Consulting Agreement upon six months written notice (the “Notice Period”). The Company may, at is sole discretion, terminate the Tilly Agreement immediately by paying all amounts that otherwise would have been due owing during the Notice Period. On the date of termination, for any reason whatsoever, Mr. Tilly will only be entitled to any outstanding fees or consideration earned and owed though the date of such termination.

See Item 10 for a description of Mr. Tilly’s professional work experience.

Family Relationships

Mr. Tilly does not have a family relationship with any of the current officers or directors of the Company.

The foregoing is only a brief description of the material terms of the amended and restated employment agreement and Tilly Consulting Agreement and is qualified in its entirety by reference to the amended and restated employment agreements for Mr. Johnson and the Tilly Consulting Agreement filed as Exhibit 10.9 and Exhibit 10.31 hereto, respectively.

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of September 22, 2020 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Grant Johnson	59	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Daniel Marks	41	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Director
John Brackens	39	Chief Information Officer & Chief Technology Officer
Damian Mathews	48	Director
Chul Woong Lim	37	Director
Alan Alden	57	Director
Warwick Bartlett	73	Director
Stuart Tilly	42	Chief Legal Officer

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

Daniel Marks

Mr. Marks combines over twenty (20) years of experience of senior management in online gambling and corporate banking. From 2016 through the present, Mr. Marks has served as Chief Financial Officer of Argyll Entertainment AG, an online gambling operator licensed in the UK and Ireland. From 2014 to 2016, he was Chief Financial Officer for Large and Mid-Market Corporates for HSBC, North America, a British multinational banking and financial services organization. From 2008 through 2014, Mr. Marks held multiple financial and operational leadership roles, including Chief Operating Officer for UK Coverage at Barclays plc, a British multinational investment bank and financial services company. He has an undergraduate degree from the University of Bristol, UK, and is a CIMA qualified accountant.

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

Stuart Tilly

Mr. Tilly combines over 15 years of experience in the online gaming industry having previously trained and qualified as a Solicitor.   Previously, he had been involved in several online gaming companies, holding positions including Founder and Chief Executive Officer, Chief Legal Officer and Non-Executive Director and board member.   From 2016 through 2020, Stuart was the Chief Executive Officer for Argyll Entertainment AG, a UK licensed online sports betting and gaming company. From 2014 to 2020, he was also Founder and Chief Executive Officer of Flip Sports Limited, a mobile games development company. From 2012 to 2016 he was Founder and Executive Director of iGaming Counsel, a legal and commercial advisory firm to the online gaming industry. From 2005 to 2012 he held senior legal positions in the online gaming industry. Stuart was also a founding member of the International Social Games Association, an industry trade body for the social gaming industry and a non-executive advisor to Game Sparks Limited, a games platform as a service company. He has a law degree from the University of Exeter and an LPC Masters Degree from Nottingham Trent Law School. Stuart trained and qualified as a solicitor at Magic Circle law firm, Allen & Overy LLP.

Damian Mathews

Mr. Mathews combines over 25 years of experience in senior finance positions within investment management, banking and accounting. Previously, he had been involved with the Qatar and Abu Dhabi Investment Company (a sovereign wealth fund owned investment company) as Chief Financial Officer from 2014 to 2020. From 2012 to 2014 he was a Director of his own consultancy business, NZ Pacific Investments, in New Zealand. From 2009 to 2012 he held senior management positions including General Manager Finance (New Zealand); Head of Finance and Operations Americas (United States); and Head of Change Management (Australia) at Commonwealth Bank of Australia Group. From 2007 to 2008 Damian was a Director in Product Control at ABN Amro bank in London. From 2002 to 2006 he held various senior financial controller positions at Royal Bank of Scotland Group in London. From 1998 to 2002 he was an Assistant Vice President at Credit Suisse First Boston investment bank in London and the Bahamas. From 1994 to 1998, he was an Assistant Manager at KPMG accountants in London. He has a joint honors undergraduate degree in Economics and Politics from the University of Bristol in the United Kingdom and is a fellow of the Institute of Chartered Accountants in England and Wales.

Chul Woong Lim

Since June 2018 Mr. Lim has been Director of Global Business for Loud Communications based in Seoul, South Korea. Between 2014 and 2018 Mr. Lim was the Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he was responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the eSports World Championship and other international esports tournaments. During 2010, Mr. Lim was Deputy Manager of Sports Marketing with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. Mr. Lim was one of our Directors between January 30, 2015 and October 26, 2016. Mr. Lim received a B.S. in Physical Education from Seoul National University.

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

Warwick Bartlett

Mr. Bartlett combines over fifty (50) years of experience in the gaming industry. From 1999 through the present, Mr. Bartlett has served as Chief Executive Officer of Global Betting & Gaming Consultants Ltd, a company that provides data and market reports for the global gambling industry. From 1989 to 2019, Mr. Bartlett served on the board of directors of Cashline Pawnbrokers Ltd. From 2002 to 2013, Mr. Bartlett served as Non-Executive Chairman of the Association of British Bookmakers a trade organization for betting shop operators in the United Kingdom which represents its members and their interests through legislative advocacy and media relations. From 2004 to 2010, Mr. Bartlett served as Member of the Horserace Betting Levy Board a UK statutory body that was established by the Betting Levy Act 1961. From 1992 to 2000, Mr. Bartlett served as Chairman of the British Betting Office Association.

Warwick Bartlett, Damian Mathews, Chul Woong Lim and Alan Alden are independent directors as that term is defined in Section 5605(a)(2) of the Nasdaq Stock Market rules.

We believe our directors are qualified to serve for the following reasons:

Name	Reason
Grant Johnson	Experience in online gambling.
Daniel Marks	Experience in financial and operational leadership roles.
Damian Mathews	Experience in financial and accounting leadership roles
Chul Woong Lim	Experience with esports.
Alan Alden	Experience advising companies in gaming.
Warwick Bartlett	Experience in the gaming industry.

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

Board Composition and Director Independence

Our Common Stock and warrants are listed on The NASDAQ Capital Market. Under the rules of NASDAQ, “independent” directors must make up a majority of a listed company’s board of directors. In addition, applicable NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent within the meaning of the applicable NASDAQ rules. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

Our board of directors consists of 6 members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market rules.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Damian Mathews, Chul Woong Lim, Alan Alden and Warwick Bartlett are qualified as independent and do not have any material relationships with us that might interfere with his exercise of independent judgment.

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

Damien Matthews, Chul Woong Lim, Warwick Bartlett and Alan Alden are our independent directors within the meaning of the NASDAQ Stock Market rules.

The members of each committee are, as follows:

Audit Committee: Damien Matthews, Alan Alden and Warwick Bartlett with Mr. Matthews serving as the Chairman. Our Board has determined the Mr. Matthews is currently qualified as an “audit committee financial expert”, as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee: Alan Alden Chul Woong Lim, and Warwick Bartlett. Mr. Alden serves as Compensation Committee Chairman.

Nominating and Governance Committee: Warwick Bartlett, Alan Alden and Damian Matthews. Mr. Bartlett serves as Chairman of the Nominating and Governance Committee.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 11. Executive Compensation.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2020 and 2019 (collectively, the “Named Executive Officers”) who served in such capacities.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Other Annual Compensation	All Other Compensation(1)	Total
Grant Johnson,	2020	$150,000	—	—	—	—	—	$150,000
CEO and President(2)	2019	$120,000	—	—	—	—	—	$120,000

John Brackens CTO(3)	2020	$94,000		83,645				$177,645
	2019	-		-	-	-	-	-

Daniel Marks,	2020	$9,000		-	-	-	-	9,000
CFO(4)	2019	$-		-	-	-	-	-

Christopher Malone,	2020	$56,000	—		—	—	—	$56,000
Former CFO(5)	2019	$49,000	—	61,500	—	—	—	$110,500

Jay Cardwell Former Interim	2020	$8,750	-	-	-	-	-	$8,750
CFO(6)	2019	$-	-	-	-	-	-	$-

(1)	The fair value of options granted computed in accordance with ASC718 on the date of grant.

(2)	Annual salary of $150,000.

(3)	Annual salary of $144,000.

(4)	Annual salary of $192,225. Mr. Daniel Marks was appointed as the Company’s Chief Financial Officer on June 11, 2020.

(5)	Annual salary of $84,000 with a signing bonus stock award of 100,000 shares of common stock. Commenced as CFO on November 16, 2018. Mr. Malone resigned of his position as Chief Financial Officer and director on February 20, 2020.

(6)	Mr. Cardwell resigned as Interim Chief Financial Officer on June 11, 2020.

Employment Agreements

Grant Johnson

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

On September 29, 2020, Mr. Johnson entered into an amended and restated employment agreement with the Company as further described in Item 9b below.

John Brackens

On May 9, 2019, the Company entered into an employment agreement with Mr. John Brackens to serve as the Company’s Chief Information Officer (the “May Brackens Employment Agreement”). The term of the Brackens Employment Agreement is for one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Brakens gives written notice to the other of the termination of Mr. Bracken’s employment hereunder at least 30 days prior to the expiration of the Initial Term or Additional Term of the Brackens Employment Agreement. Mr. Brackens is to receive an initial base salary of $120,000 per annum, and if the Company were to complete a financing in excess of $5,000,000, the base salary would increase to $144,000 per annum. Mr. Brackens is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The Brackens Employment Agreement may be terminated with or without cause. The Company can terminate Mr. Brackens without cause at any time during the first ninety (90) days of the Initial Term of the Brackens Employment Agreement. Upon termination of Mr. Brackens because of disability, the Company shall pay or provide to Mr. Brackens (1) any unpaid salary and any accrued vacation through the date of termination; (2) any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which he may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

On September 20, 2019, the Company entered in a new employment agreement with Mr. Brackens (the “September Brackens Employment Agreement”). The September Brackens Employment Agreement was entered into specifically to update Mr. Brackens position with the Company as its Chief Technology Officer. All of the material terms of the May Brackens Employment Agreement remain the same. Under this agreement, if the Company were to terminate Mr. Brackens’ employment without cause, Mr. Brackens would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to two weeks’ base annual salary for each full year of employment.

Upon termination Mr. Brackens’ employment because of disability, the Company shall pay or provide Mr. Brackens (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Brackens’ employment because of death, Mr. Brackens’ estate shall be entitled to any Accrued Benefits. Upon the termination Mr. Brackens’ employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Brackens any Accrued Benefits.

Daniel Marks

On June 11, 2020, Mr. Marks entered into an engagement agreement with the Company. The Engagement Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Marks gives at least 30 days written notice prior to the expiration of the Initial Term or each Additional Term.. Mr. Marks is to receive a base salary of $18,000 per month. Mr. Marks is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The Engagement Agreement may be terminated with or without cause. The Company can terminate Mr. Marks without cause at any time during the first ninety (90) days of the Initial Term of the Engagement Agreement. Upon termination of Mr. Marks because of disability, the Company shall pay or provide to Mr. Marks (1) any unpaid salary and any accrued vacation through the date of termination; (2) any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which he may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

As a full-time employee of the Company, Mr. Marks will be eligible to participate in all of the Company’s benefit programs.

Christopher Malone

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

Under this agreement, if the Company were to terminate Mr. Malone’s employment without cause, Mr. Malone would be entitled to receive all compensation earned but unpaid through the date of termination and a severance payment equal to one months’ base annual salary for each full year of employment.

Upon termination Mr. Malone’s employment because of disability, the Company shall pay or provide Mr. Malone (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Malone’s employment because of death, Mr. Malone’s estate shall be entitled to any Accrued Benefits. Upon the termination Mr. Malone’s employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Malone any Accrued Benefits.

On February 20, 2020, Mr. Malone resigned from his positions as Chief Financial Officer and member of the board of directors, effective immediately.

Outstanding Equity Awards at June 30, 2020

The following table summarizes the outstanding equity award holdings held by our named executive officers and directors at June 30, 2020.

Name	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
David Watt(1)	1,333	$10.50	8-1-23
Yan Rozum(2)	5,000	$10.50	8-1-23
Chul Wong Lim	1,333	$10.50	8-1-23

(1)	Mr. Watt resigned from his position as member of the Board of Directors on June 5, 2020.

(2)	Mr. Rozum resigned from his positions as Chief Technology Officer and member of the board of directors on September 19, 2019.

Stock Incentive Plans

The 2017 Plan

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”). Pursuant to the 2017 Plan, the number of incentive stock options issued to employees, officers, and directors of the Company shall not exceed 166,667.

The following lists, as of June 30, 2020 the options and shares granted pursuant to the 2017 Plan. Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plan
Stock Incentive Plan	166,667	51,942	114,725	-

Pursuant to the 2017 Plan, awards may be in the form of Incentive Stock Options, Non-Qualified Sock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees are eligible to be granted Incentive Stock Options pursuant to the 2017 Plan as may be determined by our Board of Directors which administers the Plan.

Options granted pursuant to the 2017 Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board of Directors, options granted pursuant to the 2017 Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to 2017 Plan be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to be granted Non-Qualified Stock Options pursuant to 2017 Plan as may be determined by our Board of Directors which administers the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

Options granted pursuant to 2017 Plan terminate at such time as may be specified when the option is granted.

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

The 2020 Plan

On August 13, 2020, the Company adopted the Esports Entertainment Group, Inc. 2020 Equity and Incentive Plan (the “2020 Plan”), designed by the Compensation Committee with the assistance of management as part of a comprehensive compensation strategy to provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. There are 1,500,000 shares available under the 2020 Plan.

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

Directors’ Compensation

The table below shows the compensation paid to our directors during the year ended June 30, 2020. Grant Johnson was not compensated for acting as a director during fiscal 2020 and 2019.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Chul Woong Lim	2020	$20,000	$30,531	$—	$50,531
	2019	$20,000	$—	$—	$20,000
Yan Rozum(3)	2020	$—	$—	$—	$—
	2019	$—	$—	$—	$—
David Watt(4)	2020	$38,750	$20,000	$—	$58,750
	2019	$25,000	$—	$—	$25,000
Allan Alden	2020	$20,000	$20,000	$—	$40,000
	2019	$10,000	$—	$—	$10,000
Damian Mathews	2020	$1,667	$—	$—	$1,667
	2019	$—	$—	$—	$—

(1)	The fair value of stock issued for services computed in accordance with ASC718 on the date of grant.
(2)	The fair value of options granted computed in accordance with ASC718 on the date of grant
(3)	Mr. Rozum resigned from his positions as Chief Technology Officer and member of the board of directors on September 19, 2019.
(4)	Mr. Watt resigned from his position as member of the Board of Directors on June 5, 2020.

During the year ended June 30, 2019, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our voting shares beneficially owned as of September 22, 2020 and is based on 12,543,750 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of September 22, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of September 22, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: 170 Pater House, Psaila Street, Birkirkara, Malta, BKR 9077.

The following shows the stock ownership of our officers, directors and any person known to us who owns more than 5% of our common stock as of September 22, 2020.

Name and Address of Beneficial Owner	Number	Percent
Grant Johnson(1) 1370 Pilgrims Way Oakville, ON, Canada	3,333,334	26.57%
Daniel Marks 121 Lockwood Road Riverside, CT, US	70,588	*
John Brackens 66 Eastville, Subdivision Filinvest East Homes Cainta Rizal, Philippines	10,888	*
Chul Woong Lim(2) 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	14,667	*
Damian Mathews(3) 69 De Luen Avenue Tindalls Beach, Whangaparaoa Auckland 0930	6,667	*
Stuart Tilly 87 Luton Road Harpenden, UK	70,588	*
Warwick Bartlett	—	—
Rose Cottage, 28 Bowling Green Road Castletown, Isle of Man, British Isles, IM9 1EB
Alan Alden 202, Yucca, Swieqi Road Swieqi, SWQ 3454, Malta	—	—
All Officers and Directors as a group (seven persons)	3,506,732	27.95%
Shawn Erickson(4) 122-201 Rua Figueiredo Magnalhaes Rio de Janeiro, RJ, Brazil	506,667	4.04%
VG-SPV LLC(5) 50 South Steele, Suite 508 Denver, CO 80209	481,932	3.79%
AHG (6) 700 West Morse Blvd, Suite 220 Winter Park, FL, US	2,291,097	16.49%

5% Beneficial Shareholders as a Group	3,279,696	23.31%

*	less than 1%

(1)	Second Generation Holdings Trust is a trust controlled by Grant Johnson and currently holds 3,333,334 shares of common stock.

(2)	Includes 13,333 shares of common stock and 1,334 options to purchase shares of common stock currently exercisable.

(3)	Includes 6,667 shares of common stock.

(4)	Includes 506,667 shares of common stock.

(5)	Includes 304,154 shares of common stock and warrants to purchase 177,778 shares of common stock currently exercisable VG-SPV, LLC is an entity controlled by First Capital Ventures, LLC. Gary Graham is the manager of First Capital Ventures, LLC.

(6)	Includes 941,160 shares of common stock and warrants to purchase 1,349,937 shares of common stock currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of each transaction since June 30, 2017 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Our Company’s policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

The Company incurs home office expenses allowances of $4,800 per year charged by the President of the Company for use of a home office for him and an employee of the Company. As of June 30, 2020, the Company did not have a balance payable to the President related to rent payments.

From June 12, 2014 through November 6, 2019, our betting platform and source code (the “Swiss Licensed Software”) was licensed from Swiss Interactive Software (GmbH) Switzerland (“Swiss Interactive”), a company controlled by Yan Rozum, our previous Chief Technology Officer and a former member of the board of directors. We paid Swiss Interactive a percentage on gaming revenues up to $300,000 annually for this license depending on the volume of transactions. Additionally, we paid a monthly service fee of $24,500 to Swiss Interactive.

On April 7, 2019, we entered into a software transfer agreement (the “Software Transfer Agreement”) with Swiss Interactive for the purchase of the Swiss Licensed Software for consideration of $1,700,000.

On November 6, 2019 the Software Transfer Agreement was terminated. The Company no longer uses the Swiss Licensed Software and has no contractual relationship with Swiss Interactive, its affiliates or affiliated entities.

During the year ended June 30, 2020, Swiss Interactive Software charged the Company in the aggregate $20,505 in accordance with the agreements. As of June 30, 2020 the Company owed Ardmore/Swiss $36,650.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2020 and 2019, including review of our interim financial statements were $84,350 and $70,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $53,850 and $34,207 for audit related fees during the fiscal years ended June 30, 2020 and 2019, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $NIL for tax and fees during the fiscal years ended June 30, 2020 and 2019.

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

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws.	S-1	3.2	05/02/2019
10.1	Share Exchange Agreement dated May 20, 2013 between our company, Shawn Erickson, H&H Arizona, Inc., Next Generation Holdings Trust, a Nevis trust, and the Shareholder of H&H Arizona, Inc.	8-K	10.1	08/07/2014
10.2	Convertible Promissory Note with Tangiers Global, LLC dated June 3, 2016	8-K	10.1	06/21/2016
10.3	Form of Securities Purchase Agreement	8-K	10.1	11/15/2018
10.4	Form of Senior Secured Convertible Note	8-K	10.2	11/15/2018
10.5	Form of Warrant	8-K	10.3	11/15/2018
10.6	Form of Security Agreement	8-K	10.4	11/15/2018
10.7	Form of Pledge Agreement	8-K	10.5	11/15/2018
10.8	Form of Subsidiary Guarantee	8-K	10.6	11/15/2018

10.9*	Amended and Restated Employment Agreement with Grant Johnson				X
10.10*	Employment Agreement with Yan Rozum	S-1	10.11	05/02/2019
10.11*	Employment Agreement with Christopher Malone	S-1	10.13	05/02/2019
10.12	First Amendment to Employment Agreement, dated February 21, 2020, by and between Esports Entertainment Group, Inc. and Christopher Malone	8-K	10.2	02/24/2020
10.13*	Employment Agreement with John Brackens	8-K	10.1	05/23/2019
10.14	Lease Agreement with Polskie NieruchomoŚci Sp. Z.O.O.	S-1	10.15	05/02/2019
10.15	Software Transfer Agreement dated April 7, 2019, by and between Swiss Interactive Software and the Company	S-1	10.16	05/02/2019
10.16	Form of Waiver Agreement	8-K	10.4	07/22/2019
10.17	Form of Amended and Restates Senior Secured Convertible Promissory Note	8-K	10.5	07/22/2019
10.18	Form of Cavalry Fund I LP Warrant	8-K	10.6	07/22/2019
10.19	Form of Securities Purchase Agreement	8-K	10.1	08/20/2019
10.20	Form of Convertible Promissory Note	8-K	10.2	08/20/2019
10.21	Form of Warrant	8-K	10.3	08/20/2019
10.22	Form of Placement Agent Warrant	8-K	10.4	08/20/2019
10.23	Consulting Agreement, dated February 22, 2020, by and between Esports Entertainment Group, Inc. and James S. Cardwell	8-K	10.1	02/24/2020
10.24	Underwriting Agreement, by and among Esports Entertainment Group, Inc., Maxim Group LLC, and Joseph Gunnar & Co., LLC	8-K	1.1	04/14/2020
10.25	Form of Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Unit A Warrant and Form of Unit B Warrant	8-K	4.1	04/14/2020
10.26	Form of Director Agreement	8-K	10.1	09/03/2020
10.27	Form of Engagement Agreement				X
10.28	Stock purchase agreement, by and among Esports Entertainment Group, Inc., LHE Enterprises Limited, and AHG Entertainment, LLC				X
10.29	Form of Warrant issued to AHG Entertainment, LLC				X
10.30	Assignment of Intellectual Property Rights Agreement, by and among Esports Entertainment Group, Inc., AHG Entertainment Associates, LLC and Flip Sports Limited				X
10.31	Consulting Agreement, by and among Esports Entertainment Group, Inc. and Rivington Law				X
22.1	Subsidiaries				X
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Audit Committee Charter	S-1		05/02/2019
99.2	Compensation Committee Charter	S-1		05/02/2019
99.3	Nominating Committee Charter	S-1		05/02/2019
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: October 1, 2020	By:	/s/ Grant Johnson
Grant Johnson
Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant Johnson	Chief Executive Officer, Secretary, and	October 1, 2020
Grant Johnson	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Daniel Marks	Chief Financial Officer	October 1, 2020
Daniel Marks	(Principal Accounting Officer and Principal Financial Officer)

/s/ Damian Mathews	Director	October 1, 2020
Damian Mathews

/s/ Chul Woong Lim	Director	October 1, 2020
Chul Woong Lim

/s/ Alan Alden	Director	October 1, 2020

/s/ Warwick Bartlett	Director	October 1, 2020

ESPORTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Esports Entertainment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Esports Entertainment Group Inc. (the Company) as of June 30, 2020 and 2019, and the related statements of operations, comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

October 1, 2020

Esports Entertainment Group, Inc.

Consolidated Balance Sheets

	June 30,
	2020	2019

ASSETS

Current assets
Cash	$12,353,307	$43,412
Prepaid expenses and other current assets - related parties	-	190,280
Deposit on business acquisition	500,000	-
Prepaid expenses and other current assets	263,345	213,817
Total current assets	13,116,652	447,509

Fixed assets	8,041	16,577
Intangible assets	2,000	81,226
Other non-current assets	6,833	16,480

TOTAL ASSETS	$13,133,526	$561,792

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$789,891	$607,448
Liabilities to be settled in stock	927,855	-
Due to officers	21,658	1,551
Convertible note	-	290,720
Derivative liabilities	-	4,655,031

Total liabilities	1,739,404	5,554,750

Stockholders’ deficit
Preferred stock $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of June 30, 2020 and 2019, respectively	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 11,233,223 and 5,849,208 shares issued and outstanding as of June 30, 2020 and 2019, respectively	11,233	5,850
Additional paid-in capital	31,803,491	4,955,379
Equity to be issued	115,000	230,000
Accumulated deficit	(20,535,602)	(10,184,187)
Total stockholders’ deficit	11,394,122	(4,992,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,133,526	$561,792

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended June 30,
	2020	2019

Operating expenses:
General and administrative	$4,049,714	$3,014,473

Total operating expenses	4,049,714	3,014,473

Operating loss	(4,049,714)	(3,014,473)

Other income (expense)
Interest expense	(1,995,458)	(5,586,617)
Net amortization of debt discount and premium on convertible debt	(1,156,877)	(290,720)
Change in fair market value of derivative liabilities	(2,432,302)	2,520,060
Loss on extinguishment of debt, net	(2,795,582)	-
Gain on Warrant Exchange	1,894,418	-
Impairment of intangible asset	(67,132)	-
Gain on settlement of debt	253,588	-
Foreign exchange gain (loss)	42	100

Total other expense	(6,299,303)	(3,357,117)

Loss before income taxes	(10,349,017)	(6,371,650)

Income tax expense	(2,398)	(9,715)

Net loss and comprehensive loss	$(10,351,415)	$(6,381,365)
Basic and diluted loss per common share	$(1.50)	$(1.10)

Weighted average number of common shares outstanding, basic and diluted	6,880,321	5,791,145

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Changes in Stockholders Equity (Deficit)

For the Twelve Months Ending June 30, 2020 and 2019

	Common Stock		Additional paid-in	Equity to be	Accumulated
	Shares	Amount	capital	issued	Deficit	Total

Balance as at July 1, 2018	5,572,697	5,573	3,684,265	379,102	(3,802,822)	266,118
Common stock and warrants issued for services	37,333	37	550,172	(127,500)	-	422,709
Common stock issued for cash, net of costs	13,778	14	30,986	(31,000)	-	-
Common stock issued upon the exercise of warrants	226,013	226	538,905	(220,602)		318,529
Issuance of stock options	-	-	151,051	-	-	151,051
Equity to be issued	-	-	-	230,000	-	230,000
Net loss for the period	-	-	-	-	(6,381,365)	(6,381,365)
Balance as at June 30, 2019	5,849,821	5,850	4,955,379	230,000	(10,184,187)	(4,992,958)
Common stock and warrants issued for cash, net of costs	1,980,000	1,980	6,769,460	-	-	6,771,440
Common stock issued upon the exercise of over-allotment, net of costs	209,400	209	823,550	-	-	823,759
Common stock issued upon the exercise of warrants, net of costs	1,543,396	1,543	6,552,739	85,000	-	6,639,282
Common stock issued upon the conversion of debt	1,217,241	1,217	4,137,373	-	-	4,138,590
Reclassification of derivative liability upon conversion of debt	-	-	4,793,462	-	-	4,793,462
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Reclassification of derivative liability from warrants upon removal of derivative feature	-	-	221,222	-	-	221,222
Common stock issued for warrant exchange	288,722	289	1,688,735	-	-	1,689,024
Common stock and warrants issued for services	25,556	26	257,974	(200,000)	-	58,000
Non-cash warrant exercise	53,028	53	1,222,549	-	-	1,222,602
Stock based compensation	60,624	61	354,151	-	-	354,212
Net loss for the period	-	-	-	-	(10,351,415)	(10,351,415)
Balance as at June 30, 2020	11,233,223	$11,233	$31,803,491	$115,000	$(20,535,602)	$11,394,122

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,351,415)	$(6,381,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,614,236	699,861
Amortization and depreciation	20,631	51,243
Non-cash interest expense for issuance of derivative	-	5,586,617
Impairment of intangible asset	67,132	-
Net amortization of debt discount and premium on convertible debt	1,156,887	290,720
Change in the fair market value of derivative liabilities	2,432,302	(2,520,060)
Loss on extinguishment of debt	1,995,458	-
Non-cash interest expense	2,097,949	-
Gain on warrant exchange	(1,894,418)	-
Gain on settlement of debt	(253,588)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(123,831)	55,930
Accounts payable and accrued expenses	251,275	196,597
Due to officers	20,107	-
Net cash used in operating activities	(2,269,652)	(2,020,457)

Cash flows from investing activities:

Payment made in connection with business acquisition	(500,000)	-
Rent security deposit	-	(12,134)
Net cash used in investing activities	(500,000)	(12,134)

Cash flows from financing activities:

Proceeds from promissory convertible note	1,160,000	2,000,000
Repayment of promissory convertible note	(230,000)	-
Proceeds from the issuance of common stock	8,415,000	-
Proceeds from the exercise of over-allotments	889,950	-
Proceeds from the exercise of warrants	6,688,865	318,529
Deferred financing costs	(1,844,268)	(336,193)
Proceeds from promissory note - related party	-	50,000
Payment of promissory note - related party	-	(56,500)
Net cash provided by financing activities	15,079,547	1,975,836

Net (decrease) increase in cash	12,309,895	(56,755)

Cash, beginning of period	43,412	100,167

Cash, end of period	$12,353,307	$43,412

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Extinguishment of derivative liability associated with extinguishment of convertible notes	$6,219,785	$-
Extinguishment of debt discount associated with extinguishment of convertible notes	$1,909,280	$-
Debt discount and derivative liability associated with amended and restated note	$1,394,798	$-
Increase in principal amount of convertible debt associated with amended and restated note	$660,000	$-
Derivative liability associated with convertible notes entered into	$1,136,231	$-
Debt discount associated with convertible notes entered into	$1,276,000	$1,663,807
Extinguishment of derivative liability associated with cashless warrant exercise	$1,222,602	$-
Extinguishment of derivative liability associated with warrant exchange	$3,583,442	$-
Extinguishment of derivative liability upon exchange of warrants	$221,222	$-
Original issuance discount of convertible notes	$116,000	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

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

On July 7, 2020, the Company entered into a stock purchase agreement (the “Argyll Purchase Agreement”), between the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”). Argyll Entertainment is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.SportNation.bet, as well as two white label brands, www.RedZone.bet and www.uk.Fansbet.com, with over 200K registered players at the end of calendar year 2019.

On July 31, 2020, the Company consummated the closing of the Argyll Purchase Agreement. As consideration for the Acquired Companies, the Company (i) paid AHG $1,250,000 in cash (the “Cash Purchase Price”) of which $500,000 was previously paid; (ii) issued to AHG 650,000 shares of common stock of the Company (the “Consideration Shares”); and (iii) issued to AHG warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share (the “Consideration Warrants” together with the Cash Purchase Price and the Consideration Shares the “Purchase Price”). The Consideration Warrants are exercisable for a term of three (3) years.

We do not accept wagers from United States residents at this time.

Pro Forma Operating Results

The following table provides unaudited pro forma results for the years ended June 30, 2020 and 2019, as if the Argyll Purchase Agreement consummated on July 1, 2018. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Argyll Purchase Agreement been made as of July 1, 2018 or results that may occur in the future.

	Pro Forma (Unaudited) for the years ended June 30, 2020 and 2019
	2020	2019
Net sales	$8,367,407	$12,357,277
Net loss	$(12,459,156)	$(9,215,991)
Net loss per common share, basic and diluted	$(1.65)	$(1.43)

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Note 2 – Basis of Presentation and Liquidity

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

As of June 30, 2020, the Company had an accumulated deficit of $20,535,602 and a working capital of $11,377,248. The Company has not generated any revenues during the years ended June 30, 2020 and 2019. These factors raised substantial doubt regarding the Company’s ability to continue as a going concern, which has been alleviated by the execution of management’s plans. On April 16, 2020, the Company raised approximately $7,000,000 in net proceeds from its April Offering, as defined in Note 9. Additionally, the Company raised approximately $7,000,000 from the exercise of warrants and over-allotments during the year ended June 30, 2020. The funds received in the April Offering and warrant exercises are expected to be enough to satisfy the Company’s current obligations to continue operations at least for the next twelve months from the date of this filing.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at June 30, 2020 and 2019 there were no cash equivalents. At times, cash deposits may exceed FDIC-insured limits. At June 30, 2020, the amount the Company had on deposit funds that exceeded the FDIC-insured limits which were approximately $12,000,000. At June 30, 2019, the Company’s balances did not exceed the FDIC-insured limits.

Prepaid Expenses

Prepaid expenses consist of insurance and services paid in advance, for which the Company has not yet received the benefit.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

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

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and derivative warrants based on exercise contingencies. The reason the Company selected the lattice binomial model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument. Therefore, the fair value may not be appropriately captured by simple models.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

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

The following securities were excluded from weighted average diluted common shares outstanding for the twelve months ended June 30, 2020 and 2019 because their inclusion would have been antidilutive.

	As of June 30,
	2020	2019
Common stock equivalents:
Common stock options	51,942	51,942
Warrants issued with notes and placement agent warrants	5,264,592	727,779
Convertible notes	-	537,777
Equity to be issued	22,667	-
Totals	5,339,201	1,317,498

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, “Compensation – Stock Compensation”. Therefore, the measurement of compensation expense for all stock awards granted are at the fair value on the date of grant and recognition of compensation expense is based on the related service periods for awards expected to vest, which is typically the performance period. The Company has adopted ASU 2018-07, Compensation – Stock Compensation. There was no accounting impact related to the adoption of ASU 2018-07.

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

Advertising

Advertising consist primarily of online search and advertising, trade shows, marketing fees, and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. Advertising expense for the years ended June 30, 2020 and 2019 was $322,517 and $428,942, respectively.

Beneficial Conversion Feature

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of the warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Recently issued accounting standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features; (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as derivative liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, an entity will treat the value of the effect of the down round as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2017-11 which did not have any impact on the Company’s financial statement presentation or disclosures.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the potential impact of this standard on our consolidated financial statements.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 4 – Fixed Assets

Fixed assets as of June 30, 2020 and June 30, 2019 consists the following:

	June 30, 2020	June 30, 2019
Computer equipment	$14,450	$14,450
Furniture and equipment	20,241	20,241
Total	34,691	34,691
Accumulated depreciation	(26,650)	(18,114)
Net carrying value	$8,041	$16,577

During the years ended June 30, 2020 and 2019, the Company recorded total depreciation expense of $8,537 and $8,865, respectively.

Note 5 – Intangible Assets

Intangible assets as of June 30, 2020 and 2019 consists the following:

	June 30, 2020	June 30, 2019
Online gaming website	$6,000	$127,133
Accumulated amortization	(4,000)	(45,907)
Net carrying value	$2,000	$81,226

During the years ended June 30, 2020 and 2019, the Company recorded total amortization expense of $12,094 and $42,378, respectively. During the years ended June 30, 2020 and 2019, the Company recorded an impairment associated with the website asset of $67,132 and $0, respectively.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Note 6 – Related party transactions

The Company entered into transactions and owes balances related to cash to officers and directors.

a) The Company currently leases office space from the Chief Executive Officer of the Company, Grant Johnson. During the years ended June 30, 2020 and 2019, the Company incurred rent of $7,200 and $4,800, respectively, charged by its Chief Executive Officer. As of June 30, 2020 and 2019, the Company owed $21,658 and $1,551, respectively, to its Chief Executive Officer related to rent payments and corporate expenses paid on the Company’s behalf.

b) The Company provides an expense advance to David Watt, a former Director of the Company. For the years ended June 30, 2020 and 2019, the Company had provided an expense advance of $0 and $18,750, respectively, to Mr. Watt. As of June 30, 2020 and June 30, 2019, the Company included in prepaid expenses and other current assets – related party was $0 and $16,050 for both periods related to David Watt’s expense advance.

d) On April 7, 2019, the Company entered into the Software Transfer Agreement with an entity owned by a former related party (the “Former Related Party”) which was terminated on November 6, 2019. On June 12, 2014, the Company entered into a Betting Gaming Platform Software Agreement with an entity owned by the Former Related Party which was terminated in December 2019. During the year ended June 30, 2019, the former Related Party performed IT consulting services for the Company in accordance with a consulting agreement which was terminated during the year ended June 30, 2019. The aforementioned agreements are collectively referred to as the Agreements (the “Agreements”). During the years ended June 30, 2020 and 2019, the Former Related Party charged the Company in the aggregate $20,505 and $323,480, respectively, in accordance with the Agreements. As of June 30, 2020 and 2019, the Company has accrued in the aggregate $36,650 and $155,495, respectively, to the former Related Party in accordance with the Agreements.

e) The Company has entered into a rental agreement and a referral agreement with Contact Advisory Services Ltd, which is partly owned by a member of our board of directors. During the years ended June 30, 2020 and 2019, the Company expensed $43,107 and $40,780, respectively, in accordance with the agreement. As of June 30, 2020 and 2019, the Company owed $0 and $8,153, respectively to Contact Advisory Services Ltd.

Note 7 – Commitments and contingencies

Consultant Agreements

On August 1, 2017, the Company entered into a consulting agreement with a consultant for compensation of $48,000 per year. If the Company’s generates revenues exceeding $1,000,000 per month for six consecutive months the base annual compensation will increase to $72,000 per year. On March 1, 2020, the Company amended the original consulting agreement in order to employ the consultant as head of Esports, Americas. The employee will be compensated $4,000 per month in accordance with regular payroll practices of the Company. The agreement terminates on February 28, 2021, and automatically extents for additional successive one-year periods unless the Company or the employee provides 30-days’ notice prior to expiration.

On July 13, 2018, the Company entered into an agreement in principle with a third party, to assist the Company with an offering of common stock of the Company or any other financing. Pursuant to this agreement, the Company advanced $50,000 for expenses which has been included in prepaid expenses as a deferred financing cost as of June 30, 2019. On April 16, 2020, the Company recorded the $50,000 as a reduction to additional paid in capital upon consummation of the April Offering, as define in Note 9.

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) in order to obtain certain sponsorship-related rights, benefits, and opportunities with respect to the eSports team. The term of the contract was from October 1, 2019 to June 30, 2022. The Company agreed to pay the Team $516,000 over the term of the contract and $230,000 worth of common stock. The stock is payable in 12 equal installments on the first day of each month. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement whereby the Company agreed to pay a total of $2,545,000 in cash and $825,000 of common stock in tranches throughout the term of the contract which expires on January 31, 2023. As of June 30, 2020, the Company issued 33,333 shares of common stock to the Team. As of June 30, 2020, the Company has accrued $181,590 as accrued expenses in relation to this agreement. For the year ended June 30, 2020, the Company has expensed $203,590 in accordance with the agreement. As of June 30, 2020, the Company owed 21,650 shares of common stock to the Team.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Purchase Agreement

On July 7, 2020, the Company entered into a stock purchase agreement (the “Purchase Agreement”), by and among the Company, LHE, and AHG whereby the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”).

As consideration for the Acquired Companies, the Company agreed to pay AHG (i) $1,250,000 in cash of which $500,000 has already been paid; (ii) 650,000 shares of common stock of the Company; and (iii) warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share. warrants are exercisable for a term of three (3) years.

Contingencies

Boustead Securities, LLC (“Boustead”) has notified the Company that it owes Boustead $192,664, as well as warrants to purchase 94,528 shares of common stock of the Company, as compensation for their acting as the placement agent for the sale of Company securities between June 2017 and 2018. Unless this matter is settled, Boustead has notified the Company that they plan to file an arbitration claim to resolve this dispute. Management believes this claim to be without merit as it is management’s position that Boustead has been paid in full for the services provided and that no further cash or warrants are owed. The JAMS arbitration was originally scheduled for the end of January 2020 and has since been deferred due to COVID-19. It is the Company’s position that is has paid Boustead in full for the services it has provided. The Company has denied that it owes Boustead any additional cash or warrants and have filed motions to dismiss these claims as well as filed counterclaims against Boustead. The Company plans to continue to vigorously defend itself against these claims.

Note 8 – Convertible Debt

The Notes and the Bridge (each as defined below) were mandatorily converted in full on April 16, 2020 upon consummation of the April Offering, as defined in Note 9.

$2,200,000 Secured Convertible Note

On November 13, 2018 (the “November 2018 Offering”), the Company issued face value $2,200,000 5% Senior Convertible Notes issued at a 10% original issue discount along with 244,445 warrants for net proceeds of $2,000,000 (the “Notes”). Cash fees paid for financing costs were $336,193. The Notes are secured by all of our assets and accrues interest at 5% per annum, payable in cash at maturity. However, the principal amount may be converted at the option of the holder at any time during the term to maturity into shares of our common stock at a conversion price of $9.00 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $9.00. The Notes also contain certain traditional default provisions that are linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company has concluded that the Notes contain an embedded conversion option that is indexed to the Company’s stock which contain an optional cash settlement feature. Therefore, the embedded conversion option is subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Additionally, the Company issued its placement agents warrants to purchase its common stock. The warrant is exercisable until December 12, 2023 for 48,889 of shares at a purchase price of $11.25 per share subject to adjustment for capital reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $11.25. The Company has concluded that the Warrants contain an optional cash settlement feature. Therefore, the Warrants are subject to classification in the Company’s financial statement in liabilities at fair value both at inception and subsequently pursuant to ASC 815. During the year ended June 30, 2020, the placement agents warrants were exchanged and replaced with new warrants whereby their derivative feature was removed. Upon replacement, the warrants were fair valued and the derivative feature was recorded as additional paid in capital in the amount of $221,222.

On July 17, 2019, the Company and the investors (the “Investors”) in its November 2018 Offering entered into Waiver Agreements (the “Waiver Agreements”). Pursuant to the terms of the Waiver Agreement, the Investors waived the exercise of remedies with regard to certain breaches of agreements and any and all events of defaults between the Company and the Investors, including the Notes, Warrants, and Securities Purchase Agreements (the “Transaction Documents”).

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

The Company evaluated the debt modification for the Amended and Restated Note in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2,200,000 Secured Convertible Note was written off and the Amended and Restated Note was recorded at fair value as of July 17, 2019. On July 17, 2019 the Company wrote off the remaining principal balance of $2,200,000 and recorded the Amended and Restated Note at fair market value in the amount of $4,476,412. On July 17, 2019, of the $4,476,412 fair market value, $2,860,000 represents the face amount of the Amended and Restated Note and $1,616,412 represents the deemed premium paid for the Amended and Restated Note which was recorded as additional debt principal to be amortized over the remaining life of the Amended and Restated Note. The Company accelerated the remaining amortization of the July 17, 2019 premium on November 19, 2019. For the twelve months ended June 30, 2020, the Company recorded a reduction to amortization expense in the amount of $1,616,412 for the amortization of the deemed premium and a loss on extinguishment of debt in the amount of $2,795,582.

On November 19, 2019, the Company and the Investors in its November 2018 Offering have agreed to or entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until February 14, 2020. In consideration for the November Waiver Agreements, the Company issued 5,435 shares of common stock and recorded $26,902 as interest expense. As of March 31, 2020, the Investors verbally agreed to extend the maturity date until the filing of the Company’s registration statement, which was subsequently filed on April 15, 2020.

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

June 30, 2020

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

These Notes were verbally agreed to be extended at the maturity date until the April Offering, as defined in Note 9. The Notes were mandatorily converted in full on April 15, 2020 upon the consummation of the Company’s public offering of its securities and simultaneous listing on the Nasdaq Capital Market. The Company accrued interest at the default interest rate, which was recorded as a gain on extinguishment of debt upon conversion as no default interest was called.

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

On October 11, 2019 and December 16, 2019, Company consummated additional closings of the Offerings whereby the Company entered into certain securities purchase agreement accredited investors (the “Q2 Closings”). Pursuant to the Q2 Closings, the Company issued the investors those certain convertible promissory notes (the “Q2 Promissory Notes”) in the aggregate principal amount of $753,500 (including a 10% original issue discount) and to purchase 83,722 shares of the Company’s common stock for aggregate gross proceeds of $685,000.

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

The Bridge Notes were mandatorily converted in full on April 15, 2020 upon the consummation of the April Offering, as defined in Note 9.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Joseph Gunnar & Co., LLC (the “Placement Agent”) acted as placement agent for the Offerings and received cash compensation of $85,000 and warrants to purchase 20,778 shares of the Company’s common stock, at an initial exercise price of $11.25 per share, subject to adjustment (“Agent Warrants”). The Agent Warrants may be exercised on a “cashless” basis and expire August 14, 2024 and August 29, 2024.

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

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Notes	Face Value
	June 30, 2020	June 30, 2019
Face value of Amended and Restated Note	$-	$2,200,000
Face value of Bridge Notes	-	-
Total face value	-	2,200,000
Aggregate debt discount	(-)	(1,909,280)
Carrying value	$-	$290,720

The carrying value of the aggregate secured convertible notes at June 30, 2020 and 2019 was $0 and $290,720, respectively.

Discounts and premiums on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is greater than face value. Discounts and premiums are amortized through charges to and reductions to amortization of interest expense using the effective interest rate method over the term of the debt agreement. Amortization of debt discounts amounted to $2,841,617 and amortization of debt premium amounted to $1,616,412, which resulted in expense from net amortization in the amount of $1,225,205 during the year ended June 30, 2020. During the year ended June 30, 2019, the Company recorded amortization of debt discount in the amount of $290,720.

Derivative Liabilities

The carrying value of the compound embedded derivative and warrant derivative liabilities are on the balance sheet, with changes in the carrying value being recorded as a change in fair market value of derivative liabilities on the statements of operations and comprehensive loss.

The Company’s derivative liability was extinguished upon conversion of the Company’s convertible notes and exchange of the Company’s warrants issued with the convertible notes in the April Offering, as defined in Note 9. The components of the compound embedded derivative and warrant derivative liabilities as of June 30, 2019 are as follows:

Our financing giving rise to derivative financial instruments	Indexed Shares	Fair Values
Compound embedded derivatives:
$2,200,000 face value secured convertible notes	244,444	$1,777,363
Warrant derivative liabilities (Issued with Note)	244,444	2,398,057
Warrant derivative liabilities (Placement agent Warrants)	48,889	479,611
	537,777	$4,655,031

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended June 30, 2020 and 2019:

Amount
Issuances to debt discount	$2,200,000
Issuances to interest expense	4,975,091
Change in fair value of derivative liabilities	(1,659,507)
Change in fair value of warrant liabilities	(860,553
Balance at June 30, 2019	4,655,031
Change due to warrant exercise	(1,222,602)
Change due to extinguishment of debt	(1,426,323)
Change due to acquired amended and restated note	2,504,127
Change due to issuance of warrants	1,851,892
Change in fair value of derivative liabilities	2,134,592
Change in fair value of warrant liabilities	297,706
Change due to redemption of convertible debt	(196,297)
Change due to extinguishment of warrant liabilities upon Warrant Exchange	(3,583,442)
Change due to extinguishment of derivative liabilities upon conversion of notes	(4,793,462)
Change due to extinguishment of derivative upon exchange of derivative warrants	(221,222)
Balance at June 30, 2020	$-

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

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

Note 9 – Common Stock

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There are no preferred shares designated, issued, and outstanding for the years ending June 30, 2020 and 2019.

Issued Common Stock

During the year ended June 30, 2019, the Company issued 37,333 shares of its common stock for services rendered with a weighted average fair market value of $14.74 per share or $550,209 in the aggregate. Of the 37,333 shares of common stock issued, 11,000 shares of common stock were related to services received in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018 with a fair market value of $12.75 per share or $127,500 in the aggregate. For the period ended June 30, 2019, the Company recorded $127,500 as a reduction in equity to be issued.

During the year ended June 30, 2019, the Company issued 13,778 shares of its common stock related to a subscription agreement entered in a previous period. The Company recorded these shares as equity to be issued at June 30, 2018 and did not receive any cash proceeds during the year ended June 30, 2019. For the year ended June 30, 2019, the Company recorded $31,000 as a reduction in equity to be issued.

During the year ended June 30, 2019, the Company issued 226,013 shares of common stock for the exercise of warrants with a weighted average fair market value of $2.39 per share or $539,131 in the aggregate. Of the 226,013 shares of common stock issued, 84,444 of common stock were related to exercises in a previous period. The Company recorded these shares at June 30, 2018 with a fair market value of $2.61 per share or $220,602 in the aggregate. For the period ended June 30, 2019, the Company recorded $220,602 as a reduction in equity to be issued.

During the year ended June 30, 2020, the Company issued 53,028 shares of its common stock upon the exercise of warrants upon a cashless exercise.

During the year ended June 30, 2020, the Company issued 1,543,396 shares of its common stock upon the exercise of warrants and received net cash proceeds of $6,554,283. As of June 30, 2020, the Company recorded $85,000 as equity to be issued in relation to warrants exercised.

On November 19, 2019, the Company and the Investors in its November 2018 Offering entered into subsequent Waiver Agreements (the “November Waiver Agreements”). Pursuant to the terms of the November Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, in connection with the Transaction Documents and agreed to extend the maturity of their Notes until the April Offering, as defined below. The Company issued 5,435 shares of common stock in relation to the November Waiver Agreements. These Notes were mandatorily converted in full upon the consummation the April Offering. In consideration for the Investors entrance into the Waiver Agreements, the Company has agreed to issue to each Investor an additional Warrant (the “Additional Warrant”) to purchase such number of shares of the Company’s Common Stock equal to 5% of the Warrant Shares initially issuable to such Investor under the Warrant issued to such Investor in the November 13, 2018 Offering, as amended. The Additional Warrant shall have an exercise price of $11.25 per share and shall be in form substantially the same as the Warrants issued in the November 2018 Offering, provided that no cashless provision, ratchet provision or piggyback registration provisions shall be contained in the Additional Warrants.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

During the year ended June 30, 2020, the Company issued 25,556 shares of its common stock for services rendered with a weighted average fair market value of $10.10 per share or $258,000 in the aggregate. Of the 25,556 shares of common stock issued, 16,667 shares of common stock were related to services received in a previous period. The Company recorded these shares as equity to be issued at June 30, 2019 with a fair market value of $12.0 per share or $200,000 in the aggregate. For the year ended June 30, 2020, the Company recorded $258,000 as general and administrative expense for the shares issued and recorded $200,000 as a reduction in equity to be issued.

During the year ended June 30, 2020, the Company issued 60,624 shares of its common stock for services rendered with a weighted average fair market value of $5.84 per share or $354,151 in the aggregate.

Liabilities to be settled in stock

On June 3, 2020, the Company’s board of directors granted 117,450 shares of common stock, in the aggregate, as follows (i) 1,333 shares granted to management, (ii) 16,966 shares granted to employees, and (iii) 99,151 shares granted to consultants. The board of directors granted these shares for services rendered. The Company recorded these shares as stock-based compensation in the amount of $927,855. As of June 30, 2020, the Company recorded $927,855 as liabilities to be settled in stock in relation to the grant. The shares were issued on September 28, 2020.

Public Offering and Conversion of Debt

On April 16, 2020, the Company closed its offering (the “April Offering”) in which it sold 1,980,000 units, with each unit consisting of one share of the Company’s common stock and two warrants (“Unit A Warrant” and “Unit B Warrant”, and collectively with the common stock the “Units”), each to purchase one share of common stock, at a public offering price of $4.25 per share. In connection with the Offering, the Company (i) received net proceeds of $6,771,440 million, after deducting underwriting discounts, commissions and offering fees, (ii) issued 1,217,241 shares of common stock and 2,434,482 warrants with an exercise price of $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest, (iii) recorded $4,793,462 of additional paid in capital in connection with the extinguishment of the Company’s derivative liability associated with the convertible debt, and (iv) paid $125,000 of principal convertible debt and recorded $153,401 as gain on settlement of debt in relation to the derivative liability associated $125,000 principal payment. In addition, the underwriters were granted a 45-day option to purchase up to an additional 297,000 shares of Common Stock, and/or 297,000 Unit A Warrants, and/or 297,000 Unit B Warrants, or any combination thereof, to cover over-allotments, if any (the “Over-Allotment Option”). The Units were offered and sold to the public pursuant to the Company’s registration statement on Form S-1, filed by the Company with the Securities and Exchange Commission on May 2, 2019, as amended, which became effective on April 14, 2020.

In connection with the April Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) dated April 14, 2020 with the underwriters (the “Underwriters”) of the Offering. Pursuant to the Underwriting Agreement, the Underwriters exercised the over-allotment option to purchase 209,400 additional Unit A Warrants and 209,400 additional Unit B Warrants at a price of $0.01 for each of the Unit A and Unit B Warrants (the “Over-Allotment Option”). The Company received net proceeds of $823,759 from the exercise of the over-allotment option.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Note 10 – Warrants

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2018	658,023	$3.15	2.60	$6,064,913
Issued	309,334	11.25
Exercised	(226,013)	2.40		1,817,576
Expired	(13,565)	1.77
Outstanding, June 30, 2019	727,779	6.30	2.09	2,563,939
Issued	6,570,302	4.44
Exercised	(1,674,542)	4.59		4,461,592
Exchanged	(288,722)	11.25
Expired	(70,225)	3.12
Outstanding and Exercisable, June 30, 2020	5,264,592	$4.28	0.86	$14,654,296

There were 1,709,953 warrants exercised during the year ended June 30, 2020. The intrinsic value of the warrants exercised during the years ended June 30, 2020 and 2019 was $4,561,472 and $1,817,576, respectively.

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

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, July 1, 2018	54,609	$10.50
Granted	13,333	10.50
Cancelled	(16,000)
Outstanding, June 30, 2019	51,942	10.50
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2019	51,942	$10.50

As of June 30, 2020, the weighted average remaining life of the options was 4.35 years.

During the years ended June 30, 2020 and 2019, the Company recorded stock-based compensation expense of $1,614,236 and $699,861, respectively, which has been recorded as general and administrative expense in the statements of operations.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Of the $1,614,236 stock based compensation, $274,230 was related to the amortization of stock based compensation recorded as prepaid expense. As of June 30, 2020, there was $175,137 of unrecognized expense related to non-vested stock-based compensation arrangements.

Note 12 – Segment Information

The following tables summarizes financial information by geographic segment.

For the year ended June 30, 2020:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$50,852	$145,324	$213,879	$9,941,360	$10,351,415

For the year ended June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Net Loss	$-	$32,017	$8,229	$6,695,878	$6,736,124

As of June 30, 2020:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$15,293	$49,400	$2,257	$13,066,576	$13,133,526

As of June 30, 2019:

	Antigua	Malta	Curacao	U.S.	Total
Assets	$183,650	$9,639	$1,153	$415,243	$609,685

Note 13 – Income Taxes

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2020 and 2019 is as follows:

United States	June 30,
	2020	2019
Income before income taxes	$(10,349,016)	$(6,371,649)
Taxes under statutory U.S. rates	(2,173,293)	(1,338,046)
Increase in valuation allowance	863,264	725,276
Foreign tax rate differential	(5,953)	2,451
Change in value of derivatives	510,783	813,801
Debt restructure	797,981	-
Asset impairment	14,098	-
Discrete items	(4,482)	(193,767)
Income tax	$2,398	$9,715

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but due to sustained losses, the NOL carryback provision of the CARES Act would not yield a benefit to us.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

Deferred tax assets	June 30,
	2020	2019
Net operating loss carryforward	$1,864,962	$1,232,306
Nonqualified stock options	187,209	146,971
Stock compensation payable	190,370	-
Total deferred tax assets	2,242,541	1,379,277
Valuation allowance	(2,242,541)	(1,379,277)
Net deferred tax assets	$-	$-

At June 30, 2020, the Company had U.S. net operating loss carry forwards of approximately $7,483,651 that may be offset against future taxable income subject to limitation under IRC Section 382. Of the $7.5 million, of Federal net operating loss carryforwards, $2.8 million begin to expire in 2032. The remaining balance of $4.7 million do not have an expiration. At June 30, 2020, the Company had Antigua net operating loss carry forwards of approximately $955,499 million which can be carried forward for 6 years but are limited in annual usage of 50% of current years taxable income. Additional foreign net operating loss carryforwards were generated in Malta in the amount of $154,626 which do not expire and Curacao in the amount of $1,826 which can be carried forward for 10 years. No tax benefit has been reported in the June 30, 2020 and 2019 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2020 and June 30, 2019, respectively.

Note 14 – Subsequent Events

Equity Issuances

On July 6, 2020, the Company issued 650,000 shares of common stock in accordance with the Argyll Purchase Agreement (see Note 1).

Subsequent to June 30, 2020, the Company issued 258,796 shares of common stock upon the exercise of warrants with a weighted average exercise price of $4.15 per share.

Subsequent to June 30, 2020, the Company issued 181,176 shares of common stock to members of management as compensation.

Subsequent to June 30, 2020, the Company issued 16,966 shares of common stock to employees as compensation.

Subsequent to June 30, 2020, the Company issued 109,781 shares of common stock to consultants as compensation for services rendered.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

Loan Payable

Subsequent to June 30, 2020 and in connection with the Argyll acquisition, the Company entered into a bank loan agreement in the amount of $250,000. The loan carries no interest for twelve months, and is payable in accordance with the terms set forth in the Paycheck Protection Program established under the Corona virus Aid, Relief and Economic Security Act enacted March 27, 2020.

Twin River Agreement

On August 17, 2020, the Company entered into an agreement with Twin River Worldwide Holdings, Inc. (“Twin River”) that operates various online gaming and betting services in the state of New Jersey, USA. The organization will assist the Company in the operations and support to make available sports wagering to persons in New Jersey under the State Gaming Law. On the skin launch date (the “Launch Date”), which is expected to occur during the fiscal year ending June 30, 2021, the Company will pay the operator $1,500,000 and issue 50,000 shares of common stock. On each one-year anniversary of the Launch Date, the Company will pay an additional $1,250,000 and issue 10,000 shares of common stock. The agreement shall have a term of ten years from the Launch Date.

Flip Agreement

On September 3, 2020 the Company, entered into an Assignment of Intellectual Property Rights Agreement (the “IP Assignment Agreement”), by and among the Company, AHG and Flip Sports Limited (“Flip”) whereby the Company acquired all intellectual property rights in connection with the software developed by Flip and owned by AHG related to AHG’s online games and rewards platform and all other online software (the “Software”). This includes all works in relation to the same, including, but not limited to the source code of the Software and all technical and functional information and documentation required to operate the Software, all artwork, content and materials used in connection with the Software and any other works in respect of which AHG is the legal and beneficial owner and which are being used in connection with the Software (the “Works” together with the intellectual property rights in the Software the “Assigned Intellectual Property”).

The IP Assignment Agreement is subject to Transfer of Undertakings (Protection of Employment) Regulations 2006 (the “Transfer Regulations”) pursuant to U.K. labour law, protecting employees whose business is being transferred to another business. Accordingly, as of the Effective Date, all employees of Flip (the “Flip Employees”) will become employees of the Company or one of its operating subsidiaries pursuant to the same terms of employment such employees maintained with Flip.

As consideration for the Assigned Intellectual Property, the Company agreed to pay AHG an aggregate of $1,100,000 (the “Flip Purchase Price”) payable as follows: (a) $100,000 in cash on the Effective Date (“Cash Consideration”); and (b) that certain number of shares the Company’s restricted common stock, equal to $1,000,000 (the “Share Consideration”) at a price per share equal to the 30-day weighted average of the Company’s common stock immediately prior to the issuance in accordance with the following payment schedule (i) that certain number of shares equal to $500,000 issued to AHG on the Effective Date (“Closing Shares”); and (ii) that certain number of shares equal to $500,000 of restricted common stock (the “Post Closing Shares”) issued to AHG on the sixth (6) month anniversary of the Effective Date (“Final Payment Date”), subject to the continued employment of certain key employees of Flip as identified in the IP Assignment Agreement (the “Key Employees”). The cash equivalent amount of the Post Closing Shares shall be reduced by $100,000 per Key Employee no longer with the Company on the Final Payment Date. On September 14, 2020, the Company issued 93,808 in accordance with the agreement.

In consideration for and as a condition to AHG entering into the IP Assignment Agreement, the Company and AHG entered into an Agreement for the License of Software on a Source Code Basis (the “License Agreement”) whereby the Company granted AHG a perpetual license to the Software subject to restrictions as to its use as well ongoing development and support services.

From the Effective Date until the 4th anniversary of the Effective Date of the IP Assignment Agreement, AHG may (i) use, reproduce and exploit the AHG Software Copy (as defined in the License Agreement) on an exclusive basis within the jurisdictions outlined therein; (ii) after the 4th anniversary of the Effective Date use, reproduce and exploit the AHG Software Copy on a non-exclusive basis anywhere in the world; and (iii) at any time after the Effective Date change, copy, alter, add to, take from, adapt or translate the Software in order to create, use and exploit versions of the Software created for AHG and the Company in accordance with the terms of License Agreement.

In consideration of the development of Software customized by the Company pursuant to certain modifications as set forth in the License Agreement, as well the installation of such Software and the knowledge transfer services (“Knowledge Transfer”) provided by the Company in order to assist AHG in its project of creating custom Software to adapt to its own needs, AHG shall pay the Company the sum of thirty thousand pounds (30,000 GBP) per month from the Effective Date until such development and Knowledge Transfer are completed. In consideration for the Company providing any further support services, AHG shall pay to the Company such fee as may be agreed in writing between the parties from time to time based on a developer day rate of £500 per day.

2020 Plan

On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) which allows for 1,500,000 shares that may be awarded under the 2020 Plan.

