Form 10-Q
period 2020-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2020-11-16
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 2020, there were 12,895,412 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2020	2020

ASSETS

Current assets
Cash and cash equivalents	$8,885,484	$12,353,307
Loans receivable	250,000	-
Other receivables	475,428	-
Receivables reserved for users	222,580	-
Deposit on business acquisition	-	500,000
Prepaid expenses and other current assets	563,888	263,345
Total current assets	10,397,380	13,116,652

Fixed assets, net	69,907	8,041
Right of use asset, net	334,986	-
Intangible assets, net	6,569,493	2,000
Other non-current assets	1,116,408	6,833
Goodwill	6,908,592	-

TOTAL ASSETS	$25,396,766	$13,133,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$1,998,610	$777,778
Liabilities to customers	2,092,802	-
Contingent consideration	500,000	-
Notes payable - current	26,880	-
Operating Lease Liability - current	133,891	-
Taxes payable	32,270	12,113
Warrant liability	3,387,218	-
Liabilities to be settled in stock	-	927,855
Due to officers	-	21,658
Total current liabilities	8,171,671	1,739,404

Operating Lease Liability - non-current	104,894	-
Notes payable - non - current	295,680	-

Total liabilities	8,572,245	1,739,404

Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 12,543,750 and 11,233,223 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	12,544	11,233
Additional paid-in capital	39,125,131	31,803,491
Equity to be issued	30,000	115,000
Accumulated deficit	(22,344,095)	(20,535,602)
Accumulated other comprehensive income	941	-
Total stockholders’ equity	16,824,521	11,394,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,396,766	$13,133,526

The accompanying notes are an integral part of these condensed consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2020	2019

Revenue	$222,392	$-
Cost of revenue	(420,075)	-
Gross loss	(197,683)	-

Operating expenses:
Sales and Marketing	604,118	26,039
General and administrative	3,055,808	666,895

Total operating expenses	3,659,926	692,934

Operating loss	(3,857,609)	(692,934)

Other income (expense):
Other income	2,511	-
Interest expense	(1)	(711,895)
Net amortization of debt discount and premium on convertible debt	-	289,911
Change in fair market value of derivative liabilities	-	1,070,716
Change in fair market value of warrant liability	2,100,953	-
Loss on extinguishment of debt, net	-	(2,795,582)
Foreign exchange loss	(54,349)	-

Loss before income taxes	(1,808,493)	(2,839,784)

Income tax	-	-

Net loss	(1,808,493)	(2,839,784)

Other comprehensive income:
Foreign currency translation	941	-

Net loss and comprehensive loss	$(1,807,552)	$(2,839,784)
Basic and diluted loss per common share	$(0.15)	$(0.48)

Weighted average number of common shares outstanding, basic and diluted	12,173,038	5,862,795

The accompanying notes are an integral part of these condensed consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders Equity (Deficit)

For the Three Months Ending September 30, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional paid-in capital	Equity to be issued	Accumulated Deficit	Accumulated other comprehensive income	Total
Balance as at July 1, 2020	11,233,223	$11,233	$31,803,491	$115,000	$(20,535,602)	$-	11,394,122
Common stock issued upon the exercise of warrants	275,463	276	1,109,648	(85,000)	-	-	1,024,924
Common stock and warrants issued for LHE Enterprises Limited	650,000	650	3,802,500	-	-	-	3,803,150
Common stock issued for Flip Acquisition	93,808	94	499,906	-	-	-	500,000
Common stock issued for services	291,256	291	1,873,551	-	-	-	1,873,842
Stock based compensation	-	-	36,035	-	-	-	36,035
Foreign exchange translation	-	-	-	-	-	941	941
Net loss for the period	-	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	12,543,750	$12,544	$39,125,131	$30,000	$(22,344,095)	$941	$16,824,521

Balance as at July 1, 2019	5,849,208	5,849	4,955,380	230,000	(10,184,187)	-	(4,992,958)
Common stock and warrants issued for services	16,667	17	199,983	(200,000)	-	-	-
Stock based compensation for options issued to employees	-	-	55,672	-	-	-	55,672
Net loss for the period	-	-	-	-	(2,839,784)	-	(2,839,784)
Balance as at September 30, 2019	5,865,875	$5,866	$5,211,035	$30,000	$(13,023,971)	$-	$(7,777,070)

The accompanying notes are an integral part of these condensed consolidated financial statements

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,808,493)	$(2,839,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	266,448	153,241
Stock based compensation	1,007,672	12,810
Net amortization of debt discount and premium on convertible debt	-	(289,911)
Change in the fair market value of derivative liabilities	-	(1,070,716)
Change in the fair market value of warrant liability	(2,100,953)	-
Loss on extinguishment of debt	-	2,795,582
Non-cash interest expense	-	613,113
Changes in operating assets and liabilities:
Other receivables	21,619	-
Receivables reserved for users	(195,213)	-
Prepaid expenses and other current assets	(32,888)	15,633
Accounts payable and accrued expenses	(738,356)	166,610
Liabilities to customers	381,325	-
Operating lease liability	1,978	-
Taxes payable	(45,324)	-
Due to officers	(21,658)	-
Net cash used in operating activities	(3,263,843)	(443,422)

Cash flows from investing activities:
Payment made in connection with LHE Enterprises Limited business acquisition	(750,000)	-
Payment made in connection with Flip business acquisition	(100,000)	-
Payments made in connection with loans receivable	(250,000)	-
Purchase of intangible assets	(98,136)	-
Purchase of property and equipment	(2,520)	-
Cash received upon LHE Enterprises Limited acquisition	80,009	-
Net cash used in investing activities	(1,120,647)	-

Cash flows from financing activities:
Proceeds from the exercise of warrants	1,024,924	-
Proceeds from promissory convertible note	-	475,000
Deferred financing costs	-	(35,000)
Net cash provided by financing activities	1,024,924	440,000

Effect of exchange rate on changes in cash	(108,257)	-

Net (decrease) increase in cash	(3,467,823)	(3,422)

Cash, beginning of period	12,353,307	43,412

Cash, end of period	$8,885,484	$39,990

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued in connection with LHE Enterprises Limited business acquisition	$3,802,500	$-
Warrants issued in connection with LHE Enterprises Limited business acquisition	$5,488,171	$-
Common stock issued in connection with Flip business acquisition	$500,000	$-
Common stock for the settlement of liabilities to be settled in stock	$927,855	$-
Contingent consideration in connection with acquisition of Flip	$500,000	$-
Extinguishment of derivative liability associated with extinguishment of convertible notes	$-	$1,426,323
Extinguishment of debt discount associated with extinguishment of convertible notes	$-	$1,909,280
Debt discount and derivative associated with amended and restated note	$-	$1,367,896
Increase in principal amount of convertible debt associated with amended and restated note	$-	$660,000
Derivative liability associated with convertible notes entered into	$-	$1,354,301
Debt discount associated with notes entered into	$-	$522,500

The accompanying notes are an integral part of these condensed consolidated financial statements

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Online Esports Tournament Play:

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

There have been recent outbreaks in several countries, including the United States, of the highly transmissible and pathogenic coronavirus (“COVID-19”). At this date, we cannot fully predict the impact of the COVID-19 outbreak on our financial results and operations and we continue to closely monitor the situation. The measures taken by the governments of countries affected could adversely affect the Company’s business, financial condition, and results of operations. We intend to continue to be nimble in our commercial approach and explore all options with respect to how we can best minimize the negative impact of COVID-19 on our business.

Note 2 – Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying condensed consolidated financial statements follows:

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2020. The consolidated balance sheet as of June 30, 2020 was derived from the audited consolidated financial statements as of and for the year then ended. The condensed consolidated statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

The Company’s financial statements are prepared using the accrual basis of accounting in accordance and the Company’s functional and reporting currency is the U.S. dollar.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. The Company reclassified taxes payable from accounts payable and accrued expenses and sales and marketing from general and administrative.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, and all highly liquid debt instruments purchased with an original maturity of three months or less. As at September 30, 2020 and June 30, 2020 there were no cash equivalents. At times, cash deposits may exceed FDIC-insured limits. At September 30, 2020 and June 30, 2020, the amount the Company had on deposit funds that exceeded the FDIC-insured limits were approximately $8,500,000 and $12,000,000, respectively.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Prepaid Expenses

Prepaid expenses consist of stock based compensation, consulting and insurance and services paid in advance, for which the Company has not yet received the benefit.

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

Business Acquisition Accounting

The Company applies the acquisition method of accounting for business acquisitions. The Company allocates the purchase price of our business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill.

Goodwill and Intangible Assets

The Company has recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows. The allocation of intangible assets impacts the amounts allocable to goodwill.

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations.

Operating Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective July 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to July 1, 2019.
●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.
●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

Adoption of this standard resulted in the recognition of operating lease right-of-use assets of $367,513 and lease liabilities of $236,807 on the consolidated balance sheet as of August 1, 2020 as part of the acquisition of LHE Enterprises Limited. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 10.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying amount exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows.

Internal-Use Software

Capitalized internal-use software costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project, and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

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

The carrying amounts of the Company’s financial instruments including cash, amounts receivables, prepaid expenses and other current assets, accounts payable, accrued liabilities, and due to shareholder approximate their fair values due to their short-term nature.

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net income (loss) attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended September 30, 2020 and 2019 because their inclusion would have been antidilutive.

	As of September 30,
	2020	2019
Common stock equivalents:
Common stock options	51,942	51,942
Warrants	5,993,129	804,390
Convertible notes	-	375,833
Equity to be issued	2,667	2,667
Totals	6,047,738	1,234,832

Foreign Currency Translation

Monetary assets and liabilities are translated from British pound sterling, Euros, and Canadian dollars into U.S. dollars, which is the functional currency of the Company, at the year-end exchange rate, while foreign currency expenses are translated at the exchange rate in effect on the date of the transaction. The resultant gains or losses are included in the statement of operations. Non-monetary items are translated at historical rates.

Stock-based compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s statement of operations and comprehensive loss. The Company recognizes share-based award forfeitures as they occur rather than estimated by applying a forfeiture rate due to lack of historical experience.

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

Advertising

Advertising consist primarily of online search and advertising, trade shows, marketing fees, and other promotional expenses. Online search and advertising costs, which are expensed as incurred, include online advertising media such as banner ads and pay-per-click payments to search engines. Advertising expense for the three months ended September 30, 2020 and 2019 was approximately $315,000 and $26,000, respectively.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Revenue Recognition

The Company generates revenue from end-users (“customers”) placing bets on its online gambling sites it operates for its brands. The Company recognizes revenue through the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The performance obligations in the contract are the settlements of each individual bet. The transaction price is the total Gross Gaming Revenue of the transactions settled, less any bonuses accrued with them, less any profit share required to be paid to the externally owned brands, net of amounts hedged to offset potential losses.

The Company records revenue as Net Gaming Revenue (“NGR”), which is the difference between the amount of money players wager minus the amount that they win, less any bonus costs. The Company records liabilities for amounts due to users of which the balance consists of user deposits and user winnings less user withdrawals and user losses.

The Company applies a practical expedient by accounting for its performance obligations on a portfolio basis as these bets have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio will not differ materially from that which would result if applying the guidance to an individual bet placed.

The Company grants two types of bonuses which are standard in the gaming industry: (i) Free bet whereby upon making a deposit and get another free bet regardless of the outcome of the first bet (ii) Deposit match bonus in which the Company will match the player’s deposit up to a certain specified percentage or amount. The bonuses typically expire 3-6 months after they are granted. These bonuses represent consideration payable to a customer and therefore are treated as a reduction of the transaction price for the wagering transaction. The transaction price for the bonus is variable based on the percentage of rewards expected to expire.

We evaluate bets that users place on websites owned by third party brands in order to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it has the ability to direct the use of and obtain substantially all the remaining benefits from, the asset. Control includes the ability to prevent other entities from directing the use of, and obtaining the benefits from, an asset. For these arrangements, we are the principal as we control the wagering service; therefore, any charges, including any applicable simulcast fees, we incur for delivering the wagering service are presented as operating expenses.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. These arise due to the timing differences between a user’s deposit and the receipt of the payment into the Company’s bank accounts. Receivables also arise as the result of the securitization policies of certain payment processors.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Collectively, we refer to Topic 606 as the “new standard.”

We adopted the requirements of the new standard as of July 1, 2020, using the modified retrospective method. The impact of adopting the new standard had no impact on our fiscal 2020 and fiscal 2019 financial statements as revenues is not material and resulted in no cumulative effect adjustment on net income or cash flows. Upon adoption, the Company recorded no contract assets and a contract liability in the amount of $1,258,919. For the three months ended September 30, 2020, the Company recognized approximately $54,000 as revenues in relation to the contract liabilities recorded upon adoption.

We applied the new standard using a practical expedient where all related GAAP changes are made retrospectively to contracts that are not completed contracts at the date of initial application. The Company does not need to restate contracts that begin and are completed within the same annual reporting period.

Recently issued accounting standards

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance to determine the impact it may have on the Company’s financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This update is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the impact of this update on our consolidated financial statements and related disclosures.

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

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Note 3 – Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting in accordance with ASC 805. The results of operations of the acquired businesses since the date of acquisition are included in the condensed consolidated financial statements of the Company for the three months ended September 30, 2020. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their preliminary estimated fair values as of the date of acquisition, as determined by management. The purchase price allocations are preliminary and a final determination of purchase accounting adjustments, which may be material, will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the fiscal year ending 2021. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and trained technical workforce

Acquisition of LHE Enterprises Limited.

On July 7, 2020, the Company entered into a stock purchase agreement (the “Argyll Purchase Agreement”), between the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”). Argyll Entertainment AG is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.SportNation.bet, as well as two white label brands, www.RedZone.bet and www.uk.Fansbet.com, with over 200K registered players at the end of calendar year 2019.

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

The preliminary purchase price allocation of $10,617,784 as of the acquisition completion date of July 31, 2020 is as follows:

Purchase price:
Cash	$1,250,000
Value of common stock issued	3,802,500
Value of warrant issued	5,488,171
Total purchase price consideration	$10,540,671

Allocation of the purchase price:
Current assets	$833,769
Long-term assets	1,385,274
Player relationships	2,460,798
Betting platform software	2,698,968
Tradenames	839,189
Gaming licenses	144,000
Goodwill	6,358,592
Less:
Current liabilities assumed	(3,721,573)
Non-current liabilities assumed	(458,346)
Total allocation of purchase price consideration	$10,540,671

The estimated useful life of the identifiable intangible assets is five years. The goodwill is not amortizable for tax purposes. Transaction related costs for the Argyll Purchase Agreement were $77,113

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Pro Forma Operating Results

The following table provides unaudited pro forma results for the three months ended September 30, 2020 and 2019, as if the Argyll Purchase Agreement consummated on July 1, 2019. The pro forma results of operations were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Argyll Purchase Agreement been made as of July 1, 2019 or results that may occur in the future.

	Pro Forma (Unaudited) for the Three months ended September 30, 2020 and 2019
	2020	2019
Net sales	$324,665	$2,944,521
Net loss	$(2,048,798)	$(3,213,767)
Net loss per common share, basic and diluted	$(0.17)	$(0.49)

Acquisition of Flip

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

As consideration for the Assigned Intellectual Property, the Company agreed to pay AHG an aggregate of $1,100,000 (the “Flip Purchase Price”) payable as follows: (a) $100,000 in cash on the Effective Date (“Cash Consideration”); and (b) that certain number of shares the Company’s restricted common stock, equal to $1,000,000 (the “Share Consideration”) at a price per share equal to the 30-day weighted average of the Company’s common stock immediately prior to the effective date, September 3, 2020, in accordance with the following payment schedule (i) that certain number of shares equal to $500,000 issued to AHG on the Effective Date (“Closing Shares”); and (ii) that certain number of shares equal to $500,000 of restricted common stock (the “Post Closing Shares”) issued to AHG on the sixth (6) month anniversary of the Effective Date (“Final Payment Date”), subject to the continued employment of certain key employees of Flip as identified in the IP Assignment Agreement (the “Key Employees”). The cash equivalent amount of the Post Closing Shares shall be reduced by $100,000 per Key Employee no longer with the Company on the Final Payment Date. On September 14, 2020, the Company issued 93,808 in accordance with the agreement.

The preliminary purchase price allocation of $1,100,000 as of the acquisition completion date of September 3, 2020 is as follows:

Purchase price:
Cash	$100,000
Value of common stock issued	500,000
Value of contingent consideration	500,000
Total purchase price consideration	$1,100,000

Allocation of the purchase price:
Rewards platform software	$550,000
Goodwill	550,000
Total allocation of purchase price consideration	$1,100,000

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

The unaudited pro forma financial results for Flip are immaterial for the three months ending September 30, 2020 and 2019. The estimated useful life of the identifiable intangible assets is five years. The goodwill is amortizable for tax purposes. Transaction related costs for the Flip acquisition were immaterial.

Note 4 – Fixed Assets

Fixed assets as of September 30, 2020 and June 30, 2020 consists the following:

	September 30, 2020	June 30, 2020
Computer equipment	$91,231	$14,450
Furniture and equipment	145,072	20,241
Total	236,303	34,691
Accumulated depreciation	(166,396)	(26,650)
Net carrying value	$69,907	$8,041

During the three months ended September 30, 2020 and 2019, the Company recorded total depreciation expense of $49,096 and $2,216, respectively.

Note 5 – Intangible Assets

Intangible assets as of September 30, 2020 and June 30, 2020 consists the following:

	September 30, 2020	June 30, 2020

Player relationships	$2,460,799	$-
Betting platform	2,698,968	-
Tradename	839,189	-
Rewards platform	648,136	-
Licenses	144,000	-
Online gaming website	6,000	6,000
Total intangible assets	6,797,092	6,000
Accumulated amortization	(227,599)	(4,000)
Net carrying value	$6,569,493	$2,000

During the three months ended September 30, 2020 and 2019, the Company recorded total amortization expense of $217,352 and $10,594, respectively.

Note 6 – Loans Receivable

On September 22, 2020, the Company entered into two credit facility agreements with two U.S. corporations (the “Borrowers”). Under the agreements, the Company is willing to make a line of credit available to the Borrowers of up to $1,000,000, in the aggregate. The interest rate is 0%. The credit facility was entered into to make funds available to the Borrowers until the proposed acquisition of the Borrowers by the Company is consummated. The Company has entered into an agreement to acquire the Borrowers. The acquisition is expected to close by fiscal year ending 2021. As of September 30, 2020, the Company had recorded $250,000 as loans receivable in relation to the credit facility agreements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Note 7 – Other Receivables

Other receivables as of September 30, 2020 consists of the following:

September 30, 2020
Marketing advances to revenue partners	$453,515
Revenue share	17,960
Other receivables	3,953
Total	$475,428

The Company did not have other receivables as of June 30, 2020.

Note 8 – Other Non-Current Assets

Other non-current assets as of September 30, 2020 and June 30, 2020 consists of the following:

	September 30, 2020	June 30, 2020
Deposits reserved for users	$277,401	$-
Despots for gaming duties	706,274	-
Other deposits	132,733	6,833
Total	$1,116,408	$6,833

Note 9 – Related Party Transactions

The Company entered into transactions and owes balances related to cash to officers and directors.

a) The Company currently leases office space from the Chief Executive Officer of the Company, Grant Johnson. During the three months ended September 30, 2020 and 2019, the Company incurred rent of $1,200 and $0, respectively, charged by its Chief Executive Officer. As of September 30, 2020 and June 30, 2020, the Company owed $0 and $21,658, respectively, to its Chief Executive Officer related to rent payments and corporate expenses paid on the Company’s behalf.

b) The Company has entered into a rental agreement and a referral agreement with Contact Advisory Services Ltd, which is partly owned by a member of our board of directors. During the three months ended September 30, 2020 and 2019, the Company expensed approximately $17,000 and $19,000, respectively, in accordance with the agreements.

Note 10 – Leases

In conjunction with acquisition on July 31, 2020, the Company inherited a lease agreement for office space, which had under two years remaining on upon the acquisition. The assets and liabilities from operating leases are recognized at the acquisition date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on our incremental borrowing rate, which is determined using the interest rate of the acquired Company’s long-term debt at the time of the commencement of the lease, which was 5%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.67 years, with a weighted-average discount rate of 5%.

The Company incurred lease expense for its operating leases of $34,505 which was included in “General and administrative expenses,” for the three months ended September 30, 2020.

At September 30, 2020, the Company had a right-of-use-asset related to operating leases of $367,513, accumulated amortization related to operating leases of $32,527, both of which are included as right of use asset, net.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Maturity of Lease Liability:
Remainder of 2021	$106,648
Year ending 2022	142,197
Total undiscounted operating lease payments	248,845
Less: imputed interest	(10,061)
Present value of operating lease liabilities	$238,785

Note 11 – Notes Payable

On April 30, 2020, the Company obtained a sterling term loan facility from HSBC, with a limit of £250,000. The loan allowed for a drawdown period up to 60 days following the loan acceptance date, which the Company drew down upon in its entirety on June 5, 2020. The loan is to be repaid on a monthly basis beginning on the thirteenth month following the drawdown date until the date 3 years from the date of the drawdown of the loan (“Final Repayment Date.”). Interest at a rate of 3.49% per annum over the Bank of England Base Rate will be payable on the outstanding principal amount of the loan monthly and on the Final Repayment Date. On September 30, 2020, the Company recorded $26,880 as notes payable, current and $295,680 as notes payable, non – current in relation to the loan.

Note 12 – Commitments and contingencies

Consultant Agreements

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) in order to obtain certain sponsorship-related rights, benefits, and opportunities with respect to the eSports team. The term of the contract was from October 1, 2019 to June 30, 2022. The Company agreed to pay the Team $516,000 over the term of the contract and $230,000 worth of common stock. The stock is payable in 12 equal installments on the first day of each month. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement whereby the Company agreed to pay a total of $2,545,000 in cash and $825,000 of common stock in tranches throughout the term of the contract which expires on January 31, 2023. As of September 30, 2020, the Company issued 33,333 shares of common stock to the Team. As of September 30, 2020, the Company has accrued $42,469 as accrued expenses in relation to this agreement. For the three months ended September 30, 2020, the Company has expensed $230,879 in accordance with the agreement. As of September 30, 2020, the Company owed 23,815 shares of common stock to the Team.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

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

Contingencies

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

Note 13 – Revenue Recognition

As a result of the LHE Enterprises Limited, the Company is now revenue generating. Upon the acquisition of LHE Enterprises Limited, the Company recorded no contract assets and contract liabilities in the amount of $1,258,919. For the three months ended September 30, 2020, the Company recognized approximately $54,000 as revenues in relation to the contract liabilities recorded upon adoption. As of September 30, 2020, contract assets were not material.

As of September 30, 2020 contract liabilities were $2,092,802, which are recorded as “Liabilities to customers” in the accompanying consolidated balance sheets. Contract liabilities primarily relate to deposits received from customers where bets were not yet placed.

The Company did not have any contract assets or liabilities as of June 30, 2020.

Disaggregated Revenues

The following table presents our revenues from contracts with customers disaggregated by revenue source:

For the three months ended September 30, 2020
Rush profit share*	$139,619
SportNation.bet	67,400
RedZone Sports Limited	(23,609)
Other services	38,982
Total	$222,392

*The Company entered into a revenue sharing agreement with Rush during the period ending September 30, 2020. The Company provides software, tools and infrastructure for the operation and maintenance of an online gaming services to be offered on Rush’s website. In return, the Company receives 25% of the related net profits with a minimum of 25,000 British pound sterling per month.

The Company did not have any revenues for the three months ended September 30, 2019

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Note 14 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There are no preferred shares designated, issued, and outstanding for the periods ending September 30, 2020 and June 30, 2020.

Common Stock

During the three months ended September 30, 2020, the Company issued 281,626 shares of its common stock for services rendered with a weighted average fair market value of $6.46 per share or $1,819,601 in the aggregate. Of the 281,626 shares of common stock issued, 117,450 shares of common stock were related to services received in a previous period. The Company recorded these shares as liabilities to be settled in stock at June 30, 2020 with a fair market value of $927,855 in the aggregate. For the period ended September 30, 2020, the Company recorded $927,855 as a reduction of current liabilities and increase to additional paid-in capital.

During the three months ended September 30, 2020, the Company issued 275,463 shares of common stock for the exercise of warrants with a weighted average exercise price of $3.72 per share or $1,024,924 in the aggregate. Of the 275,463 shares of common stock issued, 20,000 shares of common stock were related to an exercise in the previous period. The Company recorded these shares at June 30, 2020 with a fair market value of $4.25 per share or $85,000. For the three months ended September 30, 2020, the Company recorded $85,000 as a reduction in equity to be issued.

During the three months ended September 30, 2020, the Company issued 650,000 shares of common stock in relation to the LHE Enterprises Limited acquisition. The Company recorded these shares at fair market value in the amount of $3,802,500 (see Note 3). Additionally, the Company issued 9,630 shares as a finder’s fee in relation to the acquisition. The Company expensed these shares as general and administrative in the amount of $54,232.

On September 14, 2020, the Company issued 93,808 shares of common stock in relation to the Flip acquisition. The Company recorded these shares at fair market value on the date of grant in the amount of $500,000 (see Note 3).

During the three months ended September 30, 2019, the Company issued 16,667 shares of common stock related to a consulting agreement dated June 4, 2019. These shares were recorded as equity to be issued at June 30, 2019, and during the three months ended September 30, 2019, the Company recorded $200,000 as a reduction to equity to be issued. As of September 30, 2019, the Company recorded a prepaid expense in the amount of $166,667 related to the value of the common stock granted for future services to be rendered.

Common Stock Warrants

During the three months ended September 30, 2020, the Company issued a warrant to purchase 1,000,000 shares of common stock in relation to the LHE Enterprises Limited acquisition. The warrant is exercisable at $8.00 per share and expires on July 31, 2023. The Company recorded the warrant at fair market value of $5,488,171 (see Note 3). The warrant contains a cash settlement feature which results in a warrant liability. For the period ending September 30, 2020, the Company recorded a warrant liability of $3,387,218 in relation to the cash settlement feature. For the three months ending September 30, 2020, the Company recorded a gain on the change in fair value of warrant liability in the amount of $2,100,953. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on July 31, 2020: (a) exercise price of $8.00, (b) volatility rate of 187.40%, (c) discount rate of 0.48%, (d) term of three years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on September 30, 2020: (a) exercise price of $8.00, (b) volatility rate of 183.25%, (c) discount rate of 0.28%, (d) term of 2 years and 10 months, and (e) dividend rate of 0%.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding and Exercisable, June 30, 2020	5,276,592	$4.28	0.86	$14,654,296
Issued	1,000,000	8.00	3.00	-
Exercised	(275,463)	4.08		26,270
Expired	-
Outstanding and Exercisable, September 30, 2020	5,993,129	$4.93	0.98	$243,556

Common Stock Options

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”) whereby incentive stock options issued to employees, officers, and directors of the Company shall not exceed 166,667 of which the purchase price of the stock options shall not be less than 100% of the fair market value of the Company’s common stock and the period for exercising the stock options not to exceed 10 years from the date of grant. The option price per share with respect to each option shall be determined by the committee for non-qualified stock options. On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) which allows for 1,500,000 shares that may be awarded under the 2020 Plan. As of September 30, 2020, there were 1,333,099 shares issuable under the 2020 Plan and no shares issuable under the 2017 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2020	51,942	10.50
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2020	51,942	$10.50

As of September 30, 2020, the weighted average remaining life of the options was 4.10 years.

Stock Based Compensation

During the three months ended September 30, 2020 and 2019, the Company recorded stock-based compensation expense of $1,007,672 and $153,241, respectively, which has been recorded as general and administrative expense in the statements of operations.

As of September 30, 2020, unamortized stock compensation for stock options was $39,105, with a weighted-average recognition period of 0.75 years.

As of September 30, 2020, unamortized stock compensation for common stock recorded as prepaid expense was $75,000, with a weighted-average recognition period of 0.75 years.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

September 30, 2020

(Expressed in U.S. dollars)

Note 15 – Segment Information

The following tables summarizes financial information by geographic segment.

For the three months ended September 30, 2020:

	Antigua	Malta	Curacao	United Kingdom	U.S.	Total
Net income (loss)	$-	$100,816	$155,586	$(1,443,978)	$(620,915)	$(1,808,493)

For the three months ended September 30, 2019:

	Antigua	Malta	Curacao	United Kingdom	U.S.	Total
Net loss	$(8,875)	$(21,966)	$(28,908)	$-	$(2,780,035)	$(2,839,784)

As of September 30, 2020:

	Antigua	Malta	Curacao	United Kingdom	U.S.	Total
Assets	$14,793	$75,913	$1,483	$14,879,334	$10,425,243	$25,396,766

As of June 30, 2020:

	Antigua	Malta	Curacao	United Kingdom	U.S.	Total
Assets	$15,293	$49,400	$2,257	$-	$13,066,576	$13,133,526

Note 16 – Subsequent Events

Equity Issuances

On October 8, 2020, the Company issued options to purchase 408,900 options to purchase shares of common stock to employees. The options are exercisable at $4.82 per share for a period of five years and begin vesting on January 8, 2021.

Subsequent to September 30, 2020, the Company issued 155,275 shares of common stock to employees of the Company.

Subsequent to September 30, 2020, the Company issued 188,778 shares of common stock upon the exercise of warrants at a weighted average exercise price of $2.37 per share.

Subsequent to September 30, 2020, the Company issued 7,609 shares of common stock to a consultant.

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

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of LHE Enterprises Limited took place after the fiscal year end this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2020 fiscal year end and the Company’s historical business prior such acquisition. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Revenue

Revenue for the three months ended September 30, 2020 totaled $222,392, an increase of $222,392 over the $0 recorded for the three months ended September 30, 2019. The increase was primarily attributable to the acquisition of LHE Enterprises Limited as we are now revenue a generating company.

Cost of Revenue

Cost of revenue expenses consists primarily of costs associated with online betting platform fees, sports data feed, and revenue share.

Cost of revenue for the three months ended September 30, 2020 totaled $420,075, an increase of $420,075 over the $0 recorded for the three months ended September 30, 2019. The increase was attributable to the revenue generated for the three months ended September 30, 2020.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2020 totaled $604,118, an increase of $578,079 over the $26,39 recorded for the three months ended September 30, 2019. The increase was primarily attributable an increase of $304,582 related to the acquisition of LHE Enterprises Limited and $273,497 related to market research.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 totaled $3,055,808, an increase of $2,388,913 over the $666,895 recorded for the three months ended September 30, 2019. The increase was primarily attributable increases of $865,148 directly related to the LHE Enterprises Limited general and administrative expenses, increases of $355,801 in wages and benefits, $121,718 in consulting and professional, $72,552 in investor relations, $854,431 in stock based compensation, $49,867 in insurance, $44,558 in information technology, and $24,838 in other general and administrative costs.

Other Expenses

Other income for the three months ended September 30, 2020 totaled $2,049,114, a, increase of $4,195,964 over the $2,146,850 of other expenses recorded for the three months ended September 30, 2019. The increase was primarily attributable to decreases of $2,795,582 in the loss on extinguishment of debt, and $711,894 in interest expense, and an increase of income from the change in fair market value of derivative liability of $2,100,953 offset by decreases in income of $1,070,716 from the change in fair market value of derivative liabilities and $289,911 from net amortization of debt discount and premium on convertible debt.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended September 30, 2020 are shown below:

At September 30, 2020, we had total current assets of $10,397,380 and total current liabilities of $8,171,671 resulting in working capital of $2,225,709. Net cash used in operating activities for the three months ended September 30, 2020 was $3,263,843, which includes a net loss of $1,808,493, offset by non-cash adjustments of $826,833 principally related to income from the change in fair market value of warrant liability of $2,100,953, share based compensation expense of $1,007,672, and amortization and depreciation of $266,448; and cash used by the change in net working capital items of $628,517 related to the increase in receivables reserved for users of $195,213, the decrease in account payable and accrued expenses of $738,357, the decrease in taxes payable of $45,324 and decrease in due to officers of $21,658, offset by the increase in liabilities to customers of $381,325 and increase decrease in other receivables of $21,619.

Net cash used in investing activities for the three months ended September 30, 2020 totaled $1,120,647 principally related to the final payment of $750,000 made in connection with the acquisition of LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”), the payment of $100,000 made in connection with the Flip acquisitions, the $250,000 payment made in connection with loans receivables, the $98,136 purchase of intangible assets, offset by $80,009 cash received upon the acquisition of LHE Enterprises Limited.

Net cash provided by financing activities for the three months ended September 30, 2020 totaled $1,024,924 principally related to the proceeds from the exercise of warrants.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation (the “Evaluation”) of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively and that a material weakness was present as of September 30, 2020. The material weakness identified during management’s assessment was a lack of sufficient internal accounting expertise related to GAAP.

As a result of this evaluation, additional analysis was performed to determine whether several steps undertaken by the Company are reasonably likely to materially affect and improve our internal control over financial reporting going forward. These recent steps undertaken by the Company are as follows: hired a Chief Financial Officer on June 11, 2020 and hired a general counsel on July 1, 2020. These individuals will be working to enhance the internal controls and processes that were recognized as requiring improvements.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on October 1, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, the Company issued 275,463 shares of common stock upon the exercise of warrants.

During the three months ended September 30, 2020, the Company issued 659,630 shares of common stock in connection with the acquisition of LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020, the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited .

During the three months ended September 30, 2020, the Company issued 93,808 shares of common stock in connection with the Assignment of Intellectual Property Rights Agreement (the “IP Assignment Agreement”), by and among the Company, AHG and Flip Sports Limited (“Flip”) whereby the Company acquired all intellectual property rights in connection with the software developed by Flip and owned by AHG related to AHG’s online games and rewards platform and all other online software.

During the three months ended September 30, 2020, the Company issued 281,626 shares of common stock for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Stock Purchase Agreement, by and among Esports Entertainment Group, Inc., LHE Enterprises Limited, and AHG Entertainment, LLC
10.2	Form Warrant
10.3	Form of Director Agreement (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2020)
10.4	Assignment of Intellectual Property Rights Agreement, dated September 3, 2020, by and among Esports Entertainment Group, Inc., AHG Entertainment Associates, LLC, and Flip Sports Limited
10.5	License Agreement, dated September 3, 2020, by and between Esports Entertainment Group, Inc. and AHG Entertainment Associates, LLC,
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: November 16, 2020	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Daniel Marks
Daniel Marks Chief Financial Officer

