Form 10-Q
period 2020-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2021-02-16
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2020

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

13/14 Penthouse Office, Mannarino Road

Birkirkara, Malta, BKR 9080

(Address of principal executive offices)

356 2713 1276

(Registrant’s telephone number, including area code)

170 Pater House, Psaila Street

Birkirkara, Malta, BKR 9077

(Former name or former address, if changed since last report)

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

As of February 16, 2021, there were 17,331,014 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended December 31, 2020

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2020	2020

ASSETS

Current assets
Cash	$5,571,431	$12,353,307
Restricted cash	2,006,752	-
Loans receivable	1,000,000	-
Other receivables	808,946	-
Receivables reserved for users	322,215	-
Deposit on business acquisition	-	500,000
Prepaid expenses and other current assets	891,281	263,345
Total current assets	10,600,625	13,116,652

Equipment, net	67,470	8,041
Right of use asset, net	302,534	-
Intangible assets, net	6,474,036	2,000
Goodwill	6,908,592	-
Other non-current assets	1,169,405	6,833

TOTAL ASSETS	$25,522,662	$13,133,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,351,150	$777,778
Liabilities to customers	2,229,724	-
Contingent consideration	500,000	-
Notes payable - current	26,880	-
Operating lease liability - current	143,443	-
Taxes payable	40,642	12,113
Warrant liability	4,859,782	-
Liabilities to be settled in stock	-	927,855
Due to officers	-	21,658
Total current liabilities	11,151,621	1,739,404

Operating lease liability - non-current	74,450	-
Notes payable - non - current	314,410	-

Total liabilities	11,540,481	1,739,404

Commitments and contingencies

Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 13,579,894 and 11,233,223 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	13,580	11,233
Additional paid-in capital	43,665,482	31,918,491
Accumulated deficit	(29,634,132)	(20,535,602)
Accumulated other comprehensive loss	(62,749)	-
Total stockholders’ equity	13,982,181	11,394,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,522,662	$13,133,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Net revenue	$2,362,193	$-	$2,584,585	$-

Operating costs and expenses:
Cost of revenue	1,333,678	-	1,753,753	-
Sales and marketing	1,888,372	78,312	2,492,488	104,351
General and administrative	4,909,431	590,566	7,965,239	1,257,461

Total operating expenses	8,131,481	668,878	12,211,480	1,361,812

Operating loss	(5,769,288)	(668,878)	(9,626,895)	(1,361,812)

Other income (expense):
Other income	479	-	2,990	-
Interest expense	-	(1,550,418)	(1)	(2,262,313)
Net amortization of debt discount and premium on convertible debt	-	(840,170)	-	(550,259)
Change in fair value of derivative liabilities	-	16,631	-	1,087,347
Change in fair value of warrant liability	(1,472,564)	-	628,389	-
Gain (loss) on extinguishment of debt, net	-	-	-	(2,795,582)
Impairment of intangible asset	-	(67,131)	-	(67,131)
Gain on settlement of debt	-	42,896	-	42,896
Foreign exchange loss	(48,664)	(1,577)	(103,013)	(1,577)

Loss before income taxes	(7,290,037)	(3,068,647)	(9,098,530)	(5,908,431)

Income tax	-	-	-	-

Net loss	$(7,290,037)	$(3,068,647)	$(9,098,530)	$(5,908,431)

Other comprehensive loss:
Foreign currency translation loss	(63,690)	-	(62,749)	-

Total comprehensive loss	$(7,353,727)	$(3,068,647)	$(9,161,279)	$(5,908,431)
Basic and diluted loss per common share	$(0.57)	$(0.52)	$(0.73)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	12,877,159	5,924,230	12,518,507	5,893,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ending December, 2020 and 2019

(Unaudited)

			Additional		Accumulated other
	Common Stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total

Balance as at July 1, 2020	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Common stock issued upon the exercise of warrants	275,463	276	1,024,648	-	-	1,024,924
Common stock issued for LHE Enterprises Limited	650,000	650	3,801,850	-	-	3,802,500
Common stock issued for FLIP acquisition	93,808	94	499,906	-	-	500,000
Common stock issued for services	291,256	291	1,873,551	-	-	1,873,842
Stock based compensation	-	-	36,035	-	-	36,035
Foreign exchange translation	-	-	-	-	941	941
Net loss	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	12,543,750	12,544	39,154,481	(22,344,095)	941	16,823,871
Common stock issued upon the exercise of warrants	844,408	844	3,232,274	-	-	3,233,118
Common stock issued for services	191,736	192	982,579	-	-	982,771
Stock based compensation	-	-	296,148	-	-	296,148
Foreign exchange translation	-	-	-	-	(63,690)	(63,690)
Net loss	-	-	-	(7,290,037)	-	(7,290,037)
Balance as at December 31, 2020	13,579,894	$13,580	$43,665,482	$(29,634,132)	$(62,749)	$13,982,181

Balance as at July 1, 2019	5,849,208	$5,849	$5,185,380	$(10,184,187)	$-	$(4,992,958)
Common stock and warrants issued for services	16,667	17	(17)	-	-	-
Stock based compensation	-	-	55,672	-	-	55,672
Net loss	-	-	-	(2,839,784)	-	(2,839,784)
Balance as at September 30, 2019	5,865,875	5,866	5,241,035	(13,023,971)	-	(7,777,070)
Common stock issued for services	8,889	9	57,991	-	-	58,000
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Warrants exercised for cash	4,444	4	9,996	-	-	10,000
Non-cash warrant exercised	53,027	53	1,222,549	-	-	1,222,602
Stock based compensation	-	-	45,397	-	-	45,397
Net loss	-	-	-	(3,068,647)	-	(3,068,647)
Balance as at December 31, 2019	5,937,670	$5,938	$6,603,865	$(16,092,618)	$-	$(9,482,816)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,098,530)	$(5,908,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	717,890	15,527
Stock based compensation	2,311,591	329,960
Change in fair market value of warrant liability	(628,389)	-
Right of use asset amortization	86,320	-
Impairment of intangible asset	-	67,131
Net amortization of debt discount and premium on convertible debt	-	550,259
Change in the fair market value of derivative liabilities	-	(1,087,347)
Loss on extinguishment of debt	-	2,795,582
Non-cash interest expense	-	2,064,749
Gain on settlement of debt	-	(42,896)
Changes in operating assets and liabilities:
Other receivables	(169,801)	-
Receivables reserved for users	(282,326)	-
Prepaid expenses and other current assets	(279,452)	19,123
Other non-current assets	(1,770)	-
Accounts payable and accrued expenses	296,483	226,214
Liabilities to customers	403,250	-
Operating lease liability	(40,788)	-
Taxes payable	(39,235)	-
Due to officers	(21,658)	-
Net cash used in operating activities	(6,746,415)	(970,129)

Cash flows from investing activities:
Payment made in connection with LHE Enterprises Limited business acquisition, net of cash acquired of $21,074	(728,926)	-
Payment made in connection with FLIP business acquisition	(100,000)	-
Payments made in connection with loans receivable	(1,000,000)	-
Purchase of intangible assets	(337,827)	-
Purchase of property and equipment	(12,660)	-
Net cash used in investing activities	(2,179,413)	-

Cash flows from financing activities:
Proceeds from the exercise of warrants	4,258,042	10,000
Proceeds from promissory convertible note	-	1,160,000
Repayment of promissory convertible notes	-	(105,000)
Deferred financing costs	-	(85,000)
Net cash provided by financing activities	4,258,042	980,000

Effect of exchange rate on changes in cash and restricted cash	(107,338)	-

Net (decrease) increase in cash and restricted cash	(4,775,124)	9,871

Cash and restricted cash, beginning of period	12,353,307	43,412

Cash and restricted cash, end of period	$7,578,183	$53,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	For the Six Months Ended December 31,
	2020	2019

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:
Cash	$5,571,431	$53,283
Restricted cash	2,006,752	-
	$7,578,183	$53,283
Supplemental cash flow disclosures:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with LHE Enterprises Limited business acquisition	$3,802,500	$-
Warrants issue in connection with LHE Enterprises Limited business acquisition	$5,488,171	$-
Deposit applied to purchase consideration in acquistion of LHE Enterprises Limited	$500,000
Common stock issued in connection with FLIP business acquisition	$500,000	$-
Common stock for the settlement of liabilities to be settled in stock	$927,855	$-
Contingent consideration in connection with acquisition of FLIP	$500,000	$-
Operating lease asset obtained in exchange for operating lease obligation	$367,513	$-
Extinguishment of derivative liability associated with extinguishment of convertible notes	$-	$1,426,323
Extinguishment of debt discount associated with extinguishment of convertible notes	$-	$1,909,280
Debt discount and derivative associated with amended and restated note	$-	$1,565,617
Increase in principal amount of convertible debt associated with amended and restated note	$-	$660,000
Derivative liability associated with convertible notes entered into	$-	$1,136,231
Debt discount associated with notes entered into	$-	$1,276,000
Extinguishment of derivative liability associated with cashless warrant exercise	$-	$1,222,602
Original issuance discount of convertible notes	$-	$116,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (formerly VGambling Inc.) (the “Company” or “Esports Entertainment Group”) was incorporated in the state of Nevada on July 22, 2008. On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertainment Group, Inc.

Esports Entertainment Group is a diversified operator of esports, sports and igaming businesses with a global footprint. The Company’s strategy is to build and acquire betting and related platforms in the businesses of igaming and sports betting, and to lever them into the rapidly growing esports business. The Company is primarily focused on three vertical markets, namely esports entertainment, esports wagering, and iGaming and traditional sports betting. On July 31, 2020, the Company commenced substantive revenue generating operations with the acquisition of LHE Enterprises Ltd, the holding company for an online sportsbook and casino operator Argyll Entertainment (“Argyll”). The Company also recently acquired Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”) on January 21, 2021 and has announced the acquisitions of Lucky Dino Gaming Limited (“Lucky Dino”), an online casino operator, Helix Holdings, LLC (“Helix”), an owner and operator of esports centers that provide esports programming and gaming infrastructure, and ggCircuit, a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. The acquisition of Lucky Dino is expected to close by March 31, 2021, the Company’s third fiscal quarter, and the acquisitions of Helix and ggCircuit  are expected to close prior to the Company’s fiscal year ended June 30, 2021. The acquisitions of Lucky Dino, Helix and ggCircuit are discussed further in Note 16, Subsequent Events.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed consolidated financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2020. The consolidated balance sheet as of June 30, 2020 was derived from the audited consolidated financial statements as of and for the year then ended.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

Reportable Segment

The Company determined it has one reportable segment. This determination considers the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. The Company reclassified taxes payable on its unaudited condensed consolidated balance sheet from accounts payable and accrued expenses. The Company also reclassified sales and marketing expenses on its unaudited condensed consolidated statements of operations and comprehensive loss from general and administrative expenses.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates  include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the accounting for business combinations and allocating purchase price, estimating the useful life of fixed assets and intangible assets, as well as the estimates related to accruals and contingencies.

Liquidity and Going Concern

The Company has historically incurred losses and negative cash flows as it prepared to grow its esports business through acquisitions and new venture opportunities. As of December 31, 2020, the Company had approximately $5.6 million of available cash on-hand and has raised additional funding of $10.7 million subsequent to December 31, 2020 from the exercise of certain warrants. The Company also raised aggregate gross proceeds of $30.0 million from an equity offering on February 16, 2021. Considering the cash on-hand as well as these additional sources of financing, the Company currently expects that its cash will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months after February 16, 2021. While the Company expects revenues and cash flows to increase related to current and planned acquisitions, the Company expects to incur an annual operating loss and annual negative operating cash flows during the growth phase of the business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Due to the outbreak of Covid-19, almost all major sports events and leagues were postponed or put-on hold, for the period of Apr 2020-June 2020. The cancelation of major sports events had a significant short-term negative effect on betting activity globally. As a result, iGaming operators faced major short-term losses in betting volumes. Online casino operations have generally continued as normal without any noticeable disruption due to the Covid-19 outbreak. The virus’s expected effect on online casino activity globally is expected to be overall positive or neutral.

Travel restrictions and border closures have not materially impacted the Company’s ability to manage and operate the day-to-day functions of the business. Management has been able to operate in a virtual setting. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain the ability to operate, but at present we do not expect these restrictions on personal travel to be material to the Company’s operations or financial results.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations.

Cash

Cash includes cash on hand. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less. As of December 31, 2020 and June 30, 2020 there were no cash equivalents. At times, cash deposits inclusive of restricted cash may exceed FDIC-insured limits. At December 31, 2020 and June 30, 2020, the amount the Company had on deposit funds that exceeded the FDIC-insured limits were approximately $7,250,000 and $12,000,000, respectively.

Restricted Cash

Restricted cash includes cash reserves maintained by the Company in satisfaction of regulatory requirements related to user account balances. The Company presents 90% of its liabilities to customer as restricted cash.

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. These arise due to the timing differences between a user’s deposit and the receipt of the payment into the Company’s bank accounts. Receivables also arise as the result of the securitization policies of certain payment processors.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Equipment

Equipment is stated at cost less accumulated depreciation. Cost includes expenditures that are directly attributable to the acquisition of the asset. Additions and improvements that significantly extend the useful lives of assets are capitalized.

Repairs and maintenance costs are charged to expense during the year in which they are incurred.

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

Business Acquisition Accounting

The Company applies the acquisition method of accounting for business acquisitions. The Company allocates the purchase price of its business acquisitions based on the fair value of identifiable tangible and intangible assets. The difference between the total cost of the acquisition and the sum of the fair values of acquired tangible and identifiable intangible assets less liabilities is recorded as goodwill. Transaction costs are expensed as incurred in general and administrative expenses.

Goodwill and Intangible Assets

The Company has recorded intangible assets, including goodwill, in connection with business acquisitions. Estimated useful lives of amortizable intangible assets are determined by management based on an assessment of the period over which the asset is expected to contribute to future cash flows.

In accordance with U.S. GAAP for goodwill and other indefinite-lived intangibles, the Company tests these assets for impairment annually and whenever events or circumstances make it more likely than not that impairment may have occurred. For the purposes of that assessment, the Company has determined to assign assets acquired in business combinations to a single reporting unit including all goodwill and indefinite-lived intangible assets acquired in business combinations. The Company did not record any impairment of goodwill or intangible assets during the six months ending December 31, 2020. The Company recorded an impairment of intangible assets of $67,131 during the six months ending December 31, 2019.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective July 1, 2019  using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less.
●	The option to not separate lease and non-lease components.
●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

As a result of the above, the adoption of ASC 842 did not have a material effect on the unaudited condensed consolidated financial statements.

Upon the acquisition of LHE Enterprises Limited, the Company recognized an operating lease right-of-use asset  of $367,513 and lease liabilities of $236,807 on the unaudited condensed consolidated balance sheet . Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 11.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including definite-lived intangible assets for impairment whenever events and circumstances indicate that the carrying value of an asset might not be recoverable. An impairment loss, measured as the amount by which the carrying amount exceeds the fair value, is recognized if the carrying amount exceeds estimated undiscounted future cash flows. There were no long-lived asset impairment charges recorded during the three and six months periods ended December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the unaudited condensed consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the unaudited condensed consolidated financial statements by applying a twostep process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the unaudited condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company utilizes the Monte Carlo Method that values the liability of the debt conversion feature derivative financial instruments and utilizes the Black-Scholes valuation model to value the derivative warrants.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash, other receivables, loans receivable, receivables reserved for users, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers approximate fair value because of the immediate or short-term maturity of the financial instruments.

The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three and six months ended December 31, 2020 and 2019 because their inclusion would have been antidilutive.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

	As of December 31,
	2020	2019
Common stock equivalents:
Common stock options	457,009	51,942
Common stock warrants	5,156,722	807,717
Convertible notes	-	375,834
Contingently issuable shares	15,667	2,667
Total	5,629,398	1,238,160

Comprehensive Loss

Comprehensive loss consists of net loss and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the period is included in the unaudited condensed consolidated statements of comprehensive loss.

Foreign Currency Translation

The functional currencies of the Company include the U.S. dollar, British Pounds Sterling, Euros, and Canadian dollar. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities of the Company’s foreign operations with functional currencies other than the US dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Stock-based Compensation

The Company applies ASC 718-10, “Share-Based Payments,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options under the Company’s stock plans based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense on a straight-line basis over the requisite service periods in the Company’s consolidated statements of operations and comprehensive loss. The Company recognizes share-based award forfeitures as they occur rather than estimating by applying a forfeiture rate due to lack of historical experience.

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

Advertising

Advertising costs consist primarily of online search advertising and placement, trade shows, advertising fees, and other promotional expenses. Advertising costs are expensed as incurred and are included in sales and marketing on the unaudited condensed consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 – Revenue from Contracts with Customers (“ASC 606”) to depict the transfer of control to the Company’s customers in an amount reflecting the consideration the Company expects to be entitled. The Company determines revenue recognition through the following steps:

i.	Identification of the contract, or contracts, with a customer
ii.	Identification of the performance obligations in the contract
iii.	Determination of the transaction price
iv.	Allocation of the transaction price to the performance obligations in the contract
v.	Recognition of revenue, when, or as, the Company satisfies the performance obligation

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

The Company generates revenue from end-users (“customers”) placing bets on its online gambling sites it operates for its brands. The performance obligations in the contract are the settlements of each individual bet. The Company offers a loyalty program that includes free play, cash bonuses, and loyalty points awarded based on individual play. The loyalty program is considered a nondiscretionary incentive available to the customer. The transaction price is the amount wagered by the customer less the amounts returned to, or won by, the customer. This is commonly referred to as the win or Gross Gaming Revenue (“GGR”). Management allocates the transaction price or the GGR to the performance obligations using relative standalone selling price.

The Company’s performance obligations are as follows:

1.	Settlement of each individual bet
2.	Honoring of nondiscretionary incentives available to the customer as a result of the loyalty program.

The Company records revenue as Net Gaming Revenue (“NGR”), which is the difference between the amount of money players wager minus the amount that they win, less any nondiscretionary incentives awarded. The Company records liabilities for amounts due to users of which the balance consists of user deposits, user winnings and nondiscretionary incentives awarded less user withdrawals and user losses.

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

The Company grants three types of incentives that are standard in the gaming industry: (i) free bet whereby upon making a deposit and get another free bet regardless of the outcome of the first bet (ii) deposit match bonus in which the Company will match the player’s deposit up to a certain specified percentage or amount and (iii) loyalty points are earned based on the customers level of play which can be exchanged for free bets or cash. The incentives typically expire 3-6 months after they are granted and represent consideration payable to a customer that are included as a reduction of the transaction price for the wagering transaction. The transaction price for the bonus is variable based on the percentage of rewards expected to expire.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance in the first quarter of its fiscal 2021. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This update is effective for fiscal years beginning after December 15, 2019. The Company adopted this guidance in the first quarter of its fiscal 2021. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Recently Issued Accounting Standards

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

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

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

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

Business acquisitions are accounted for under the purchase method of accounting in accordance with ASC 805. The results of operations of the acquired businesses since the date of acquisition are included in the unaudited condensed consolidated financial statements of the Company for the three and six months ended December 31, 2020. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their preliminary estimated fair values as of the date of acquisition, as determined by management. The purchase price allocations are preliminary and a final determination of purchase accounting adjustments, which may be material, will be made upon the finalization of the Company’s integration activities, which are expected to be completed during the fiscal year ending 2021. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from the acquisitions described below can be attributed to a number of business factors including, but not limited to, cost synergies expected to be realized and a trained technical workforce.

Acquisition of LHE Enterprises Limited.

On July 7, 2020, the Company entered into the “Argyll Purchase Agreement” between the Company, LHE, and AHG, whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited. Argyll Entertainment AG is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.SportNation.bet, as well as two white label brands, www.RedZone.bet and www.uk.Fansbet.com, with over 300,000 registered players at the end of calendar year 2020.

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

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

The purchase price and purchase price allocation are preliminary pending the final determination of fair value for warrants issued as well as a final valuation of assets acquired and liabilities assumed. The preliminary purchase price and purchase price allocation as of the acquisition completion date follows:

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

The estimated useful life of the identifiable intangible assets is five years. The goodwill is not amortizable for tax purposes. Transaction related costs for the Argyll Purchase Agreement were $77,113 and included in general and administrative expenses on the unaudited condensed consolidated statements of operations.

Pro Forma Operating Results

The following table provides unaudited pro forma results for the three months ended December 31, 2019, as if the Argyll Purchase Agreement consummated on July 1, 2019. The pro forma results of operations for these three months ended were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Argyll Purchase Agreement been made as of July 1, 2019 or results that may occur in the future.

Net revenue	$2,944,522
Net loss	$(4,089,348)
Net loss per common share, basic and diluted	$(0.62)

The following table provides unaudited pro forma results for the six months ended December 31, 2020 and 2019, as if the Argyll Purchase Agreement consummated on July 1, 2019. The pro forma results of operations for these six month periods ended were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Argyll Purchase Agreement been made as of July 1, 2019 or results that may occur in the future.

	Pro Forma (Unaudited) for the six months ended December 31,
	2020	2019
Net revenue	$2,725,840	$5,889,043
Net loss	$(9,985,552)	$(7,303,115)
Net loss per common share, basic and diluted	$(0.76)	$(1.12)

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

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

As consideration for the Assigned Intellectual Property, the Company agreed to pay AHG an aggregate of $1,100,000 (the “Flip Purchase Price”) payable as follows: (a) $100,000 in cash on the Effective Date (“Cash Consideration”); and (b) that certain number of shares the Company’s restricted common stock, equal to $1,000,000 (the “Share Consideration”) at a price per share equal to the 30-day weighted average of the Company’s common stock immediately prior to the effective date, September 3, 2020, in accordance with the following payment schedule (i) that certain number of shares equal to $500,000 issued to AHG on the Effective Date (“Closing Shares”); and (ii) that certain number of shares equal to $500,000 of restricted common stock (the “Post Closing Shares”) issued to AHG on the sixth (6) month anniversary of the Effective Date (“Final Payment Date”), subject to the continued employment of certain key employees of Flip as identified in the IP Assignment Agreement (the “Key Employees”). The cash equivalent amount of the Post Closing Shares shall be reduced by $100,000 per Key Employee no longer with the Company on the Final Payment Date. On September 14, 2020, the Company issued 93,808 shares in accordance with the agreement.

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

The unaudited pro forma financial results for Flip are immaterial for the three and six months ending December 31, 2020 and 2019. The estimated useful life of the identifiable intangible assets is five years. The goodwill is amortizable for tax purposes. Transaction related costs for the Flip acquisition were immaterial.

Note 4 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2020 and June 30, 2020 consists of the following

	December 31, 2020	June 30, 2020
Loan receivable from Phoenix Games Network Limited	$274,067	$-
Other receivable	132,769	-
Prepaid insurance	60,206	159,941
Prepaid service contract	84,052	-
Prepaid equity	50,000	100,000
Marketing expenses	34,129	-
Licenses and fees	29,487	-
Other prepaid operating costs	226,571	3,404
Prepaid expenses and other current assets	$891,281	$263,345

The Company completed the acquisition of Phoenix Games Network Limited on January 21, 2021. The settlement of the loan receivable from Phoenix Network Games Limited is included in the purchase consideration for this acquisition discussed further in Note 16, Subsequent Events.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Note 5 – Equipment

Fixed assets as of December 31, 2020 and June 30, 2020 consists of the following:

	December 31, 2020	June 30, 2020
Computer equipment	$100,944	$14,450
Furniture and equipment	152,320	20,241
	253,264	34,691
Accumulated depreciation	(185,794)	(26,650)
Equipment, net	$67,470	$8,041

During the six months ended December 31, 2020 and 2019, the Company recorded total depreciation expense of $159,144  and $4,432, respectively. During the three months ended December 31, 2020 and 2019, the Company recorded total depreciation expense of $110,048  and $2,216, respectively.

Note 6 – Intangible Assets

Intangible assets as of December 31, 2020 and June 30, 2020 consists of the following:

	December 31, 2020	June 30, 2020
Intangible assets not subject to amortization:
Tradename	$839,189	$-

Intangible assets subject to amortization:
Player relationships	2,460,798	-
Betting platform	2,698,968	-
Rewards platform	887,827	-
Licenses	144,000	-
Online gaming website	6,000	6,000
	7,036,782	6,000
Accumulated amortization	(562,746)	(4,000)
Intangible assets, net	$6,474,036	$2,000

During the six months ended December 31, 2020 and 2019, the Company recorded total amortization expense of $558,746  and $11,095, respectively. During the three months ended December 31, 2020 and 2019, the Company recorded total amortization expense of $341,394 and $501, respectively.

Note 7 – Loans Receivable

On September 22, 2020, the Company entered into two credit facility agreements with Helix and ggCircuit (the “Borrowers”). Under the agreements, the Company is willing to make a line of credit available to the Borrowers of up to $1,000,000, in the aggregate. The interest rate is 0%. The credit facility was entered into to make funds available to the Borrowers until the proposed acquisition of the Borrowers by the Company is consummated. The Company has entered into an agreement to acquire the Borrowers. The acquisition is expected to close by fiscal year ending 2021. As of December 31, 2020, the Company had recorded $1,000,000 as loans receivable in relation to the credit facility agreements.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Note 8 – Other Receivables

Other receivables as of December 31, 2020 consists of the following:

December 31, 2020
Marketing advances to revenue partners	$466,740
Other	342,206
Other receivables	$808,946

The Company did not have other receivables as of June 30, 2020.

Note 9 – Other Non-Current Assets

Other non-current assets as of December 31, 2020 and June 30, 2020 consists of the following :

	December 31, 2020	June 30, 2020
Deposits reserved for users	$293,509	$-
Deposits for gaming duties	747,286	-
Other deposits	128,610	6,833
Other non-current assets	$1,169,405	$6,833

Note 10 – Related Party Transactions

The Company entered into transactions the following transactions with officers and directors:

The Company currently reimburses the Chief Executive Officer for office rent and related expenses. During the three and six months ended December 31, 2020, the Company incurred charges of $1,200 and $2,400, respectively from the Chief Executive Officer. As of December 31, 2020, there were no amounts owed to the Chief Executive Officer. At June 30, 2020, the Company owed $21,658 to its Chief Executive Officer for rent and corporate related expenses.

The Company has entered into a services agreement and a referral agreement with Contact Advisory Services Ltd, which is partly owned by a member of the Board of Directors. During the three and six months ended December 31, 2020, the Company expensed approximately $17,192 and $68,577, respectively, in accordance with these agreements.

The Company has retained legal and corporate secretarial services from a member of Board of Directors through consultancy and employment agreements. The legal consultancy agreement requires payments of £18,000 per month (approximately $25,000) to the law firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Legal Counsel and Company Secretary.

Note 11 – Leases

In conjunction with the acquisition on July 31, 2020 (discussed in Note 3), the Company assumed a lease agreement for office space, which had under two years remaining on upon the acquisition. The assets and liabilities from operating leases are recognized at the acquisition date based on the present value of remaining lease payments over the lease term using the Company’s secured incremental borrowing rates or implicit rates, when readily determinable. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend or not terminate the lease that the Company is reasonably certain to exercise, or any option to extend or not to terminate a lease controlled by the lessor.

Short-term leases, which have an initial term of 12 months or less, are not recorded on the unaudited condensed consolidated balance sheets.

The Company’s operating lease does not provide an implicit rate that can readily be determined. Therefore, we use a discount rate based on incremental borrowing rate of the Company, which is determined using the interest rate of the acquired Company’s long-term debt at the time of the commencement of the lease, which was 5%.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.42 years, with a weighted-average discount rate of 5%.

The Company incurred lease expense for its operating leases of $87,868  which was included in “General and administrative expenses,” for the six months ended December 31, 2020. The Company incurred lease expense for its operating leases of $53,363 which was included in “General and administrative expenses,” for the three months ended December 31, 2020.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

At December 31, 2020, the Company had a right-of-use-asset related to operating leases of $388,854 and accumulated amortization related to operating leases of $86,320, both of which are included as right of use asset, net on the unaudited condensed consolidated balance sheets.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liability:
Remainder of 2021	$75,227
Year ending 2022	150,455
Total undiscounted operating lease payments	225,682
Less: imputed interest	(7,789)
Present value of operating lease liabilities	$217,893

Note 12 – Notes Payable

The Company assumed a sterling term loan facility from HSBC with a limit of £250,000 (approximately $340,000) in connection with its acquisition of LHE (Note 3). The loan allows for a drawdown period up to 60 days following the loan acceptance date, with LHE electing to borrow the total amount available under the loan facility. The loan is to be repaid on a monthly basis beginning on the thirteenth month following the drawdown date until the date 3 years from the date of the drawdown of the loan (“Final Repayment Date.”). There is no interest on the loan in the first year and interest subsequently accrues at a rate of 3.49% per annum over the Bank of England Base Rate. Interest is payable monthly on the outstanding principal amount of the loan and on the Final Repayment Date. On December 31, 2020, the notes payable balance related to this loan facility was $341,290.

Note 13 – Commitments  and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) in order to obtain certain sponsorship-related rights, benefits, and opportunities with respect to the eSports team. The term of the contract was from October 1, 2019 to June 30, 2022. The Company agreed to pay the Team $516,000 over the term of the contract and $230,000 worth of common stock. The stock is payable in 12 equal installments on the first day of each month. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement whereby the Company agreed to pay a total of $2,545,000 in cash and $825,000 of common stock in tranches throughout the term of the contract which expires on January 31, 2023. The Company issued 33,333 shares of common stock to the Team under the agreement to-date valued at $21,000. As of December 31, 2020, the Company has accrued $196,423 as accrued expenses in relation to this agreement. For the three and six months ended December 31, 2020, the Company has expensed $418,954 and $649,833 in accordance with the agreement. As of December 31, 2020, the commitments under this agreement are estimate at approximately $1,250,000 for the calendar year ended December 31, 2021 and $1,500,000 for the calendar year ended December 2022.

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

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. As of December 31, 2020, the commitments under these agreements are estimated at approximately $700,000 for the calender year ended December 31, 2021, $700,000 for the calender year ended December 31,2022 and $700,000 for the calender year ended December 31, 2023.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Contingencies

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s common stock as compensation for their acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was then brought to  arbitration pursuant to a clause in the placement agent agreement entered into by the Company and Boustead. Prior to the Arbitration hearing, Petitioner Boustead Securities, LLC offered a demand of nearly $500,000 to resolve the dispute. The offer was declined. The Arbitration hearing took place on December 7, 2020 through December 11, 2020. At the end of the Arbitration, Petitioner, Boustead Securities, LLC sought over $1.5 million in damages.

On February 3, 2021, the Arbitrator issued her final Award on the dispute. While ultimately, the Company did not prevail on liability, the Arbitrator awarded Petitioner, Boustead Securities, LLC significantly less in damages. In total, the Arbitrator awarded Petitioner Boustead Securities, LLC $289,874 in damages and allowable costs (not attorneys’ fees) with interest accruing approximately $21 per day. While the Company disagrees that the Arbitrator should have awarded Petitioner, it is highly unlikely that a award is subject to an favorable appeal or objection to Superior Court, however, the timeline do so has not passed. If no appeal is made by either party Petitioner Boustead Securities, LLC may seek to confirm the Arbitration Award as a Superior Court Judgment and seek collection efforts. The Company may in lieu of such seek to pay some discounted balance of the award. To date, no decisions have been made.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit in the United States District Court for the District of Nevada, entitled Tangiers Global, LLC, v. VGambling, Inc. et al, Case No. 2:20-cv-01434-APG-DJA. While filed in Nevada, the matter has now been successfully transferred to the District of Puerto Rico.  The new case number is 3:20-cv-01520-RAM.  The complaint for the lawsuit alleges, among other things, that the Company breached a certain 8% convertible promissory note, dated June 3, 2016, and Common Stock Purchase warrant of the same date.  The Company submitted an Answer with Affirmative Defenses.  The matter has not yet proceeded to the discovery phase, which is expected to begin in March, 2021. The Company believes the lawsuit lacks merit and will continue to vigorously challenge the action. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

On November 2, 2020, Brylan Lee Whatley (“Whatley”) filed a lawsuit in the New York State Supreme Court, New York County, entitled Brylan Lee Whatley v. Esports Gambling Group, Inc. f/k/a VGambling, Inc., Index No. 655901/2020. On December 31, 2020, prior to serving the original Complaint, Whatley submitted an Amended Complaint in this matter. The Amended Complaint alleges that the Company breached a consulting agreement with Whatley.  The consulting agreement in question was never agreed to, or signed by, the Company.  For that reason, and in light of many other available legal defenses, the Company is submitting a Motion to Dismiss the Amended Complaint. The Company believes the lawsuit lacks merit and will vigorously challenge the action, in addition, to file any motions or counterclaims that may exist. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

Note 14 – Revenue Recognition

As a result of the LHE Enterprises Limited acquisition, the Company has revenue generating operations. The Company recorded contract liabilities in the amount of $1,737,106 in connection with the acquisition of LHE Enterprises Limited. For the six months ended December 31, 2020, the Company recognized approximately $117,229 as revenues in relation to these contract liabilities.

As of December 31, 2020, contract liabilities were $2,229,724, which are recorded as “Liabilities to customers” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities primarily relate to deposits received from customers where bets were not yet settled.

The following table presents revenues from contracts with customers disaggregated by revenue source:

	For the three months ended December 31, 2020	For the six months ended December 31, 2020
Online betting and casino revenues	$1,823,579	$1,891,791
Revenue sharing arrangements	416,609	533,996
Other services	122,005	158,798
Total	$2,362,193	$2,584,585

The Company has revenue sharing arrangements whereby it provides wagering services to customers, software, tools and infrastructure for the operation and maintenance of online gaming services through partner website.

The following table presents revenues from contracts with customers disaggregated by geographical area:

	For the three months ended December 31, 2020	For the six months ended December 31, 2020
United States	$117,933	$156,915
Foreign	2,244,260	2,427,670
Total	$2,362,193	$2,584,585

The Company did not have any revenues for the three and six months ended December 31, 2019.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

Note 15 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There are no preferred shares designated, issued, and outstanding as of December 31, 2020 and June 30, 2020.

Common Stock

During the six months ended December 31, 2020, the Company issued 482,992 shares of its common stock for services rendered with a weighted average fair value of $5.91 per share or $2,856,613 in the aggregate.

During the six months ended December 31, 2020, the Company issued 1,119,871 shares of common stock for the exercise of warrants with a weighted average exercise price of $3.85 per share or $4,258,042 in the aggregate.

During the six months ended December 31, 2020, the Company issued 650,000 shares of common stock in relation to the LHE Enterprises Limited acquisition. The Company recorded these shares at fair value in the amount of $3,802,500 (see Note 3).

On September 14, 2020, the Company issued 93,808 shares of common stock in relation to the Flip acquisition. The Company recorded these shares at fair value on the date of grant in the amount of $500,000 (see Note 3).

During the six months ended December 31, 2019, the Company issued 16,667 shares of common stock related to a consulting agreement dated June 4, 2019.

During the six months ended December 31, 2019, the Company issued 8,889 shares of its common stock for services rendered with a weighted average fair value of $6.52 per share or $58,000 in the aggregate.

During the six months ended December 31, 2019, the Company issued 4,444 shares of common stock for the exercise of warrants with a weighted average exercise price of $2.25 per share or $10,000 in the aggregate.

On October 8, 2019, the Company issued 41,779 shares of its common stock upon the exercise of 79,444 warrants upon a cashless exercise.

On October 9, 2019, the Company issued 11,248 shares of its common stock upon the exercise of 21,389 warrants upon a cashless exercise.

During the six months ended December 31, 2019, the Company issued 5,435 shares of its common stock upon entering waiver agreements.   In consideration for the investors entrance into the waiver agreements, the Company issued to each investor an additional warrant  to purchase such number of shares of the Company’s Common Stock equal to 5% of the warrant shares initially issuable to such investor under the warrant issued to such investor in the November 13, 2018 offering, as amended. The additional warrant has an exercise price of $11.25 per share.

Common Stock Warrants

During the six months ended December 31, 2020, the Company issued a warrant to purchase 1,000,000 shares of common stock in relation to the LHE Enterprises Limited acquisition. The warrant is exercisable at $8.00 per share and expires on July 31, 2023. The Company recorded the warrant at fair   value of $5,488,171 (see Note 3). The warrant contains a cash settlement feature which results in a warrant liability. For the period ending December 31, 2020, the Company recorded a warrant liability of $4,859,782 in relation to the cash settlement feature. For the three months ending December 31, 2020, the Company recorded a loss on the change in fair value of warrant liability in the amount of $1,472,564. For the six months ending December 31, 2020, the Company recorded a gain on the change in fair value of warrant liability in the amount of $628,389. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on July 31, 2020: (a) exercise price of $8.00, (b) volatility rate of 223.33%, (c) discount rate of 0.11%, (d) term of three years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on December 31, 2020: (a) exercise price of $8.00, (b) volatility rate of 156.04%, (c) discount rate of 0.17%, (d) term of 2 years and 6 months, and (e) dividend rate of 0%.

The warrant issued to LHE Enterprises Limited has a call feature where the Company shall have the right to cause the exercise of the warrant (the “Forced Exercise”) if the volume weighted average price of the common stock of the Company shall equal or exceed 125% of the $8.00 exercise price of the warrant. For twenty consecutive trading days. As of December 31, 2020, the warrants are callable by the Company.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding and Exercisable, June 30, 2020	5,276,592	$4.28	0.86	$14,654,296
Issued	1,000,000	8.00	3.00	-
Exercised	(1,119,871)	3.85		2,853,035
Expired	-
Outstanding and Exercisable, December 31, 2020	5,156,722	$5.09	0.77	$8,561,967

Common Stock Options

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”) whereby incentive stock options issued to employees, officers, and directors of the Company shall not exceed 166,667 of which the purchase price of the stock options shall not be less than 100% of the fair value of the Company’s common stock and the period for exercising the stock options not to exceed 10 years from the date of grant. The option price per share with respect to each option shall be determined by the committee for non-qualified stock options. On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) which allows for 1,500,000 shares that may be awarded under the 2020 Plan. As of December 31, 2020, there were 683,854 shares available for issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2020	51,942	$10.50
Granted	408,400	$4.82
Exercised	-	-
Cancelled	(3,333)
Outstanding, December 31, 2020	457,009	$5.42

As of December 31, 2020, the weighted average remaining life of the options outstanding was 4.94 years. As of December 31, 2020, there were 48,609 stocks options that were available for exercise.

Stock Based Compensation

During the six months ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense of $2,311,591 and $329,960, respectively, for the amortization of stock options and the issuance of common stock to employees which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

As of December 31, 2020, unamortized stock compensation for stock options was $1,051,455 with a weighted-average recognition period of 1.07 years.

The options granted during the six months ended December 31, 2020 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Six Months Ended December 31, 2020
Expected term, in years	2.63
Expected volatility	128.5%
Risk-free interest rate	0.33%
Dividend yield	-
Grant date fair value	$4.60

Note 16 – Subsequent  Events

Equity Issuances

On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a price of $15.00 per Share. The closing of the sale of the Shares under the Purchase Agreement is expected to occur on or about February 16, 2021, subject to customary closing conditions.

Subsequent to December 31, 2020, the Company issued 1,672,159 shares of common stock upon the exercise of warrants at a weighted average exercise price of $6.48 per share.

Lucky Dino Purchase Agreement

On December 14, 2020, the Company, via its wholly owned subsidiary, Esports Entertainment (Malta) Limited (“EEL”), entered into an asset purchase agreement (the “Lucky Dino Purchase Agreement”), subject to certain closing conditions, by and among EEL, Lucky Dino Gaming Limited, a company registered in Malta (“Lucky Dino”), and Hiidenkivi Estonia OU, a company registered in Estonia (“HEOU” and, together with Lucky Dino, the “Sellers”) whereby EEL purchased and assumed from the Sellers substantially all the assets and assumed certain specified liabilities of the Sellers’ business of real money online casino gaming (the “Acquired Business”).

As consideration for the Acquired Business, the Company agreed to pay the Sellers EUR €25,000,000 (approximately USD $30,000,000) (the “Lucky Dino Purchase Price”) subject to certain adjustments set forth in the Lucky Dino Purchase Agreement.

The Lucky Dino Purchase Agreement contains customary representations, warranties, covenants, indemnification and other terms for transactions of this nature. The closing of the transactions contemplated by the Lucky Dino Purchase Agreement is subject to certain conditions, including, among other things, the completion of an audit of Lucky Dino and HEOU.

Phoenix Purchase Agreement

On December 17, 2020, the Company entered into a share purchase agreement (the “Purchase Agreement”), by and among the Company, Phoenix Games Network Limited, a company registered in England and Wales (“Phoenix”), and the shareholders of Phoenix (the “Phoenix Shareholders” and, together with Phoenix, the “Selling Parties”), whereby the Company acquired from the Selling Parties all of the issued and outstanding share capital of Phoenix (the “Phoenix Shares”). Pursuant to the Purchase Agreement, as consideration for the Phoenix Shares, the Company agreed to pay the Sellers: (i) GBP £1,000,000 (approximately $1,370,000) (the “Original Cash Consideration”); and (ii) shares of common stock of the Company, par value $0.001 per share, in the aggregate value of GBP£3,000,000 (approximately $4,100,600) (the “Original Share Consideration” and, together with the Cash Consideration, the “Original Purchase Price”), subject to adjustment based on certain revenue milestones as outlined therein.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

On January 21, 2021, the Company and Sellers, having met all conditions precedent, consummated the closing for the Phoenix Shares pursuant to the terms of the Purchase Agreement. The Original Purchase Price was adjusted at closing and as consideration for the Phoenix Shares, the Company paid the Sellers: (i) GBP £350,000 (US $493,495) (the “Closing Cash Consideration”); and (ii) 292,211 shares of common stock of the Company, par value $0.001 per share (aggregate value of $1,927,647) (the “Closing Share Consideration” and, together with the Cash Closing Consideration, the “Closing Purchase Price”). The Closing Cash Consideration was be paid in US Dollars and was calculated in accordance with the applicable exchange rate on the Closing Date (as such term is defined in the Purchase Agreement). The Sellers shall remain eligible to receive the remainder of the Original Purchase Price upon Phoenix meeting certain revenue targets by May 16, 2021.

Pursuant to the Purchase Agreement, the Selling Parties shall be entitled to receive an additional GBP£2,000,000 (approximately $2,700,000) if Phoenix has reached certain revenue milestones by the 18 month anniversary of the Closing Date as further outlined therein.

Helix Holdings, LLC Purchase Agreement

On January 22, 2021, the Company entered into an equity purchase agreement (the “Helix Purchase Agreement”), by and among the Company, Helix Holdings, LLC, a limited liability company incorporated under the laws of Delaware (“Helix”), and the equity holders of Helix (the “Helix Equity Holders”), whereby the Company can acquire from the Helix Equity Holders all of the issued and outstanding membership units of Helix (the “Helix Units”), making Helix a wholly owned subsidiary of the Company.

As consideration for the Helix Units, the Company agreed to pay the Helix Equity Holders $17,000,000 (the “Helix Purchase Price”), to be paid fifty percent (50%) in shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) (the “Helix Share Consideration”), and fifty percent (50%) in cash (the “Helix Cash Consideration”. The per share price of the Common Stock issuable as Helix Share Consideration shall be the Closing Base Price minus the Discount. “Closing Base Price” means the volume weighted average price (“VWAP”) of the Common Stock during the thirty (30) trading days immediately preceding the date of the closing under the Helix Purchase Agreement (the “Closing”). “Discount” equals the greater of (A) and (B) minus the lesser of (A) and (B) multiplied by 0.25 where (A) is the VWAP of the common stock during the thirty (30) trading days immediately preceding October 26, 2020 (which was $4.54 per share) multiplied by 1.25 (which is $5.675); and (B) is the Closing Base Price.

The Closing under the Helix Purchase Agreement is subject to the simultaneous closing under an equity purchase agreement (the “GGC Purchase Agreement”) among the Company, ggCircuit LLC, an Indiana limited liability company (“GGC”) and the equity holders of GGC (the “GGC Equity Holders”), the principal terms of which are described below. The Closing is also subject to (i) the completion of an opinion (the “Fairness Opinion”) respecting the fairness of the consideration to be paid by the Company and received by the Helix Equity Holders and the GGC Equity Holders pursuant to the Helix Purchase Agreement and the GGC Purchase Agreement from a financial point of view; (ii) an audit, as of and for the two years ending December 31, 2019, and a financial review, for the nine month periods ended September 30, 2019 and 2020, of Helix and affiliated entities; and (iii) the approval of the Company’s shareholders to the issuance of the Helix Share Consideration and GGC Share Consideration (as defined below) in satisfaction of NASDAQ Rule 5635(a).

The parties to the Helix Purchase Agreement may terminate the Helix Purchase Agreement, among other reasons, if (i) the Fairness Opinion does not support an aggregate purchase price for Helix and GGC of $43,000,000 and, based thereon, the Company is no longer willing to pay the Helix Purchase Price, or (ii) the Closing has not occurred on or before May 14, 2021 or such later date as may be mutually agreed to by the parties. The Company can also terminate the Helix Purchase Agreement if (i) upon completion of its legal, financial, tax and commercial due diligence of Helix and affiliated entities, it is not satisfied, with the results thereof; (ii) the audit and/or review of Helix and affiliated entities cannot be completed due to fraud, material accounting errors or otherwise or if the results of the audit or the review are materially and adversely different from the financial information provided by Helix and the Helix Equity Holders to the Company prior to the execution of the Helix Purchase Agreement.

In connection with the negotiation of the Helix Purchase Agreement, the Company advanced an aggregate of $400,000 to Helix during 2020 in the form of loans (the “Helix Loans”). Upon execution of the Helix Purchase Agreement, the Company paid Helix an additional $400,000 to be used for operating expenses pending the Closing (the “Operating Expense Payments”). If the Closing takes place on or prior to May 14, 2021, the Company will receive a full credit against the Helix Purchase Price for the Helix Loans and if the Closing takes place prior to April 30, 2021 the Company will receive a full credit against the Helix Purchase Price for the Operating Expense Payments. If Closing takes place after April 30, 2021, but on or prior to May 14, 2021, the Company shall receive a credit against the Helix Purchase Price for 60% of the Operating Expense Payments. If the transaction does not close, depending on the reason, a portion of the Helix Loans and the Operating Expense Payments may be forgiven.

The Helix Purchase Agreement contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Expressed in U.S. dollars)

ggCIRCUIT LLC Purchase Agreement

On January 22, 2021, the Company entered into the GGC Purchase Agreement whereby the Company can acquire from the GGC Equity Holders all of the issued and outstanding membership units of GGC (the “GGC Units”), making GGC a wholly owned subsidiary of the Company.

As consideration for the GGC Units, the Company agreed to pay the GGC Equity Holders $26,000,000 (the “GGC Purchase Price”) to be paid fifty percent (50%) in shares of Common Stock (the “GGC Share Consideration”), and fifty percent (50%) in cash (the “GGC Cash Consideration”) The per share price of the Common Stock issuable as GGC Share Consideration shall be the Closing Base Price minus the Discount. “Closing Base Price” means the volume weighted average price (“VWAP”) of the Common Stock during the thirty (30) trading days immediately preceding the date of the closing under the GGC Purchase Agreement (the “Closing”). “Discount” equals the greater of (A) and (B) minus the lesser of (A) and (B) multiplied by 0.25 where (A) is the VWAP of the common stock during the thirty (30) trading days immediately preceding October 26, 2020 (which was $4.54 per share) multiplied by 1.25(which is $5.675); and (B) is the Closing Base Price.

The Closing under the GGC Purchase Agreement is subject to the simultaneous closing under the Helix Purchase Agreement. The Closing is also subject to (i) the completion of the Fairness Opinion; (ii) an audit, as of and for the two years ending December 31, 2019, and a financial review, for the nine month periods ended September 30, 2019 and 2020, of GGC and affiliated entities; and (iii) the approval of the Company’s shareholders to the issuance of the GGC Share Consideration and Helix Share Consideration in satisfaction of NASDAQ Rule 5635(a).

The parties to the GGC Purchase Agreement may terminate the GGC Purchase Agreement, among other reasons, if (i) the Fairness Opinion does not support an aggregate purchase price for Helix and GGC of $43,000,000 and, based thereon, the Company is no longer willing to pay the GGC Purchase Price, or (ii) the Closing has not occurred on or before May 14, 2021 or such later date as may be mutually agreed to by the parties. The Company can also terminate the GGC Purchase Agreement if (i) upon completion of its legal, financial, tax and commercial due diligence of GGC and affiliated entities, it is not satisfied, with the results thereof; (ii) the audit and/or review of GGC and affiliated entities cannot be completed due to fraud, material accounting errors or otherwise or if the results of the audit or the review are materially and adversely different from the financial information provided by GGC and the GGC Equity Holders to the Company prior to the execution of the GGC Purchase Agreement.

In connection with the negotiation of the GGC Purchase Agreement, the Company advanced an aggregate of $600,000 to GGC during 2020 in the form of loans (the “GGC Loans”). Upon execution of the GGC Purchase Agreement, the Company paid GGC an additional $600,000 to be used for operating expenses pending the Closing (the “Operating Expense Payments’). If the Closing takes place on or prior to May 14, 2021, the Company will receive a full credit against the GGC Purchase Price for the GGC Loans and if the Closing takes place prior to April 30, 2021 the Company will receive a full credit against the GGC Purchase Price for the Operating Expense Payments. If Closing takes place after April 30, 2021, but on or prior to May 14, 2021, the Company shall receive a credit against the GGC Purchase Price for 60% of the Operating Expense Payments. If the transaction does not close, depending on the reason, a portion of the GGC Loans and the Operating Expense Payments may be forgiven.

The GGC Purchase Agreement contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature.

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

Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of December 2020, the three largest selling esports games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and Nintendo Switch. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

Esports Entertainment Group is a diversified operator of esports, sports and igaming businesses with a global footprint. Our strategy is to build and acquire betting and related platforms in the businesses of igaming and sports betting, and lever them into the rapidly growing esports business. Our tag line is “Play, Watch, Bet”. In esports, we are creating and assembling best-in-class technologies to generate profit from the various elements of esports competition and betting. We are primarily focused on three verticals, (i): esports entertainment, (ii) esports wagering, and (iii) iGaming and traditional sports betting. We believe focusing on these verticals positions the Company to take advantage of a trending and expanding marketplace in esports with the rise of competitive gaming as well as the legalization of online gambling in the United States

Esports Entertainment:

Our esports entertainment vertical includes any activity that we pursue within esports that does not include real-money wagering. Right now, the main component of this pillar is our skill-based tournament platform This allows us to engage and monetize players across 41 states where skill-based gambling is legal as well as create relationships with players that can eventually migrate into our real-money wagering platforms.

Esports Wagering:

We intend to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Maltese Gaming Authority (MGA) license, we are able to accept wagers from residents of over 180 jurisdictions including Canada, Germany, New Zealand and South Africa, on our “Vie.bet” platform

On August 20, 2020, it was announced that we entered into a multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH), now Bally’s Corporation (NYSE: BALY), to launch our proprietary mobile sports betting product, “Vie.gg”, in the state of New Jersey. We intend to have our platform, which was previously licensed in Curacao, live in the state during April 2021.

iGaming  and Traditional Sports Betting:

The goal of our iGaming and traditional Sports Betting vertical is to provide profitable growth and access to strategic licenses in jurisdictions that we can cross-sell into our Vie.bet platform. On July 7, 2020, we entered into a stock purchase agreement (the “Argyll Purchase Agreement”), by and among the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby, upon closing on July 31, 2020, the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies” or “Argyle”). AHG is licensed and regulated by the UK Gambling Commission and the Irish Revenue Commissioners to operate online sportsbook and casino sites in the UK and Ireland, respectively. Argyll has a flagship brand, www.sportnation.bet, as well as two white label brands, www.redzone.bet and www.uk.fansbet.com (collectively the “Argyll Brands”), with over 300,000 registered players at the end of calendar year 2020.

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

Results of Operations

Comparison of the  three months ended December 31, 2020 and 2019

Revenue

Revenue for the three months ended December 31, 2020 totaled $2,362,193, an increase of $2,362,193 over the $0 recorded for the three months ended December 31, 2019. The increase was primarily attributable to the acquisition of LHE Enterprises Limited as we are now a revenue generating company.

Cost of Revenue

Cost of revenue expenses consists primarily of costs associated with online betting platform fees, sports data feed, and revenue share.

Cost of revenue for the three months ended December 31, 2020 totaled $1,333,678, an increase of $1,333,678 over the $0 recorded for the three months ended December 31, 2019. The increase was attributable to the revenue generated for the three months ended December 31, 2020.

Sales and Marketing

Sales and marketing expense for the three months ended December 31, 2020 totaled $1,888,372, an increase of $1,810,060 over the $78,312 recorded for the three months ended December 31, 2019. The increase was primarily attributable to an increase of $1,391,106 related to the acquisition of LHE Enterprises Limited and $418,954 related to our sponsorship agreement.

General and Administrative

General and administrative expenses for the three months ended December 31, 2020 totaled $4,909,431, an increase of $4,318,865 over the $590,566 recorded for the three months ended December 31, 2019. The increase was primarily attributable to increases of $1,561,946 directly related to the LHE Enterprises Limited general and administrative expenses, as well as increases of $642,560 in wages and benefits, $409,302 in consulting and professional, $41,867 in investor relations, $1,308,583 in stock based compensation, $50,233 in insurance, $155,682 in information technology, and $148,692 in other general and administrative costs.

Other Expenses

Other expense for the three months ended December 31, 2020 totaled $1,520,751, a decrease of $879,018 over the $2,399,769 of other expense recorded for the three months ended December 31, 2019. The decrease was primarily attributable to the favorable impact of decreases in interest expense of $1,550,418, net amortization of debt discount and premium on convertible debt of $840,170, the impairment of intangible asset of $67,131 and an increase in other income of $479. Other expenses was negatively impacted during the three months ended December 31, 2020 by changes in the fair value of warrant liability of 1,472,564, change in gain on settlement of debt of $42,896, change in foreign exchange loss of $47,089, and change in fair value of derivative liabilities of $16,631.

Comparison of the six months ended December 31, 2020 and 2019

Revenue

Revenue for the six months ended December 31, 2020 totaled $2,584,585, an increase of $2,584,585 over the $0 recorded for the six months ended December 31, 2019. The increase was primarily attributable to the acquisition of LHE Enterprises Limited as we are now revenue a generating company.

Cost of Revenue

Cost of revenue expenses consists primarily of costs associated with online betting platform fees, sports data feed, and revenue share.

Cost of revenue for the six months ended December 31, 2020 totaled $1,753,753, an increase of $1,753,753 over the $0 recorded for the six months ended December 31, 2019. The increase was attributable to the revenue generated for the six months ended December 31, 2020.

Sales and Marketing

Sales and marketing expense for the six months ended December 31, 2020 totaled $2,492,488, an increase of $2,388,137 over the $104,351 recorded for the six months ended December 31, 2019. The increase was primarily attributable an increase of $1,738,304 related to the acquisition of LHE Enterprises Limited and $649,833 related to our sponsorship agreement.

General and Administrative

General and administrative expenses for the six months ended December 31, 2020 totaled $7,965,239, an increase of $6,707,778 over the $1,257,461 recorded for the six months ended December 31, 2019. The increase was primarily attributable to increases of $2,427,093 directly related to the LHE Enterprises Limited general and administrative expenses, increases of $980,594 in wages and benefits, $531,019 in consulting and professional, $114,419 in investor relations, $2,163,014 in stock based compensation, $100,100 in insurance, $200,240 in information technology, and $191,299 in other general and administrative costs.

Other Income (Expenses)

Other income for the six months ended December 31, 2020 totaled $528,363 compared to total other expense of $4,546,619 for the six months ended December 31, 2019, a change of $5,074,982 when comparing the six months ended December 31, 2020 and 2019. The change was primarily attributable to the favorable impact of decreases of $2,795,582 in the loss on extinguishment of debt, $2,262,312 in interest expense, a decrease of $550,259 from the net amortization of debt discount and premium on convertible debt, a decrease of $67,131 from the loss on impairment of intangible asset, an increase in income of $628,389 from the change in fair value of warrant liability, and an increase in other income of $2,990. This was offset by a decrease of $1,087,347 of income from the change in fair value of derivative liabilities, a decrease of $42,896 of gain on settlement of debt, and an increase in foreign exchange loss of $101,438.

Capital Resources and Liquidity

We had $5,571,431 in available cash as of December 31, 2020. Subsequently on February 11, 2021, the Company announced that it had entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a price of $15.00 per Share. The sale of the Shares under the Purchase Agreement closed on February 16, 2021. Subsequent to December 31, 2020, the Company also issued 1,672,159 shares of common stock upon the exercise of warrants at a weighted average exercise price of $6.48 per share. We believe our cash on hand, considered with additional sources of funding are sufficient to meet our current working capital and capital expenditure requirements for a period of at least twelve months from the date of this filing, irrespective of the continuing impact of COVID-19.

The Company’s sources and (uses) of cash for the six months ended December 31, 2020 are shown below:

At December 31, 2020, we had total current assets of $10,600,625 and total current liabilities of $11,151,621. Net cash used in operating activities for the six months ended December 31, 2020 was $6,746,415, which includes a net loss of $9,098,530, offset by non-cash adjustments of $2,487,412 principally related to share based compensation expense of $2,311,591, amortization and depreciation of $717,890, and the amortization of the right of use asset of $86,320, offset by a gain from the change in fair value of warrant liability of $628,389. The change in net working capital items resulted in a use of cash of $135,297 primarily related to the increase in receivables reserved for users of $282,326 and the increase in prepaid expenses and other current assets of $279,452. This was offset by increases in liabilities to customers of $403,250 and other receivables of $169,801.

Net cash used in investing activities for the six months ended December 31, 2020 totaled $2,179,413 principally related to the final payment of $750,000 made in connection with the acquisition of LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby upon closing on July 31, 2020 the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”), the payment of $100,000 made in connection with the Flip acquisitions, the $1,000,000 payment made in connection with loans receivables, the $337,827 purchase of intangible assets, and $12,660 purchase of property and equipment, offset by $21,074 of cash received upon the acquisition of LHE Enterprises Limited.

Net cash provided by financing activities for the six months ended December 31, 2020 totaled $4,258,042 principally related to the proceeds from the exercise of warrants.

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

Previously identified material weakness

During fiscal 2020, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not operating effectively at a reasonable assurance level. The material weakness identified during management’s assessment included insufficient segregation of duties within the accounting function, inadequacies in the control environment, and a lack of sufficient internal accounting expertise related to GAAP.

During fiscal 2021, and the three months ended December 31, 2020, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and compliance personnel, and engaging with third party experts to strengthen the design and implementation of additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

Our remediation efforts activities are ongoing and are subject to continued management review supported by ongoing design and testing of our framework of internal controls over financial reporting. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting

Other than the remediation efforts underway, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2018, Boustead Securities, LLC (“Boustead”) notified us via letter of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of our common stock as compensation for their acting as the placement agent for the sale of our securities between June 2017 and 2018. This matter was then brought to JAMS pursuant to an arbitration clause in the placement agent agreement entered into by the Company and Boustead. Prior to the Arbitration hearing, Petitioner Boustead offered a demand of nearly $500,000 to resolve the dispute. The offer was declined. The Arbitration hearing took place on December 7, 2020 through December 11, 2020. At the end of the Arbitration, Petitioner, Boustead Securities, LLC sought over $1.5 million in damages.

On February 3, 2021, the Arbitrator issued her final Award on the dispute. While ultimately, Esports Entertainment Group, Inc. did not prevail on liability, the Arbitrator awarded Petitioner, Boustead Securities, LLC significantly less in damages. In total, the Arbitrator awarded Petitioner Boustead $289,874 in damages and allowable costs (not attorneys’ fees) with interest accruing approximately $21 per day. While Esports Entertainment Group, Inc. disagrees that the Arbitrator should have awarded Petitioner Boustead any recovery, it is highly unlikely that the award is subject to a favorable appeal or objection to Superior Court however the timeline do so has not passed. If no appeal is made by either party Petitioner Boustead may seek to confirm the Arbitration award as a Superior Court Judgment and seek collection efforts. The Company may in lieu of such seek to pay some discounted balance of the award. To date, no decisions have been made.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit in the United States District Court for the District of Nevada, entitled Tangiers Global, LLC, v. VGambling, Inc. et al, Case No. 2:20-cv-01434-APG-DJA. While filed in Nevada, the matter has now been successfully transferred to the District of Puerto Rico.  The new case number is 3:20-cv-01520-RAM. The complaint for the lawsuit alleges, among other things, that the Company breached a certain 8% convertible promissory note, dated June 3, 2016, and Common Stock Purchase warrant of the same date.  The Company submitted an Answer with Affirmative Defenses. The matter has not yet proceeded to the discovery phase, which is expected to begin in March, 2021. The Company believes the lawsuit lacks merit and will continue to vigorously challenge the action. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

On November 2, 2020, Brylan Lee Whatley (“Whatley”) filed a lawsuit in the New York State Supreme Court, New York County, entitled Brylan Lee Whatley v. Esports Gambling Group, Inc. f/k/a VGambling, Inc., Index No. 655901/2020. On December 31, 2020, prior to serving the original Complaint, Whatley submitted an Amended Complaint in this matter. The Amended Complaint alleges that the Company breached a consulting agreement with Whatley. The consulting agreement in question was never agreed to, or signed by, the Company.  For that reason, and in light of many other available legal defenses, the Company is submitting a Motion to Dismiss the Amended Complaint. The Company believes the lawsuit lacks merit and will vigorously challenge the action, in addition, to file any motions or counterclaims that may exist. At this time, the Company is unable to estimate potential damage exposure, if any, related to the litigation.

Item 1A. Risk Factors

Other than the below, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on October 1, 2020.

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Due to the outbreak of Covid-19, almost all major sports events and leagues were postponed or put-on hold, for the period of Apr 2020-June 2020. The cancelation of major sports events had a significant short-term negative effect on betting activity globally. As a result, iGaming operators faced major short-term losses in betting volumes. To date online casino operations have generally continued as normal without any noticeable disruption due to the Covid-19 outbreak. The virus’s expected effect on online casino activity globally is expected to be overall positive or neutral. Travel restrictions and border closures have not materially impacted our ability to manage and operate the day-to-day functions of our business. Management has been able to operate in a virtual setting. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2020 the Company issued 177,778 shares pursuant to warrant exercises.

During the three months ended December 31, 2020, the Company issued 93,808 shares of common stock in connection with the Assignment of Intellectual Property Rights Agreement (the “IP Assignment Agreement”), by and among the Company, AHG and Flip Sports Limited (“Flip”) whereby the Company acquired all intellectual property rights in connection with the software developed by Flip and owned by AHG related to AHG’s online games and rewards platform and all other online software.

During the three months ended December 31, 2020, the Company issued 191,736 shares of common stock for services.

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

ESPORTS ENTERTAINMENT GROUP, INC.

Date: February 16, 2021	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 16, 2021	By:	/s/ Daniel Marks
Daniel Marks Chief Financial Officer

