Form 10-Q
period 2021-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2021-05-17
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

As of May 14, 2021, there were 20,357,959 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2021

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2021	2020

ASSETS

Current assets
Cash	$16,880,683	$12,353,307
Restricted cash	3,428,366	-
Accounts receivable, net	153,011	-
Receivables reserved for users	1,486,024	-
Loans receivable	2,000,000	-
Other receivables	920,115	-
Deposit on business acquisition	-	500,000
Prepaid expenses and other current assets	1,423,581	263,345
Total current assets	26,291,780	13,116,652

Equipment, net	80,904	8,041
Operating lease right-of-use asset	546,012	-
Intangible assets, net	27,810,029	2,000
Goodwill	16,992,199	-
Other non-current assets	1,290,353	6,833

TOTAL ASSETS	$73,011,277	$13,133,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$5,305,176	$811,549
Liabilities to customers	3,218,798	-
Deferred revenue	145,091	-
Liabilities to be settled in stock	-	927,855
Notes payable - current	158,141	-
Operating lease liability - current	240,725	-
Contingent consideration	300,000	-
Total current liabilities	9,367,931	1,739,404

Notes payable	186,898	-
Deferred income taxes	1,729,138	-
Operating lease liability	322,205	-

Total liabilities	11,606,172	1,739,404

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 20,166,740 and 11,233,223 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	20,167	11,233
Additional paid-in capital	104,417,852	31,918,491
Accumulated deficit	(42,077,212)	(20,535,602)
Accumulated other comprehensive loss	(955,702)	-
Total stockholders’ equity	61,405,105	11,394,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,011,277	$13,133,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net revenue	$5,398,708	$-	$7,983,293	$-

Operating costs and expenses:
Cost of revenue	2,321,620	-	4,249,889	-
Sales and marketing	2,399,200	84,249	4,891,688	184,175
General and administrative	6,291,388	466,809	14,082,111	1,728,695
Total operating expenses	11,012,208	551,058	23,223,688	1,912,870

Operating loss	(5,613,500)	(551,058)	(15,240,395)	(1,912,870)

Other income (expense):
Interest expense	-	(23,479)	-	(2,285,792)
Net amortization of debt discount and premium on convertible debt	-	(674,946)	-	(1,225,205)
Change in fair value of derivative liabilities	-	(6,952,798)	-	(5,865,451)
Change in fair value of warrant liability	(5,358,313)	-	(4,729,924)	-
Change in fair value of contingent consideration	(1,305,804)	-	(1,305,804)	-
Loss on extinguishment of debt	-	-	-	(2,795,582)
Gain on warrant exchange	-	1,894,418	-	1,894,418
Other non-operating income (loss)	(165,464)	32	(265,486)	(25,779)

Loss before income taxes	(12,443,080)	(6,307,831)	(21,541,610)	(12,216,261)

Income tax	-	-	-	-

Net loss	$(12,443,080)	$(6,307,831)	$(21,541,610)	$(12,216,261)

Basic and diluted loss per common share	$(0.73)	$(1.02)	$(1.54)	$(2.04)
Weighted average number of common shares outstanding, basic and diluted	16,950,275	6,183,944	13,974,197	5,989,619

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Net Loss	$(12,443,080)	$(6,307,831)	$(21,541,610)	$(12,216,261)

Other comprehensive loss:
Foreign currency translation loss	(892,953)	-	(955,702)	-

Total comprehensive loss	$(13,336,033)	$(6,307,831)	$(22,497,312)	$(12,216,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive
	Shares	Amount	capital	Deficit	income (loss)	Total

Balance as at July 1, 2020	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Stock issued upon the exercise of warrants	275,463	276	1,024,648	-	-	1,024,924
Stock issued for Argyll acquisition	650,000	650	3,801,850	-	-	3,802,500
Stock issued for FLIP acquisition	93,808	94	499,906	-	-	500,000
Stock issued for services	291,256	291	1,873,551	-	-	1,873,842
Stock based compensation	-	-	36,035	-	-	36,035
Foreign exchange translation	-	-	-	-	941	941
Net loss	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	12,543,750	12,544	39,154,481	(22,344,095)	941	16,823,871
Stock issued upon the exercise of warrants	844,408	844	3,232,274	-	-	3,233,118
Stock issued for services	191,736	192	982,579	-	-	982,771
Stock based compensation	-	-	296,148	-	-	296,148
Foreign exchange translation	-	-	-	-	(63,690)	(63,690)
Net loss	-	-	-	(7,290,037)	-	(7,290,037)
Balance as at December 31, 2020	13,579,894	13,580	43,665,482	(29,634,132)	(62,749)	13,982,181
Common stock issued in equity financing, net of issuance costs	2,000,000	2,000	27,338,000	-	-	27,340,000
Stock issued for EGL acquisition	292,511	293	2,193,540	-	-	2,193,833
Stock issued for FLIP acquisition	93,808	94	1,717,527	-	-	1,717,621
Stock options and warrant exercises	4,154,522	4,155	28,724,385	-	-	28,728,540
Stock issued for services	46,005	45	433,912	-	-	433,957
Stock based compensation	-	-	345,006	-	-	345,006
Foreign exchange translation	-	-	-	-	(892,953)	(892,953)
Net loss	-	-	-	(12,443,080)	-	(12,443,080)
Balance as at March 31, 2021	20,166,740	$20,167	$104,417,852	$(42,077,212)	$(955,702)	$61,405,105

Balance as at July 1, 2019	5,849,208	$5,849	$5,185,380	$(10,184,187)	$-	$(4,992,958)
Common stock and warrants issued for services	16,667	17	(17)	-	-	-
Stock based compensation	-	-	55,672	-	-	55,672
Net loss	-	-	-	(2,839,784)	-	(2,839,784)
Balance as at September 30, 2019	5,865,875	5,866	5,241,035	(13,023,971)	-	(7,777,070)
Common stock issued for services	8,889	9	57,991	-	-	58,000
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Warrants exercised for cash	4,444	4	9,996	-	-	10,000
Non-cash warrant exercised	53,027	53	1,222,549	-	-	1,222,602
Stock based compensation	-	-	45,397	-	-	45,397
Net loss	-	-	-	(3,068,646)	-	(3,068,646)
Balance as at December 31, 2019	5,937,670	5,937	6,603,864.79	(16,092,617)	-	(9,482,815)
Common stock issued for warrant exchange	288,722	289	1,688,735	-	-	1,689,024
Warrants exercised for cash	40,001	40	89,960	-	-	90,000
Stock based compensation	-	-	45,270	-	-	45,270
Effect of 1 for 15 reverse stock split	613	1	-	-	-	1
Net loss	-	-	-	(6,307,831)	-	(6,307,831)
Balance as at March 31, 2020	6,267,006	$6,267	$8,427,830	$(22,400,448)	$-	$(13,966,351)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,541,610)	$(12,216,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,592,487	18,013
Right-of-use asset amortization	94,674	-
Stock-based compensation	3,055,118	448,434
Change in fair value of warrant liability	4,729,924	-
Change in fair value of contingent consideration	1,305,804	-
Net amortization of debt discount and premium on convertible debt	-	1,225,205
Change in the fair market value of derivative liabilities	-	5,865,451
Loss on extinguishment of debt	-	2,795,582
Non-cash interest expense	-	2,064,749
Gain on warrant exchange	-	(1,894,418)
Other non-cash charges, net	(64,023)	24,235
Changes in operating assets and liabilities:
Accounts receivable	(9,687)	-
Receivables reserved for users	(1,475,776)	-
Other receivables	(344,856)	-
Prepaid expenses and other current assets	(702,448)	39,516
Other non-current assets	(79,610)	-
Accounts payable and accrued expenses	1,508,583	525,521
Liabilities to customers	822,020	-
Deferred revenue	48,227	-
Operating lease liability	(40,423)	-
Other, net	(1,314)	-
Net cash used in operating activities	(11,102,910)	(1,103,973)

Cash flows from investing activities:
Cash consideration paid for Lucky Dino, net of cash acquired	(28,930,540)	-
Cash consideration paid for Argyll, net of cash acquired	(728,926)	-
Cash consideration paid for EGL, net of cash acquired	(477,351)	-
Cash consideration paid for FLIP	(100,000)	-
Payments made in connection with loans receivable	(2,000,000)	-
Purchase of intangible assets	(698,187)	-
Purchases of equipment	(28,126)	-
Net cash used in investing activities	(32,963,130)	-

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	27,340,000	-
Proceeds from exercise of stock options and warrants, net of issuance costs	25,506,582	100,000
Repayment of note payable	(69,257)	-
Proceeds from promissory convertible note	-	1,160,000
Repayment of promissory convertible note	-	(105,000)
Deferred financing costs	-	(85,000)
Net cash provided by financing activities	52,777,325	1,070,000

Effect of exchange rate on changes in cash and restricted cash	(755,543)	-

Net increase (decrease) in cash and restricted cash	7,955,742	(33,973)

Cash and restricted cash, beginning of period	12,353,307	43,412

Cash and restricted cash, end of period	$20,309,049	$9,439

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:
	March 31, 2021	March 31, 2020
Cash	$16,880,683		$9,439
Restricted cash	3,428,366		-
	$20,309,049		$9,439

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-		$-
Income taxes	$-		$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Common stock issued for Argyll	$3,802,500		$-
Change in purchase price consideration related to warrant liability for Argyll acquisition	$2,738,095
Settlement of Argyll acquisition warrant liability for common stock	$7,480,000		$-
Common stock issued for EGL	$2,193,833		$-
Contingent consideration payable for EGL	$300,000	$
Common stock issued for FLIP acquisition at closing	$411,817		$-
Settlement of FLIP contingent consideration in common stock	$500,000		$-
Share settlement of liabilities to be settled in stock account	$927,855		$-
Extinguishment of derivative liability associated with extinguishment of convertible notes	$-		$1,426,323
Extinguishment of debt discount associated with extinguishment of convertible notes	$-		$1,909,280
Debt discount and derivative liability associated with amended and restated note	$-		$1,565,617
Increase in principal amount of convertible debt associated with amended and restated note	$-		$660,000
Derivative liability associated with convertible notes entered into	$-		$1,136,231
Debt discount associated with convertible notes	$-		$1,276,000
Extinguishment of derivative liability associated with cashless warrant exercise	$-		$1,222,602
Extinguishment of derivative liability associated with warrant exchange	$-		$3,583,442
Original issuance discount of convertible notes	$-		$116,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (the “Company”) was incorporated in the state of Nevada on July 22, 2008. On April 18, 2017, the majority of the shareholders of the Company’s common stock voted to approve a change of the name of the Company from VGambling, Inc. to Esports Entertainment Group, Inc.

The Company is a diversified operator of esports, igaming and traditional sports betting businesses with a global footprint. The Company’s strategy is to build and acquire betting and related platforms in the businesses of igaming and traditional sports betting, and to use them in growing the esports business. The Company is primarily focused on three vertical markets, namely esports entertainment, esports wagering, and iGaming and traditional sports betting. On July 31, 2020, the Company commenced substantive revenue generating operations with the acquisition of LHE Enterprises Limited, holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”). On March 1, 2021 completed the acquisition of the operating assets and specified liabilities of liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”).

The Company has also entered into agreements dated January 22, 2021 to acquire Helix Holdings, LLC (“Helix”) and ggCircuit. Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is also the owner of the Genji Analytics, an analytics platform, and LANduel, a proprietary player-versus-player wagering platform. ggCircuit is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. The Company also announced the signing of a binding letter of intent to acquire the esports content and media business of Holodeck Ventures Inc. (“Holodeck”) on May 6, 2021. These pending transactions align with the Company’s strategy of growing its business through the acquisition of a global ecosystem of esports, igaming and traditional sports betting assets.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed consolidated financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2020.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reportable Segment

The Company determined it has one reportable segment. This determination considers the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or total assets, liabilities and stockholders’ equity. The Company reclassified sales and marketing expenses on its unaudited condensed consolidated statements of operations and comprehensive loss from general and administrative expenses. The amounts previously reported in other income, impairment of intangible assets, gain on settlement of debt and foreign exchange loss were also reclassified to other non-operating income (loss) on the unaudited condensed consolidated statements of operations and comprehensive loss. The amounts reported as taxes payable, due to officers and equity to be issued in the prior period were classified to accounts payable and accrued expenses for the current period presentation on the unaudited condensed consolidated balance sheets.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the accounting for business combinations, including estimating contingent consideration and allocating purchase price, estimating the useful life of fixed assets and intangible assets, as well as the estimates related to accruals and contingencies.

Liquidity

The Company has historically incurred losses and negative cash flows as it prepared to grow its esports business through acquisitions and new venture opportunities. As of March 31, 2021, the Company had approximately $16.9 million of available cash on-hand. On May 14, 2021, one business day preceding this filing, the Company had approximately $14.6 million of available cash on-hand. Considering the currently available cash balance of the Company, as well as the Company’s expectations regarding its ability to secure financing for planned acquisitions, the Company believes it will have sufficient cash on-hand to fund its operating expenses and capital expenditure requirements for at least 12 months following May 17, 2021. While the Company expects revenues and cash flows to increase related to current and planned acquisitions, the Company expects to incur an annual operating loss and annual negative operating cash flows during the growth phase of the business.

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Due to the outbreak of COVID-19, almost all major sports events and leagues were postponed or put-on hold, for the period from April 2020 through June 2020. The cancelation of major sports events had a significant short-term negative effect on betting activity globally. As a result, iGaming and event operators faced major short-term losses in betting volumes. Online casino operations have generally continued as normal without any noticeable disruption due to the COVID-19 outbreak. The virus’s expected effect on online casino activity globally is expected to be overall positive or neutral.

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

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Cash

Cash includes cash on hand. Cash equivalents consist of highly liquid debt instruments purchased with an original maturity of three months or less. As of March 31, 2021 and June 30, 2020 the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy cash amounts available to users. At March 31, 2021, restricted cash includes amounts due to users of $1.5 million as required by the Malta Gaming Authority and $1.9 million representing 90% of liabilities to customers in other jurisdictions.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esport event and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. At March 31, 2021, the allowance for credit losses was not significant to the unaudited condensed consolidated financial statements of the Company.

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. These arise due to the timing differences between a user’s deposit and the receipt of the payment into the Company’s bank accounts.

Equipment

Equipment is stated at cost less accumulated depreciation. The Company capitalizes the direct cost of equipment as well as expenditures related to improvements and betterments that add to the productive capacity or useful life of the equipment. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset. The estimated useful life of equipment by asset class follows:

Furniture and equipment	5 years
Computer equipment	3 years

The estimated useful life and residual value of equipment are reviewed and adjusted, if appropriate, at the end of each reporting period. The costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized as a gain or loss on sale or disposition of assets in the unaudited condensed consolidated statement of operations.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company records the assets acquired, liabilities assumed and acquisition-related contingent consideration at fair value on the date of acquisition. The difference between the purchase price, including any contingent consideration, and the fair value of net assets acquired is recorded as goodwill. The Company may adjust the preliminary purchase price and purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances that impact the determination of fair value at the acquisition date. Any change in fair value of acquisition-related contingent consideration resulting from events after the acquisition date is recognized in earnings. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized, but subject to impairment tests each fiscal year, or more often when events or circumstances indicate that the carrying amount of goodwill may not be recoverable. The Company’s impairment test utilizes the two-step approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The recoverability of goodwill is performed at the entity level as the Company operates as one reportable segment and one reporting unit. In order to approximate the fair value of the reporting unit for purposes of testing recoverability, we use the total market capitalization of the Company, a market approach, which is then compared to the total book value of the Company. In the event the Company’s fair value has decreased below book value, the Company will compare the estimated fair value of goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, the Company will recognize the difference as an impairment loss in operating income. There has been no impairment of goodwill during each of the three and nine month periods presented in the unaudited condensed consolidated statements of operations and comprehensive loss.

Intangible assets

Intangible assets with determinable lives consist of player relationships, developed software, tradename and gaming licenses. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives of 5 years for player relationships and developed software, 10 years for tradename and 2 years for gaming licenses. The Company also capitalizes internal-use software costs such as external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life-cycle are expensed as incurred.

Impairment of Long-Lived Assets

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future revenues and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. The Company recorded an impairment of intangible assets of $67,132 during the nine months ended March 31, 2020. There was no impairment of long-lived assets identified for the three and nine months ended March 31, 2021.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liabilities to Customers

The Company records liabilities to customers, also referred to as player liabilities, for the amounts that may be withdrawn by a player at a given time. The player liabilities include player deposits, bonuses or incentive awards and user winnings less withdrawals, tax withholdings and player losses.

Jackpot Provision

The jackpot provision liability is an estimate of the amount due to players for jackpot winnings. The jackpot liability is accrued monthly based on an estimate of the jackpot amount available for winning. The jackpot increases with each bet on a jackpot eligible igaming casino machine and a portion of each losing bet is allocated towards the funding of the jackpot amount. Jackpots are programmed to be paid out randomly across certain casino brands. When a player wins a jackpot, the amount of the jackpot is reset to a defined amount that varies across eligible igaming casino machines. Participating igaming casino machines of the Company pool into the same jackpot and therefore the winning of a jackpot affects other players on the network of participating igaming casino machines. Jackpot winnings reduce revenue at the time the entity has the obligation to pay the jackpot, which occurs when the jackpot is won by the player.

Leases

The Company has entered into leases for office space beginning in fiscal 2021 as a result of its acquisitions of Argyll and Lucky Dino (Note 3) resulting in the recognition of an operating lease right-of-use asset and operating lease liability on the date of acquisition. The Company measures the ROU assets and liabilities based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the unaudited condensed consolidated statements of operations and comprehensive loss. Operating lease expenses related to variable lease payments are recognized as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months (“short-term leases”) are not recognized on the unaudited condensed consolidated balance sheets. The rent expense for short-term leases is recognized on a straight-line basis over the lease term and included in general and administrative expense on the unaudited condensed consolidated statements of operations and comprehensive loss.

The accounting for leases requires management to exercise judgment and make estimates in determining the applicable discount rate, lease term and payments due under a lease. If a lease does not provide an implicit rate, the Company uses the incremental borrowing rate to determine the present value of future lease payments. The lease term includes the non-cancellable period of the lease plus any additional periods covered by either an option to extend (or not terminate) that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) a lease controlled by the lessor. Lease payments are generally comprised of fixed payments.

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

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company accounts for uncertainty in income taxes recognized in the unaudited condensed consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the unaudited condensed consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

Derivative Instruments

The Company evaluates its convertible notes and warrants to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Fair Value Measurements

Fair value is defined as the price that would be received for an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The following summarizes the three levels of inputs required to measure fair value, of which the first two are considered observable and the third is considered unobservable:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, as well as derivative financial instruments and warrant liabilities to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, loans receivable, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss attributable to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding for the three and nine months ended March 31, 2021 and 2020 because their inclusion would have been antidilutive.

	As of March 31,
	2021	2020
Common stock options	481,676	51,941
Common stock warrants	1,415,991	414,549
Convertible notes	—	447,889
Contingently issuable shares	—	2,667
Total	1,897,667	917,046

Comprehensive Loss

Comprehensive loss consists of the net loss for the period and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the period is included in the unaudited condensed consolidated statements of comprehensive loss.

Foreign Currency Translation

The functional currencies of the Company include the U.S. dollar, British Pound and Euro. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The Company recorded a foreign exchange transaction loss for the three and nine months ended March 31, 2021 of $165,272 and $268,285. The Company recorded foreign exchange transaction income for the three months ended March 31, 2020 of $33 and a foreign exchange transaction loss of $1,544 for the nine months ended March 31, 2020.

Stock-based Compensation

The Company periodically issues stock-based compensation to employees, directors, contractors and consultants for services rendered. Stock-based compensation granted to employees and non-employee directors includes grants of restricted stock and employee stock options that are measured and recognized based on their fair values determined on the grant date. The award of restricted stock and stock options, which are generally time vested, are measured at the grant date fair value and charged to earnings on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award, and is expensed on a straight-line basis over the requisite service period (the vesting period of the award).

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Sales and Marketing

Sales and marketing expenses are comprised primarily of advertising costs that include online search advertising and placement, including advertising with affiliates for the online betting and casino operations, as well as other promotional expenses paid to third parties, including expenses related to sponsorship agreements.

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “iGaming” revenue), as well from the provision of esports event and team management services. The Company recognizes revenue in accordance with Topic 606 – Revenue from Contracts with Customers (“Topic 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

Revenue generating activities of the Company are subject to value added tax (“VAT”) in most jurisdictions in which the Company operates. Revenue is presented net of VAT in the unaudited condensed consolidated statements of operations and comprehensive loss. VAT receivables and VAT payables are included in Other receivables and Accounts payable and accrued expenses, respectively on the unaudited condensed consolidated balance sheets. Sales to customers do not have significant financing components or payment terms greater than 12 months.

iGaming Revenue

iGaming revenue is derived from the placement of bets by end-users, also referred to as customers, through online gaming sites. The transaction price in an iGaming contract, or Net Gaming Revenue (“NGR”), is the difference between gaming wins and losses, as further reduced by any nondiscretionary incentives awarded to the customer. Gaming transactions involve four performance obligations, namely the settlement of each individual bet, the honoring of discretionary incentives available to the customer through loyalty reward programs, the award of free spin and deposit match bonuses, and the winning of a casino jackpot. The total amount wagered by a customer is commonly referred to as the win or Gross Gaming Revenue (“GGR”). The GGR is allocated to each performance obligation using the relative standalone selling price (“SSP”) determined for iGaming contracts.

Revenue recognition for individual wagers is recognized when the gaming occurs, as such gaming activities are settled immediately. The revenue allocated to incentives, such as loyalty points offered through a rewards program, is deferred and recognized as revenue when the loyalty points are redeemed. Revenue allocated to free spins and deposit matches, referred to as bonuses, are recognized at the time that they are wagered. The revenue for jackpot games is recognized when the jackpot is won by the customer. The Company applies a practical expedient by accounting for its performance obligations on a portfolio basis as iGaming contracts have similar characteristics. The Company expects the application of the revenue recognition guidance to a portfolio of iGaming contracts will not materially differ from the application of the revenue recognition guidance on an individual contract basis.

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third party igaming expenses within costs of revenue in the unaudited condensed consolidated statement of operations and comprehensive loss.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Esport Event Management and Team Services

The Company derives revenue from esports event management and team services. Esport event management services support the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live or online. The revenue generated from esport event management services is generally earned on a fixed fee basis per event. The esports team services offering of the Company include recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

Esports event management and team services revenues are recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognizes revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services is recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services is recorded as deferred revenue on the unaudited condensed consolidated balance sheets. The Company may also enter into profit sharing arrangements determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements is recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contact may further require the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company does not recognize revenue from the processing of payments until the conclusion of the event or tournament.

The Company evaluates the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third-party contractors, the Company acts as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company has determined it acts in the role of an agent to the customer as the event creator. The Company has also determined it acts as an agent when it collects a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

Contract Liabilities

Liabilities to customers include both player liabilities, consisting of a free spin bonus and a deposit match bonus, and the player reward liabilities. The free spin bonus provides the user the opportunity to a free play, or otherwise spin, on an igaming casino slot machine without withdrawing a bet amount from the player’s account. The deposit match bonus matches a player’s deposit up to a certain specified percentage or amount. These bonuses represent consideration payable to a customer and therefore are treated as a reduction of the transaction price in determining NGR. The Company also offers non-discretionary loyalty rewards points to customers that can be redeemed for free play or cash. The Company allocates revenue from wagers to loyalty points rewards earned by users, thereby deferring a portion of revenue from users that participate in a loyalty reward program. The amount of revenue deferred related to loyalty points available to users is based on the estimated fair value of the loyalty point incentive available to the user. The Company also separately records deferred revenue related to payments received in advance of performance under an event management or team services contract.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance in the first quarter of its fiscal 2021. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning after December 15, 2022 and aligns with the effective date of ASU 2016-13. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Business Acquisitions

Acquisition of EGL

On January 21, 2021, the Company acquired all the issued and outstanding share capital of EGL for total preliminary purchase consideration of $2,975,219. The total purchase consideration included $481,386 of cash paid at closing, (net cash paid being $477,350 after adjustment for cash acquired of $4,036), and the issuance of 292,511 shares of common stock with a fair value of $2,193,833 as determined using the closing share price on the date of acquisition. The purchase consideration also included a preliminary estimate of $300,000 for contingent consideration (“Holdback Consideration”) that is calculated by the Company based on the progress of EGL towards the achievement of certain revenue targets by May 16, 2021. The Holdback Consideration is payable in cash of up to a maximum of approximately $725,000 (equivalent to approximately £530,000 of purchase consideration using exchange rates at the acquisition date) and common stock of up to a maximum of approximately $2,200,000 (equivalent to approximately £1,590,000 of purchase consideration using exchange rates at the acquisition date) using a volume weighted share price determined at the date of acquisition. The Holdback Consideration is due to be settled within 5 business days following May 16, 2021. At May 17, 2021, the Company had not concluded the Holdback Consideration amount payable in cash or shares. This considers that the computation of progress towards the achievement of revenue target through May 16, 2021 has not been completed at May 17, 2021 and an amount of Holdback Consideration has not been approved for payment.

The Company may also pay an additional $2,750,000 (equivalent to approximately £2,000,000 of purchase price using exchange rates at the acquisition date) in contingent earnout consideration (“Earnout Consideration”) if EGL is to achieve an earnings benchmark on the 18 month anniversary of the closing date. On the date of acquisition, the Company determined that the likelihood of a payout of the Earnout Consideration was remote and therefore did not assign a value to the Earnout Consideration on the date of acquisition. This considers the Earnout Consideration benchmark increases during the earnout period for amounts invested by the Company in the operations of EGL. The Earnout Consideration benchmark also increases relative to the appreciation in the share consideration that was issued by the Company for the acquisition of EGL.

A summary of the preliminary purchase consideration pending the final determination of the fair value of the Holdback Consideration follows:

Cash paid at closing	$481,386
Share consideration issued at closing	2,193,833
Holdback Consideration	300,000
Total purchase price consideration	$2,975,219

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed follows:

Cash	$4,036
Accounts receivable	141,030
Other receivables	32,923
Equipment	11,274
Intangible assets	1,371,789
Goodwill	1,951,233
Other non-current assets	5,382
Accounts payable and accrued expenses	(118,157)
Deferred revenue	(95,062)
Deferred income tax liability	(260,640)
Notes payable	(68,589)
Total purchase consideration	$2,975,219

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$411,537
Developed technology	5	823,073
Customer relationships	5	137,179
Total		$1,371,789

The results of operations of EGL are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended March 31, 2021 since the date of acquisition. The goodwill recorded in the EGL acquisition is not deductible for tax purposes. Transaction related expenses were $10,531 for the three and nine months ended March 31, 2021 are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Acquisition of Lucky Dino

On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming casino operations of Lucky Dino for cash paid at closing €25,000,000 ($30,133,725 using exchange rates in effect at the acquisition date), or with net cash paid being €24,001,795 ($28,930,540 using exchange rates in effect at the acquisition date) after adjustment for cash acquired of €998,205 ($1,203,185 using exchange rates in effect at the acquisition date). The acquisition of Lucky Dino was funded with available cash on hand. The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed follows:

Restricted cash	$1,203,185
Other receivables	131,111
Equipment	13,765
Intangible assets	19,037,840
Operating lease right-of-use asset	371,898
Goodwill	10,641,217
Accounts payable and accrued expenses	(319,149)
Liabilities to customers	(574,244)
Operating lease liability	(371,898)
Total purchase price consideration	$30,133,725

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$2,100,000
Gaming licenses	2	700,000
Developed technology	5	5,500,000
Player relationships	5	10,700,000
Total		$19,000,000

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The results of operations of Lucky Dino are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended March 31, 2021 since the date of acquisition. The goodwill recorded in the Lucky Dino acquisition is deductible for tax purposes. Transaction related expenses were $1,216,332 for the three and nine months ended March 31, 2021 and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Acquisition of Argyll

On July 31, 2020, the Company acquired Argyll, an online casino and sportsbook operator for total preliminary purchase consideration $7,802,576. The preliminary purchase consideration includes $1,250,000 in cash comprised of a cash deposit of $500,000 that was previously recorded at June 30, 2020, as well as cash paid at closing of $750,000 (net cash paid being $728,926 after adjustment for cash acquired of $21,074). The purchase consideration also includes the issuance of 650,000 shares of common stock with a fair value of $3,802,500 and the issuance of warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share during a term of three years.

A summary of the preliminary purchase consideration follows pending a final determination of fair value for warrants issued on the date of acquisition:

Cash paid	$1,250,000
Share consideration issued at closing	3,802,500
Estimated fair value of warrants issued at closing	2,750,076
Total purchase price consideration	$7,802,576

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed follows:

Cash	$21,074
Receivables reserved for users	27,777
Other receivables	605,898
Prepaid expenses and other current assets	413,441
Equipment	70,712
Operating lease right-of-use asset	373,016
Intangible assets	7,333,536
Goodwill	4,260,418
Other non-current assets	1,130,034
Accounts payable and accrued expenses	(2,735,109)
Liabilities to customers	(1,737,106)
Deferred income tax liability	(1,393,372)
Operating lease liability	(240,353)
Notes payable	(327,390)
Total purchase consideration	$7,802,576

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$1,440,516
Gaming licenses	2	916,692
Developed technology	5	2,226,252
Player relationships	5	2,750,076
Total		$7,333,536

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The results of operations of Argyll are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended March 31, 2021 since the date of acquisition. During the three months ended March 31, 2021, the Company recorded a measurement period adjustment to reduce the preliminary purchase consideration by $2,738,095 as the Company updated the fair value of the warrants issued using a Monte Carlo simulation. The Company also recorded a measurement period adjusted to update the preliminary purchase price allocation based on a revision to the allocation of fair value to identifiable intangible assets. The goodwill is not deductible for tax purposes. Transaction related expenses were $77,113 for the nine months ended March 31, 2021 and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Acquisition of Flip

On September 3, 2020 the Company acquired the software development operations of Flip Sports Limited (“FLIP”) for cash of $100,000, share consideration of $411,817 resulting from the issuance 93,808 shares of common stock by the Company at the share price on the date of acquisition, and contingent share consideration payable based on the retention of certain key FLIP employees and having an estimated fair value of $500,000 on the date of acquisition. The contingent share consideration was settled on March 3, 2021 through the issuance of 93,808 shares of common stock have a market value on the date of settlement of $1,805,804, resulting in the recognition of $1,305,804 as the change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended March 31, 2021.

A summary of the purchase consideration follows:

Cash	$100,000
Share consideration issued at closing	411,817
Contingent share consideration	500,000
Total purchase price consideration	$1,011,817

The preliminary allocation of purchase consideration to the assets acquired follows:

Developed software	$550,000
Goodwill	461,817
Total purchase price consideration	$1,011,817

The developed software was determined to have an estimated useful life of 5 years. During the three months ended March 31, 2021, the Company recorded a measurement period adjustment of $88,183 to reduce the amount of goodwill due to a decrease in the fair value of the purchase share consideration issued at closing. The following table summarizes the change in fair value of the FLIP contingent share consideration that was settled by the Company through the issuance of common stock:

Fair value of contingent share consideration at September 3, 2020	$500,000
Change in fair value contingent consideration	1,305,804
Stock issued settlement of contingent share consideration (March 3, 2021)	(1,805,804)
Fair value of contingent share consideration at March 31, 2021	$—

The results of operations of FLIP are included in the unaudited condensed consolidated financial statements of the Company for the three and nine months ended March 31, 2021 since the date of acquisition. The goodwill recorded in the FLIP acquisition is deductible for tax purposes. Transaction related expenses for FLIP were not material to the unaudited condensed consolidated statement of operations.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pro Forma Operating Results

The following table summarizes unaudited pro forma results of operations for the nine months ended March 31, 2021 and 2020 as if the Argyll, Lucky Dino, and EGL have been acquired on July 1, 2019. The unaudited pro forma results of FLIP were excluded due to immateriality. The unaudited pro forma results of operations for the nine months ended March 31, 2021 and 2020 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2019 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below.

	Pro Forma (Unaudited) for the nine months ended March 31,
	2021	2020
Net revenue	$23,239,740	$25,844,063
Net loss	$(20,690,992)	$(12,576,014)
Net loss per common share, basic and diluted	$(1.03)	$(1.41)

The unaudited pro forma operating results of operations for the nine months ended March 31, 2021 and 2020 include amortization of intangibles, depreciation of equipment and cash proceeds made available through the issuance of equity to facilitate the acquisitions.

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets follow:

	March 31, 2021	June 30, 2020
Prepaid marketing costs	$519,480	$—
Prepaid insurance	9,973	159,941
Prepaid equity	—	100,000
Other prepaid operating costs	244,782	3,404
Prepaid expenses and other current assets	$774,235	$263,345

Note 5 – Equipment

The components of equipment follow:

	March 31, 2021	June 30, 2020
Computer equipment	$75,859	$14,450
Furniture and equipment	93,780	20,241
	169,639	34,691
Accumulated depreciation	(88,735)	(26,650)
Equipment, net	$80,904	$8,041

During the nine months ended March 31, 2021 and 2020, the Company recorded total depreciation expense of $51,582 and $6,419, respectively.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill follows:

Nine months ended March 31, 2021
Balance of goodwill, beginning of year	$—
Acquisitions	17,314,685
Foreign currency translation	(322,486)
Balance of goodwill, end of period	$16,992,199

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the changes in the balance of intangible assets for the nine months ended March 31, 2021 follows:

	June 30, 2020	Additions	Amortization	Currency Translation	March 31, 2021
Tradename	$—	$3,952,053	$(128,833)	$77,668	$3,900,888
Gaming licenses	—	1,616,692	(350,842)	49,425	1,315,275
Player interface	—	2,226,252	(312,838)	120,033	2,033,447
Developed technology and software	—	6,873,073	(205,213)	—	6,667,860
Customer and player relationships	—	13,587,255	(569,449)	148,275	13,166,081
Internal-use software	2,000	732,560	(8,082)	—	726,478
Total	$2,000	$28,987,885	$(1,575,257)	$395,401	$27,810,029

During the three months ended March 31, 2021 and 2020, the Company recorded amortization expense for its intangible assets of $852,969 and $500, respectively. During the nine months ended March 31, 2021 and 2020, the Company recorded amortization expense for its intangible assets of $1,540,905 and $11,595, respectively.

Note 7 – Loans Receivable

On September 22, 2020, the Company entered into two credit facility agreements, (referred to herein as the “First Advances”), with Helix and ggCircuit (the “Borrowers”) totaling $1,000,000. On January 26, 2021, the Company entered into two additional credit facility agreements with the Borrowers for $1,000,000, (referred to herein as the “Second Advances”) resulting in total borrowings of $2,000,000 under credit facility agreements. The credit facilities are non-interest bearing loans that were initiated to provide additional funding to the Borrowers until the closing of the Helix and ggCircuit acquisitions. Under the terms of the First Advances, the amount advanced is credited towards the purchase consideration of the Helix and ggCircuit acquisitions should the acquisitions close on or prior to May 14, 2021. If these acquisitions do not close by May 14, 2021, and a party chooses to terminate for this reason, the Company may recover only 50% of the First Advances. The Second Advances include terms that are similar to the First Advances except that the Company is required to forgive 40% of the Second Advances should the acquisition not close by April 30, 2021. If the acquisition closes after May 14, 2021, the Company may receive a credit towards the purchase consideration equal to 50% of the Second Advances. If the acquisition is terminated, the Company shall receive a repayment equal to 50% of the Second Advances. The acquisition of Helix and ggCircuit did not close by May 14, 2021, and therefore the Company has forgiven 50% of the Second Advances, or $500,000 as a transaction expense as of such date. The remaining amounts due under the First Advances and Second Advances remain recoverable either through a reduction of the purchase price upon closing of the acquisitions or through a repayment by the Borrowers.

Note 8 – Other Receivables

The components of other receivables follows:

	March 31, 2021	June 30, 2020
Marketing receivables from revenue partners	$482,882	$—
Receivable from revenue sharing arrangement	295,230	—
Other	142,003	—
Other receivables	$920,115	$—

Note 9 – Other Non-Current Assets

The components of other non-current assets follows:

	March 31, 2021	June 30, 2020
Deposit for gaming duties	$755,501	$—
iGaming deposits with service providers	438,128	—
Rent deposit	91,257	6,833
Other	5,467	—
Other non-current assets	$1,290,353	$6,833

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10 – Related Party Transactions

The Company entered into the following transactions with officers and directors:

The Company currently reimburses the Chief Executive Officer for office rent and related expenses. During the three and nine months ended March 31, 2021, the Company incurred charges of $1,200 and $2,400, respectively from the Chief Executive Officer. As of March 31, 2021, there were no amounts payable to the Chief Executive Officer for rent or corporate related expenses. At June 30, 2020, there was $21,658 payable to the Chief Executive Officer for rent and corporate related expenses.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. During the three and nine months ended March 31, 2021, the Company expensed approximately $22,770 and $91,247, respectively, in accordance with these agreements.

The Company has retained legal and corporate secretarial services from a member of Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The legal consultancy agreement requires payments of £18,000 per month (approximately $25,000) to the law firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Legal Counsel and Company Secretary.

Note 11 – Leases

The operating lease expense for the nine months ended March 31, 2021 was $97,671. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements. The following includes additional operating lease disclosure information for the operating lease:

For the three months ended March 31, 2021
ROU assets obtained in exchange for lease liabilities	$626,935
Weighted average remaining useful life (years)	4.36
Weighted average discount rate	5%

The future minimum lease payments under the operating lease at March 31, 2021 follows:

Fiscal 2021	$92,446
Fiscal 2022	185,051
Fiscal 2023	68,811
Fiscal 2024	71,493
Fiscal 2025	74,282
Thereafter	136,750
Total lease payments	628,833
Less: imputed interest	65,903
Present value of lease liabilities	$562,930

The unaudited condensed consolidated balance sheet location of assets and liabilities related to operating leases follow:

Operating lease liability – current (current liability)	$240,725
Operating lease liability (non-current liability)	$322,205

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Notes Payable

The Company assumed a sterling term loan facility from HSBC with a limit of £250,000 (approximately $340,000) in connection with its acquisition of Argyll (Note 3). The loan allowed for a drawdown period of up to 60 days following the loan acceptance date and Argyll had elected to borrow the total amount available under the loan facility. The notes payable has a term of 3 years, bears interest at 3.49% per annum over the Bank of England base rate and is secured by the assets and equity of Argyll. The principal and interest payments on the notes payable do not begin until the thirteenth month following the initial borrowing date, or May 2021. The notes payable balance for this loan facility was $345,039 at March 31, 2021.

The Company assumed a £50,000 sterling term loan facility in connection with the acquisition of EGL (Note 3). The loan allowed for a drawdown period of up to 60 days following the loan acceptance date and EGL had elected to borrow the total amount available under the loan facility. The Company repaid the principal amount of £50,000 of this sterling term loan facility (equivalent to $69,257) on March 31, 2021. The loan did not accrue interest at the time of the repayment.

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) in order to obtain certain sponsorship-related rights, benefits, and opportunities with respect to the Team. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in common stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement with the Team that included cash payments totaling $2,545,000 and issuance of common stock equal to $825,0000 during the term of the agreement ending January 31, 2023. During the three and nine-month period ended March 31, 2021, the Company has recorded $334,031 and $879,615 in sales and marketing expense related to the amended and restated sponsorship agreement, and has further recorded a liability of $30,453 in accounts payable and accrued expenses related to its financial obligations under the amended and restated sponsorship agreement. As of March 31, 2021, the commitments under this agreement are estimated at approximately $812,500 for the remainder of calendar year ended December 31, 2021 and $1,500,000 for the calendar year ended December 2022. The Company had previously issued 33,333 shares of common stock to the Team under the agreement valued at $21,000 and has further issued 31,198 shares for $187,500 under the amended and restated agreement in April 2021.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and betting services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. On the skin launch date (the “Launch Date”), which is expected to occur during the fiscal year ending June 30, 2021, the Company will pay the operator $1,500,000 and issue 50,000 shares of common stock. On each one-year anniversary of the Launch Date, the Company will pay an additional $1,250,000 and issue 10,000 shares of common stock. The agreement has a term of term of ten years that will commence on the Launch Date.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. At March 31, 2021, the commitments under these agreements are estimated at $1,072,500 for the remainder of calendar year ended December 31, 2021, $1,298,625 for the calendar year ended December 31, 2022, $1,351,681 for the calendar year ended December 31, 2023, $891,334 for calendar year ended December 31, 2024 and $923,511 for the calendar year ended December 31, 2025.

Helix Holdings, LLC Purchase Agreement

On January 22, 2021, the Company entered into an equity purchase agreement (the “Helix Purchase Agreement”), by and among the Company, Helix and the equity holders of Helix (the “Helix Equity Holders”), whereby the Company can acquire from the Helix Equity Holders all of the issued and outstanding membership units of Helix (the “Helix Units”), making Helix a wholly owned subsidiary of the Company. As consideration for the Helix Units, the Company agreed to pay the Helix Equity Holders $17,000,000 (the “Helix Purchase Price”), to be paid fifty percent (50%) in shares of common stock of the Company, par value $0.001 per share (the “Common Stock”) (the “Helix Share Consideration”), and fifty percent (50%) in cash (the “Helix Cash Consideration”). The per share price of the Common Stock issuable as Helix Share Consideration shall be the Closing Base Price minus the Discount. “Closing Base Price” means the volume weighted average price (“VWAP”) of the Common Stock during the thirty (30) trading days immediately preceding the date of the closing under the Helix Purchase Agreement (the “Closing”). “Discount” equals the greater of (A) and (B) minus the lesser of (A) and (B) multiplied by 0.25 where (A) is the VWAP of the common stock during the thirty (30) trading days immediately preceding October 26, 2020 (which was $4.54 per share) multiplied by 1.25 (which is $5.675); and (B) is the Closing Base Price.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Closing under the Helix Purchase Agreement is subject to the simultaneous closing under an equity purchase agreement (the “GGC Purchase Agreement”) among the Company, ggCircuit LLC, an Indiana limited liability company (“GGC”) and the equity holders of GGC (the “GGC Equity Holders”), the principal terms of which are described below. The Closing is also subject to (i) the completion of an opinion (the “Fairness Opinion”) respecting the fairness of the consideration to be paid by the Company and received by the Helix Equity Holders and the GGC Equity Holders pursuant to the Helix Purchase Agreement and the GGC Purchase Agreement from a financial point of view; and (ii) an audit, as of and for the two years ending December 31, 2019, and a financial review, for the nine month periods ended September 30, 2020 and 2019, of Helix and affiliated entities.

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

In connection with the negotiation of the Helix Purchase Agreement, the Company advanced an aggregate of $400,000 to Helix during 2020 and 2021 in the form of loans (the “Helix Loans”). Upon execution of the Helix Purchase Agreement, the Company paid Helix an additional $400,000 to be used for operating expenses pending the Closing (the “Operating Expense Payments”). If the Closing takes place on or prior to May 14, 2021, the Company will receive a full credit against the Helix Purchase Price for the Helix Loans and if the Closing takes place prior to April 30, 2021 the Company will receive a full credit against the Helix Purchase Price for the Operating Expense Payments. If Closing takes place after April 30, 2021, but on or prior to May 14, 2021, the Company shall receive a credit against the Helix Purchase Price for 60% of the Operating Expense Payments. If the transaction does not close, depending on the reason, a portion of the Helix Loans and the Operating Expense Payments may be forgiven. The Helix Purchase Agreement contains customary representations, warranties, covenants, indemnification and other terms for transactions of a similar nature.

The acquisition of Helix did not close by May 14, 2021, and therefore the Company has forgiven $200,000 of the Operating Expense Payments made to Helix. The remaining amounts due under the Helix Loans remain recoverable either through a reduction of the purchase price upon closing of the acquisition or through a repayment. See also Note 7 for discussion of the amounts advanced to Helix in connection with the Helix Loans.

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

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Closing under the GGC Purchase Agreement is subject to the simultaneous closing under the Helix Purchase Agreement. The Closing is also subject to (i) the completion of the Fairness Opinion; and (ii) an audit, as of and for the two years ending December 31, 2019, and a financial review, for the nine month periods ended September 30, 2020 and 2019, of GGC and affiliated entities.

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

The acquisition of ggCircuit did not close by May 14, 2021, and therefore the Company has forgiven $300,000 of the Operating Expense Payments made to ggCircuit. The remaining amounts due under the GGC Loans remain recoverable either through a reduction of the purchase price upon closing of the acquisition or through a repayment. See also Note 7 for discussion of the amounts advanced to ggCircuit in connection with the GGC Loans.

Contingencies

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s common stock as compensation for their acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead Securities, LLC $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. At March 31, 2021, the Company has recorded a liability for the amount awarded in arbitration in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The Company has recorded a liability for the amount of the settlement in accounts payable and accrued expenses at March 31, 2021. The amount of the settlement was not material to the unaudited condensed consolidated financial statements of the Company.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14 – Revenue Recognition

The Company commenced revenue generating operations on July 31, 2020 with the acquisition of Argyll (Note 3) and did not record revenue during the three and nine months ended March 31, 2020. A disaggregation of revenue for the three and nine months ended March 31, 2021 follows:

	For the three months ended March 31, 2021	For the nine months ended March 31, 2021
Online betting and casino revenues	$5,225,053	$7,650,840
Other services	173,655	332,453
Total	$5,398,708	$7,983,293

The following table presents disaggregated revenue by geographical area for the three and nine months ended March 31, 2021:

	For the three months ended March 31, 2021	For the nine months ended March 31, 2021
United States	$124,059	$280,974
International	5,274,649	7,702,319
Total	$5,398,708	$7,983,293

Note 15 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued and outstanding at March 31, 2021 and June 30, 2020.

Common Stock

The following is a summary of common stock issuances for the nine months ended March 31, 2021:

●	On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a price of $15.00 per Share. The offering was consummated on February 16, 2021, at which time the Company received net proceeds of $27,340,000.

●	During the nine months ended March 31, 2021, the Company issued 650,000 shares of common stock as a component of the purchase consideration for Argyll. The Company recorded the issuance of these shares at fair value in the amount of $3,802,500 (see Note 3).

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	During the nine months ended March 31, 2021, the Company issued a total of 187,616 shares of common stock as a component of the purchase consideration for FLIP, inclusive of share consideration paid to settle a portion of the purchase consideration that was recorded as a contingent liability. The Company recorded the issuances of these shares at a total fair value of $2,217,621, which includes the initial issuance of 93,808 shares of common stock at a fair value of $411,817 on September 3, 2020, and the subsequent issuance of 93,808 shares of common stock on March 3, 2021 at a fair value of $1,805,804 in settlement of contingent purchase consideration (see Note 3).

●	During the nine months ended March 31, 2021, the Company issued 292,511 shares of common stock as a component of the purchase consideration for EGL. The Company recorded the issuance of these shares at fair value in the amount of $2,193,833 (see Note 3).

●	During the nine months ended March 31, 2021, the Company issued 4,274,393 shares of common stock for the exercise of options and warrants with a weighted average exercise price of $5.85 per share or $24,986,582 in the aggregate.

●	During the nine months ended March 31, 2021, the Company issued 1,000,000 shares of common stock in connection with the exercise of warrants that were included as a component of the purchase consideration paid for Argyll (Note 3). The warrants entitled the holder to purchase one share of common stock at $8.00 per share. The Company recorded the issuance of these shares at the settlement date fair value of $15,480,000 comprised of $8,000,000 of cash received from the exercise, and non-cash settlement of the warrant liability totaling $7,480,00. The warrant liability established on the date of acquisition of Argyll was $2,750,076 and subsequently increased to the settlement date fair value by recording a charge of $4,729,924 in the statement of operations for the nine months ended March 31, 2021.

●	During the nine months ended March 31, 2021, the Company issued 528,997 shares of its common stock for services rendered with a weighted average fair value of $6.22 per share or $3,290,570 in the aggregate.

The following is a summary of common stock issuances for the nine months ended March 31, 2020:

●	On January 17, 2020 the Company entered into Exchange Agreements with eighteen of its investors whereby the investors agreed to exchange warrants to purchase an aggregate of 288,722 shares of common stock for 288,722 shares of the Company’s common stock (the “Warrant Exchange”). The Company recorded $1,894,418 as a gain on Warrant Exchange which represents the difference in the fair value of the exchanged warrants in the amount of $3,583,442 and the fair value of the common stock issued in the amount of $1,689,024. The Exchange Agreements were entered into in order to extinguish the derivative liability associated with the warrants.

●	On October 8, 2019, the Company issued 41,779 shares of its common stock upon the exercise of 79,444 warrants in a cashless exercise.

●	On October 9, 2019, the Company issued 11,248 shares of its common stock upon the exercise of 21,389 warrants in a cashless exercise.

●	During the nine months ended March 31, 2020, the Company issued 53,028 shares of its common stock in a cashless exercise of warrants.

●	During the nine months ended March 31, 2020, the Company issued 44,445 shares of common stock for the exercise of warrants with a weighted average exercise price of $2.25 per share or $100,000 in the aggregate.

●	During the nine months ended March 31, 2020, the Company issued 8,889 shares of its common stock for services rendered with a weighted average fair value of $6.52 per share or $58,000 in the aggregate.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	During the nine months ended March 31, 2020, the Company issued 16,667 shares of common stock related to a consulting agreement dated June 4, 2019. The Company recorded these shares at fair value in the amount of $200,000.

●	During the nine months ended March 31, 2020, the Company issued 5,435 shares of its common stock upon entering waiver agreements. In consideration for the investors entrance into the waiver agreements, the Company issued to each investor an additional warrant to purchase such number of shares of the Company’s Common Stock equal to 5% of the warrant shares initially issuable to such investor under the warrant issued to such investor in the November 13, 2018 offering, as amended. The additional warrant has an exercise price of $11.25 per share.

Common Stock Warrants

On April 16, 2020, the Company closed an offering, (“April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of common stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of common stock price at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option (“Over-allotment”) each entitling the holder to purchase one share of common stock at $0.01 per share. The Company raised net proceeds of $6,771,440 from the April 2020 Offering and additional proceeds of $823,759 from the Over-allotment. There were 1,242,056 and 38,561 Unit A Warrants and Unit B outstanding, respectively, at March 31, 2021.

In connection with the April 2020 offering the Company also issued 1,217,241 shares of common stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of common stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at March 31, 2021. The Unit B Conversion Warrants have been fully exercised for shares of common stock. The Company had also issued warrants to certain placement agents engaged in convertible debt offerings and private placements (“Placement Warrants”). The Company has issued a total of 69,667 Placement Warrants to purchase shares of one share of common stock $11.25 per share that remained outstanding at March 31, 2021.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding and Exercisable, June 30, 2020	5,276,592	$4.28
Warrants issued from Over-allotment	418,800	4.25
Warrants issued for acquisition of Argyll	1,000,000	8.00
Exercised	(5,271,060)	4.88
Expired or cancelled	(8,341)	4,25
Outstanding and Exercisable, March 31, 2021	1,415,991	$4.64	0.22	$14,678,888

Common Stock Options

On August 1, 2017, the Company adopted the 2017 Stock Incentive Plan (the “2017 Plan”) whereby incentive stock options issued to employees, officers, and directors of the Company shall not exceed 166,667 of which the purchase price of the stock options shall not be less than 100% of the fair value of the Company’s common stock and the period for exercising the stock options not to exceed 10 years from the date of grant. The option price per share with respect to each option shall be determined by the committee for non-qualified stock options. On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) which allows for 1,500,000 shares that may be awarded under the 2020 Plan. As of March 31, 2021, there were 604,654 shares stock options available for issuance.

Esports Entertainment Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2020	51,942	$10.50
Granted	436,400	$4.96
Exercised	(3,333)	$10.50
Cancelled	(3,333)	$10,50
Outstanding, March 31, 2021	481,676	$5.48

As of March 31, 2021, the weighted average remaining life of the options outstanding was 4.68 years. As of March 31, 2021, there were 147,376 stock options that were available for exercise.

Stock Based Compensation

During the three months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $743,527 and $118,475, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services. During the nine months ended March 31, 2021 and 2020, the Company recorded stock-based compensation expense of $3,055,118 and $448,434, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

The Company had previously recognized stock-based compensation expense of $927,855 during its year ended June 30, 2020 related to the issuance of 117,450 shares of common stock for services rendered, comprised of 1,333 shares granted to management, 16,966 shares granted to employees, and 99,151 shares granted to consultants. At June 30, 2020, the Company had recorded the fair value of these shares issued as liabilities to be settled in stock. During the first quarter of the Company’s fiscal year ended June 30, 2021, the Company settled the balance of the liabilities to be settled in stock through the issuance of common stock in a non-cash transaction.

As of March 31, 2021, unamortized stock compensation for stock options was $889,440 with a weighted-average recognition period of 0.81 years. The options granted during the nine months ended March 31, 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine Months Ended March 31, 2021
Expected term, in years	2.76
Expected volatility	132.6%
Risk-free interest rate	0.32%
Dividend yield	-
Grant date fair value	$3.41

Note 16– Subsequent Events

On May 6, 2021, the Company announced it had signed binding letter of intent (LOI) to acquire the esports content and media business of Holodeck for $2 million in cash and the issuance of 200,000 shares of common stock. The terms of the LOI also provide for the payment of an additional 50,000 shares should the operations of Holodeck achieve certain revenue targets during a two year period following date of acquisition.

Subsequent to March 31, 2021 and through May 14, 2021, the Company issued 120,521 shares pursuant to warrant exercises and received cash of approximately 0.5 million.

Subsequent to March 31, 2021 and through May 14, 2021, the Company issued 70,698 shares for services.

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

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of LHE Enterprises Limited, holding company for Argyll Entertainment (“Argyll”), Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”) and the operating assets and specified liabilities of liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited (“Lucky Dino”) took place after the fiscal year end, this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2020 fiscal year end and the Company’s historical business prior such acquisition. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is the competitive playing of video games by amateur and professional teams for cash prizes. Esports typically takes the form of organized, multiplayer video games that include real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of March 31, 2021, the three largest selling esports games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Strike: Global Offensive (a first-person shooter game). Other popular games include Smite, StarCraft II, Call of Duty¸ Heroes of the Storm, Hearthstone and Fortnite. Esports also includes games which can be played, primarily by amateurs, in multiplayer competitions on the Sony PlayStation, Microsoft Xbox and Nintendo Switch. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv, azubu.tv, ustream.tv and youtube.com.

Esports Entertainment Group is a diversified operator of esports, sports and igaming businesses with a global footprint. Our strategy is to build and acquire betting and related platforms in the businesses of igaming and sports betting, and lever them into the rapidly growing esports business. Our tag line is “Play, Watch, Bet’’. In esports, we are creating and assembling best-in-class technologies to generate profit from the various elements of esports competition and betting. We are primarily focused on three verticals, (i): esports entertainment, (ii) esports wagering, and (iii) iGaming and traditional sports betting. We believe focusing on these verticals positions the Company to take advantage of a trending and expanding marketplace in esports with the rise of competitive gaming as well as the legalization of online gambling in the United States.

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

Esports Wagering:

We intend to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Maltese Gaming Authority (MGA) license, we are able to accept wagers from residents of over 180 jurisdictions including Canada, Germany, New Zealand and South Africa, on our “Vie.bet” platform.

On August 20, 2020, it was announced that we entered into a multi-year partnership with Twin River Worldwide Holdings, Inc (NYSE: TRWH), now Bally’s Corporation (NYSE: BALY), to launch our proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey. We intend to have our platform, which was previously licensed in Curacao, live in the state during July 2021.

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

During the three months ended March 31, 2021, we have continued to pursue our growth strategy by acquiring EGL, a business-to-business centric provider of live and online events and tournaments where gamers can compete and engage with content relating to esports and video games. On March 1, 2021, we also acquired the operating assets and specified liabilities of liabilities that comprise the online gaming operations of Lucky Dino. Lucky Dino is licensed by the Malta Gaming Authority to operate online casinos under four brands, namely luckydino.com, casinojefe.com, kalevalakasino.com and olaspill.com.

The Company has also entered into agreements dated January 22, 2021 to acquire Helix Holdings, LLC (“Helix”) and ggCircuit. Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is the owner of Genji Analytics, an analytics platform and LANduel, a proprietary player-versus-player wagering platform. ggCircuit is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. The Company also signed a binding letter of intent to acquire the esports content and media business of Holodeck Ventures Inc. on May 6, 2021. These pending transactions align with the Company’s strategy of growing its business through the acquisition of a global ecosystem of esports, igaming and traditional sports betting assets.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

Revenue

Revenue for the three months ended March 31, 2021 totaled $5.4 million. There were no revenues recorded during the comparable three months ended March 31, 2020. The revenue for the three months ended March 31, 2021 is primarily attributable to the online betting and casino operations of Argyll and Lucky Dino that were acquired on July 31, 2020 and March 1, 2021, respectively.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2021 totaled $2.1 million. There was no cost of revenue recorded during the comparable three months ended March 31, 2020. The cost of revenue for the three months ended March 31, 2021 primarily includes the expenses incurred to operate the Argyll and Lucky Dino online betting and casino platforms. The costs of revenue include platform, game provider and payment service fees, sports betting data costs as well as expenses related to revenue sharing arrangements.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2021 totaled $2.4 million, an increase of $2.3 million over the $0.1 million recorded for the three months ended March 31, 2020. The increase was primarily attributable to marketing expenses incurred by the Argyll and Lucky Dino online betting and casino operations totaling $1.6 million during the three months ended March 31, 2021. The increase in sales and marketing also results from $0.7 million of expenses recognized for sponsorship agreements signed in fiscal 2021 that were not present in the comparable period of the prior year.

General and Administrative

General and administrative expense for the three months ended March 31, 2021 totaled $6.5 million, an increase of $6.0 million over the $0.5 million recorded for the three months ended March 31, 2020. The increase was primarily attributable to $3.1 million of general and administrative costs incurred by the recently acquired operations of Argyll, Lucky Dino and EGL. The general and administrative costs of the recent acquisitions primarily include payroll and benefit costs as well as amortization of acquisition-related intangible assets. The increase in general and administrative expense also results from increases in transaction related expenses of $1.4 million and share-based compensation of $0.6 million. The remaining increase in general and administrative costs is primarily the result from higher corporate and other professional fees which reflects an increase in integration related activities as well as compliance costs during the three months ended March 31, 2021.

Other Expense

Other expense for the three months ended March 31, 2021 totaled $6.8 million compared to total other expense of $5.8 million for the three months ended March 31, 2020, an increase of $1.0 million when comparing the three months ended March 31, 2021 and 2020. The increase was primarily attributable higher expenses recognized in three months ended March 31, 2020 related to unfavorable changes in fair value of derivative liabilities of $6.9 million and net amortization expense of $0.7 million related to convertible debt. These expenses were offset by a benefit recognized of $1.9 million related to a gain on warrant exchange. Other expense during the three months ended March 31, 2021 includes a charge of $5.4 million related to the settlement of a warrant liability recorded in connection with the acquisition of the Argyl through issuance of common stock. Other expense during the three months ended March 31, 2021 also includes a charge of $1.3 million to settle a contingent consideration liability established in connection with the acquisition of FLIP through the issuance of common stock.

Comparison of the nine months ended March 31, 2021 and 2020

Revenue

Revenue for the nine months ended March 31, 2021 totaled $8.0 million. There were no revenues recorded during the comparable nine months ended March 31, 2020. The revenue for the nine months ended March 31, 2021 is primarily attributable to the online betting and casino operations of Argyll and Lucky Dino that were acquired on July 31, 2020 and March 1, 2021, respectively.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2021 totaled $3.9 million. There was no cost of revenue recorded during the comparable nine months ended March 31, 2020. The cost of revenue for the nine months ended March 31, 2021 primarily includes the expenses incurred to operate the Argyll and Lucky Dino online betting and casino platforms. The costs of revenue include platform, game provider and payment service fees, sports betting data costs as well as expenses related to revenue sharing arrangements.

Sales and Marketing

Sales and marketing expense for the nine months ended March 31, 2021 totaled $4.9 million, an increase of $4.7 million over the $0.2 million recorded for the nine months ended March 31, 2020. The increase was primarily attributable to marketing expenses incurred by the Argyll and Lucky Dino online betting and casino operations totaling $3.3 million during the three months ended March 31, 2021. The increase in sales and marketing also results from $1.4 million of expenses recognized for sponsorship agreements signed in fiscal 2021 that were not present in the comparable period of the prior year.

General and Administrative

General and administrative expense for the nine months ended March 31, 2021 totaled $14.5 million, an increase of $12.8 million over the $1.7 million recorded for the nine months ended March 31, 2020. The increase was primarily attributable to $6.5 million of general and administrative costs incurred by the recently acquired operations of Argyll, Lucky Dino and EGL. The general and administrative costs of the recent acquisitions primarily include payroll and benefit costs as well as amortization of acquisition-related intangible assets. The increase in general and administrative expense also results from an increases in share-based compensation of $2.6 million, transaction related expenses of $1.4 million, legal expenses of $0.8 and professional and consulting expenses of $0.6 million. The remaining increase in general and administrative costs is primarily the result from higher corporate and other professional fees which reflects an increase in integration related activities as well as compliance costs during the nine months ended March 31, 2021.

Other Expense

Other expense for the nine months ended March 31, 2021 totaled $6.3 million compared to total other expense of $10.3 million for the nine months ended March 31, 2020, a change of $4.0 million when comparing the nine months ended March 31, 2021 and 2020. The decrease was primarily attributable debt related charges in the prior year that included interest expense of $2.3 million, net amortization of debt discount of $1.2 million and a loss of debt extinguishment of $2.8 million. These prior period charges were partially offset by a gain recognized on the exchange of warrants for common stock of $1.9 million. Other expense during the nine months ended March 31, 2021 includes a charge of $4.7 million related to the settlement of a warrant liability recorded in connection with the acquisition of the Argyl through issuance of common stock. Other expense during the nine months ended March 31, 2021 also includes a charge of $1.3 million to settle a contingent consideration liability established in connection with the acquisition of FLIP through the issuance of common stock.

Capital Resources and Liquidity

The Company has historically incurred losses and negative cash flows as it prepared to grow its esports business through acquisitions and new venture opportunities. As of March 31, 2021, the Company had approximately $16.9 million of available cash on-hand. On May 14, 2021, one business day preceding this filing, the Company had approximately $14.6 million of available cash on-hand. Considering the currently available cash balance of the Company, as well as the Company’s expectations regarding its ability to secure financing for planned acquisitions, the Company believes it will have sufficient cash on-hand to fund its operating expenses and capital expenditure requirements for at least 12 months following May 17, 2021.

At March 31, 2021, we had total current assets of $26.3 million and total current liabilities of $9.4 million. Net cash used in operating activities for the nine months ended March 31, 2021 was $11.1 million, which includes a net loss of $21.5 million, offset by non-cash adjustments of $10.7 million principally related to share based compensation expense of $3.1 million, amortization and depreciation of $1.6 million, amortization of the right of use asset of $0.1 million, loss on change in fair value of warrant liability of $4.7 million and loss on change in fair value of contingent consideration of $1.3 million. The change in net working capital items resulted in a use of cash of $0.3 million primarily related to increase in the receivables reserved from users account of $1.5 million, prepaid expense and other current assets of $0.7 million and other receivables of $0.3 million. This was offset by an increase in accounts payable and accrued expenses of $1.5 million and liabilities to customers of $0.8 million.

Net cash used in investing activities for the nine months ended March 31, 2021 totaled $33.0 million principally related to the cash payments for acquisitions that included $28.9 million for Lucky Dino ($30,133,725 net of cash acquired of $1,203,185), $0.7 million for Argyll ($728,926 net of cash acquired of $21,074), $0.5 million for EGL ($477,351 net of cash acquired of $4,036), and $0.1 million ($100,000) for FLIP. The Company also issued loans of $2.0 million Helix and ggCircuit, as well as purchased intangible assets of $0.7 million.

Net cash provided by financing activities for the nine months ended March 31, 2021 totaled $52.8 million that included the net proceeds of $27.3 million that had been raised from the issuance of common stock. The net financing activities for the nine months ended March 31, 2021 also includes the cash receipts totaling $25.5 million from the exercise of warrants for shares of common stock.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During fiscal 2021, and the three months ended March 31, 2021, we continued to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, hiring additional experienced accounting and compliance personnel, and engaging with third party experts to strengthen the design and implementation of additional internal controls over financial reporting, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our internal control over financial reporting, remediation of the material weakness will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

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

Changes in internal control over financial reporting

Other than the remediation efforts underway, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s common stock as compensation for their acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead Securities, LLC $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. At March 31, 2021, the Company has recorded a liability for the amount awarded in arbitration in accounts payable and accrued liabilities.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The Company has recorded a liability for the amount of the settlement in accounts payable and accrued expenses at March 31, 2021. The amount of the settlement was not material to the unaudited condensed consolidated financial statements of the Company.

Item 1A. Risk Factors

Other than the below, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on October 1, 2020.

Public health epidemics or outbreaks, such as COVID-19, could materially and adversely impact our business.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally. Due to the outbreak of COVID-19, almost all major sports events and leagues were postponed or put-on hold, for the period from April 2020 through June 2020. The cancelation of major sports events had a significant short-term negative effect on betting activity globally. As a result, iGaming and event operators faced major short-term losses in betting volumes. To date online casino operations have generally continued as normal without any noticeable disruption due to the COVID-19 outbreak. The virus’s expected effect on online casino activity globally is expected to be overall positive or neutral. Travel restrictions and border closures have not materially impacted our ability to manage and operate the day-to-day functions of our business. Management has been able to operate in a virtual setting. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm our business over the long term. Travel restrictions impacting people can restrain our ability to operate, but at present we do not expect these restrictions on personal travel to be material to our business operations or financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company issued 3,149,200 shares pursuant to warrant exercises and 3,333 for a stock option exercise.

During the three months ended March 31, 2021, the Company issued 1,000,000 shares of common stock in connection with the exercise of warrants that were included as a component of the purchase consideration paid for Argyll.

During the three months ended March 31, 2021, the Company issued 292,511 shares of common stock as a component of the purchase consideration for EGL.

During the three months ended March 31, 2021, the Company issued a total of 93,808 shares of common stock to settle the contingent purchase consideration for FLIP.

During the three months ended March 31, 2021, the Company issued 46,005 shares of common stock for services.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated December 14, 2020, by and among Esport Entertainment (Malta) Limited (“EEL”), Lucky Dino Gaming Limited, and Hiidenkivi Estonia OU (incorporated herein by reference to Exhibit 10.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2020)
10.2	Share Purchase Agreement, dated December 17, 2020, by and among Esports Entertainment Group, Inc., Phoenix Games Network Limited, and the shareholders of Phoenix Games Network Limited (incorporated herein by reference to Exhibit 10.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2020)
10.3	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and Helix Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).
10.4	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and ggCIRCUIT LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on January 27, 2021).
10.5	Form of Securities Purchase Agreement dated February 11, 2021 between Esports Entertainment Group, Inc. and certain purchasers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 12, 2021).
10.6	Placement Agent Agreement dated February 11, 2021 by and between Esports Entertainment Group, Inc. Maxim Group, LLC and Joseph Gunnar& Co. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on February 12, 2021).
10.7	Lefevre Employment Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on February 16, 2021).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: May 17, 2021	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Daniel Marks
Daniel Marks Chief Financial Officer

