Form 10-K
period 2021-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2021-10-13
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-55954

ESPORTS ENTERTAINMENT GROUP, INC
(Exact name of registrant as specified in its charter)

Nevada	26-3062752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

Block 6, Triq Paceville St. Julians, Malta, STJ 3109	89109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (268) 562-9111

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GMBL	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	GMBLW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $63,602,362 based on the closing price reported for such date on the Nasdaq Capital Markets. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 11, 2021, there were 21,985,172 shares of common stock, par value $0.001 issued and outstanding.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempts to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

In this Annual Report on Form 10-K, the terms “we”, “our”, and “us” refer to Esports Entertainment Group, Inc. and our wholly owned subsidiaries.

ii

PART I

Item 1. Business

Corporate History

Esports Entertainment Group, Inc. (the “Company” or “EEG”) was formed in the State of Nevada on July 22, 2008 under its prior name Virtual Closet, Inc. Virtual Closet, Inc. changed its name to DK Sinopharma, Inc. on June 6, 2010. DK Sinopharma, Inc. changed its name to VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc. The Company was engaged in a number of different enterprises up until May 20, 2013, when, pursuant to the terms of the Share Exchange Agreement, the Company acquired all of the outstanding capital stock of H&H Arizona Corporation in exchange for 3,333,334 shares of its common stock. From May 2013 until August 2018, its operations were limited to designing, developing and testing its wagering systems. The Company launched its online esports wagering website (www.vie.gg) in August 2018.

Business Overview

Esports is the competitive playing of video games by amateur and professional teams as a spectator sport. Esports typically takes the form of organized, multiplayer video games that include genre’s such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

EEG is an esports focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We operate the business in two verticals, EEG iGaming and EEG Games.

Recent Developments:

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (“Bethard Business”). The initial payment of purchase consideration for the Bethard Business of €17,000,000 (approximately $20,067,871 using exchange rates in effect at the acquisition date) includes €13,000,000 (approximately $15,346,019 using exchange rates in effect at the acquisition date) that was paid in cash at closing and €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) payable in cash (“Second Payment”) no later than October 1, 2021 (“Second Payment Date”). The Company is also required to pay additional cash purchase consideration during the 24 month period following the acquisition date (“Additional Payment”) equal to 15% of net gaming revenue until the Second Payment Date, with the percentage then decreasing to 10% - 12% of net gaming revenue during subsequent months. The total purchase consideration also includes a payment of up to €7,600,000 (approximately $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to Bethard following the acquisition date.

The acquisition of the Bethard Business included (i) the brand names of the Bethard Business (Bethard, Fastbet and Betive); (ii) domains relating to the brands acquired; (iii) the customer databases relating to the acquired brands; (iv) website content, materials and code pertaining to the domains acquired; (v) certain licensee rights under an ambassador agreement; and (vi) B2C online gambling licenses in Sweden, Spain, Malta, and Ireland.

The acquisition was completed pursuant to the terms of the purchase agreement dated May 25, 2021 whereby the Company acquired the outstanding share capital, of Prozone Limited (“Prozone”) that had previously received the assets of the Bethard Business in a pre-closing restructuring (“Pre-Closing Restructuring”) by the seller. The purchase price for the shares of Prozone was originally determined as the aggregate of (i) a closing payment of EUR 16,000,000; (ii) subject to certain conditions as outlined in the purchase agreement, an amount corresponding to 12% of Net Gaming Revenue (as defined in the Purchase Agreement) for 24 months from the date of the closing of the Purchase Agreement ( the “Relevant Period”) and payable by the Purchaser to the Seller on a monthly basis (in respect of Net Gaming Revenue generated during the relevant month during the Relevant Period) (the “Additional Payment”); and (iii) subject to certain conditions as outlined in the purchase agreement, shares of the Company’s common stock to be allotted and issued to the Seller by the second year anniversary of the Closing Date, representing an aggregate value of the USD Currency Equivalent of EUR 7,600,000 or such lower amount as may be applicable in accordance with the purchase agreement.

Prior to the closing of the Bethard acquisition, the purchase agreement had been amended (“First Amendment”) to (i) defer the Second Payment of EUR 4,000,000 no later than the Second Payment Date (ii) require the Company to pay an additional EUR 1,000,000 on the First Payment Date to acquire a deposit that had been funded by the seller with the Spanish Gaming Authority (DGOJ) as a guarantee for regulatory purposes, and (iii) require the Additional Payment, discussed above, be increased from 12% of the Net Gaming Revenue during Relevant Period, effective July 1 2021, to 15% of Net Gaming Revenue until the Second Payment Due Date, following which it would be reduced to 12% of Net Gaming Revenue for the remainder of the Relevant Period. On October 6, 2021, the Company entered into second amendment agreement (“Second Amendment”) to extend the Second Payment Date until October 14, 2021 during which time the Additional Payment will remain at 15% of NGR.

In connection with the Pre-Closing Restructuring, Prozone also entered into agreements that included (i) a white label platform licensing agreement (“White Label Agreement’), (ii) a turnkey platform licensing agreement (“Turnkey Agreement”), and (iii) a services agreement whereby the seller will provide transitional and support services to Prozone during a 24 month period following the acquisition. Pursuant to the terms of the White Label Agreement and/or the Turnkey Agreement, Prozone has agreed to operate for a minimum period of 24 months utilizing the seller’s platform. After 24 months, Prozone shall be free to terminate the White Label Agreement and/or Turnkey Agreement (as applicable) and migrate any domains and customer databases acquired to another platform of Prozone’s choice. The seller has agreed to ensure that each of the licenses acquired by the Company and included in the acquisition of the Bethard Business will be transferred to Prozone as soon as practicable, subject to such transfers being permitted under the relevant local regulations.

On July 13, 2021, the Company and Seller, having met all conditions precedent, consummated the closing of the Bethard acquisition. The Company paid the Seller EUR 12,000,000 representing the cash due at closing pursuant to the purchase agreement and EUR 1,000,000 pursuant to the First Amendment. The Second Payment remains payable by October 14, 2021.

ggCircuit Acquisition

On June 1, 2021, the Company completed the acquisition of issued and outstanding membership units of ggCIRCUIT LLC (“GGC”). The acquisition was completed in accordance with the equity purchase agreement dated January 22, 2021 and amended on May 21, 2021. GGC offers proprietary software management and rewards platforms for esports gaming centers and connects player communities with publishers and product manufacturers. GGC offers proprietary software management and rewards platforms for esports gaming centers and connects player communities with publishers and product manufacturers. The total consideration paid at closing was $24,273,211 with $14,100,000 paid in cash at closing and $900,000 paid through application of loans receivable from GGC, inclusive of operating advances, toward the purchase consideration. The Company also issued 830,189 shares common stock at closing using a value per share $13.25 pursuant to the purchase agreement. The fair value of the share consideration paid at closing was determined to be $9,273,211 using the closing share price of the Company on the date of acquisition.

Helix Acquisition

On June 1, 2021, the Company the acquisition of the issued and outstanding membership units of Helix Holdings, LLC (“Helix”). The acquisition was completed in accordance with the equity purchase agreement dated January 22, 2021 and amended on May 21, 2021. Helix is an owner and operator of esports centers providing esports programming and gaming infrastructure, and is also the owner of the esports analytics platform, Genji Analytics, and LANduel, a proprietary player-versus-player esports wagering platform. The total consideration paid at closing was $15,901,133, with $9,400,000 paid in cash and $600,000 paid through application of loans receivable from Helix, inclusive of operating advances, toward the purchase consideration. The Company also issued 528,302 shares of common stock at closing using a value per share of $13.25 pursuant to the purchase agreement. The fair value of the share consideration paid at closing to be $5,901,133 using the closing share price of the Company on the date of acquisition.

Issuance of Senior Convertible Note

On May 28, 2021, we entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor pursuant to which we sold a Senior Convertible Note dated June 2, 2021, with an initial principal amount of $35 million (the “Senior Convertible Note”) in a transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Convertible Note bears interest at a rate of 8% per annum and matures two years following the date of issuance (the “Maturity Date”, subject to extension in certain circumstances, including bankruptcy and outstanding events of default). In addition to the principal amount the Company is required to pay an additional amount equal to 6% of the outstanding principal amount. After the occurrence and during the continuance of an Event of Default, as defined in the Senior Convertible Note, the Convertible Note will accrue interest at the rate of 12.0% per annum.

The Senior Convertible Note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The Convertible Note is subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If we enter into any agreement to issue (or issue) any variable rate securities, the noteholder has the additional right to substitute such variable price (or formula) for the conversion price.

In connection with the sale of the Senior Convertible Note, the Company issued Series A Warrants and Series B Warrants. The Series A Warrants provide the holder of the Senior Convertible Note with the right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $17.50 per share. The Series A Warrants expire in 4 years after the issuance date. The Series A Warrants have a cashless exercise provision provides that no effective registration statement exists and a beneficial ownership limitation of 4.99% which may be increased or decreased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

The Series B Warrants provide the holder of the Senior Convertible Note with the right to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $17.50 per share. The Series B Warrant expires in 2 years after the issuance date. The Series B Warrants have a cashless exercise provision provides that no effective registration statement exists and a beneficial ownership limitation of 4.99% which may be increased or decreased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. The Series B Warrants are only exercisable to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. For every share of common stock issuable upon conversion of the redemption amount on the Senior Convertible Note, one warrant share will vest and be eligible for exercise.

On July 13, 2021, the holder of the Senior Convertible Note consented to the pledge agreement entered into with the Bethard acquisition discussed above. The holder waived a provision of the Senior Convertible Note prohibiting a pledge of assets, and agreed that such a lien represented by the pledge shall constitute a “permitted lien” for purposes of Senior Convertible Note.

FLIP Acquisition

On September 3, 2020 the Company, entered into an Assignment of Intellectual Property Rights Agreement (the “IP Assignment Agreement”), by and among the Company, AHG Entertainment Associates (“AHG”) and Flip Sports Limited (“FLIP”) whereby the Company acquired all intellectual property rights in connection with the software developed by FLIP and owned by AHG related to AHG’s online games and rewards platform and all other online software (“FLIP acquisition”). This includes all works in relation to the same, including, but not limited to the source code of the software and all technical and functional information and documentation required to operate the software, all artwork, content and materials used in connection with the software and any other works in respect of which AHG is the legal and beneficial owner and which are being used in connection with the Software (the “Works” together with the intellectual property rights in the Software the “Assigned Intellectual Property”). The IP Assignment Agreement was also subject to Transfer of Undertakings (Protection of Employment) Regulations 2006 pursuant to U.K. labour law, protecting employees whose business is being transferred to another business. Accordingly, as of the acquisition date, the FLIP employees had become employees of the Company.

As consideration for the FLIP acquisition, the Company agreed to pay AHG an aggregate of $1,100,000 payable as follows: (a) $100,000 in cash on the closing date; and (b) that certain number of shares the Company’s restricted common stock, equal to $1,000,000 at a price per share equal to the 30-day weighted average of the Company’s common stock immediately prior to the issuance in accordance with the following payment schedule (i) that certain number of shares equal to $500,000 issued to AHG on the closing date; and (ii) that certain number of shares equal to $500,000 of restricted common stock issued to AHG on the sixth (6) month anniversary of the closing date, subject to the continued employment of certain key employees of Flip as identified in the IP Assignment Agreement.

In addition to satisfying the cash consideration payable for FLIP acquisition of $100,000, the Company also issued 93,808 shares of common stock with a fair value $411,817 on the closing date of September 2, 2020. The Company had estimated the contingent share consideration payable based on the retention of certain key FLIP employees to have a fair value of $500,000 on the closing date. The contingent share consideration was settled on March 3, 2021 through the issuance of 93,808 shares of common stock have a market value on the date of settlement of $1,805,804, resulting in the recognition of $1,305,804 as the change in fair value of contingent consideration in the consolidated statement of operations for the year ended June 30, 2021.

For the period up until the 4th anniversary following the FLIP acquisition, the terms of the acquisition provide that AHG may (i) use, reproduce and exploit the AHG Software Copy (as defined in the license agreement) on an exclusive basis within the jurisdictions outlined therein; (ii) after the 4th anniversary use, reproduce and exploit the AHG Software Copy on a non-exclusive basis anywhere in the world; and (iii) at any time after the FLIP acquisition change, copy, alter, add to, take from, adapt or translate the Software in order to create, use and exploit versions of the Software created for AHG and the Company in accordance with the terms of License Agreement.

In consideration of the development of software customized by the Company pursuant to certain modifications as set forth in the license agreement, as well the installation of such software and the knowledge transfer services (“Knowledge Transfer”) provided by the Company in order to assist AHG in its project of creating custom software to adapt to its own needs, AHG shall pay the Company the sum of thirty thousand pounds (30,000 GBP) per month from the FLIP acquisition date until such development and Knowledge Transfer are completed. In consideration for the Company providing any further support services, AHG shall pay to the Company such fee as may be agreed in writing between the parties from time to time based on a developer day rate of £500 per day.

EGL Acquisition

On January 21, 2021, the Company completed its acquisition of Phoenix Games Networks Limited, a company incorporated in the United Kingdom, acquiring all of the issued and outstanding share capital of Phoenix pursuant to a purchase agreement dated December 21, 2020. Phoenix, through its wholly owned subsidiary Xseries Limited, operates the Esports Gaming League (“EGL”), a business-to-business (“B2B”) centric provider of live and online events and tournaments where gamers can compete and engage with content relating to esports and video games. The Company acquired the business herein referred to by its brand name EGL for total purchase consideration of $2,975,219. The total purchase consideration included $481,386 of cash paid at closing, (net cash paid at closing being $477,350 after adjustment for cash acquired of $4,036), and the issuance of 292,511 shares of common stock with a fair value of $2,193,833 as determined using the closing share price on the date of acquisition. The purchase consideration also included an estimate of $300,000 for contingent consideration (“Holdback Consideration”) payable by the Company in cash and share consideration based on the progress of EGL towards the achievement of certain revenue targets based on the ability of EGL to achieve certain revenue targets by May 16, 2021. The Holdback Consideration was settled by the Company for $145,153 paid in cash, (increasing the total cash paid for EGL to $622,503), and through issuance of 63,110 shares of common stock with a fair value of $597,650, as determined using the closing price on the date of settlement. The incremental consideration paid in excess of the amount estimated at Holdback Consideration of $442,803 was recorded to change in fair value of contingent consideration within the statement of operations for the year ended June 30, 2021.

The terms of the EGL purchase agreement may further require the Company to pay an additional $2,750,000 (equivalent to approximately £2,000,000 of purchase price using exchange rates at the acquisition date) in contingent earnout consideration (“Earnout Consideration”) if EGL is to achieve an earnings benchmark on the 18 month anniversary of the closing date. On the date of acquisition, the Company determined that the likelihood of a payout of the Earnout Consideration was remote and therefore did not assign a value to the Earnout Consideration on the date of acquisition. This considers the Earnout Consideration benchmark increases during the earnout period for amounts invested by the Company in the operations of EGL. The Earnout Consideration benchmark used to determine the minimum threshold for payment of additional purchase consideration payable by the Company also increases should there be an increase in the value of the share consideration that was issued by the Company on the date of acquisition.

Lucky Dino Acquisition

On March 1, 2021, the Company completed its acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). Lucky Dino is licensed by the Malta Gaming Authority to operate online casinos under four brands, namely luckydino.com, casinojefe.com, kalevalakasino.com, and olaspill.com. The acquisition of the assets of Lucky Dino was completed in accordance with an asset purchase agreement dated December 14, 2020 resulting in the payment of cash by the Company of €25,000,000 (approximately $30,133,725 using exchange rates in effect at the acquisition date).

Argyll Acquisition

On July 7, 2020, Esports Entertainment Group, Inc. (the “Company”), entered into a stock purchase agreement (the “Purchase Agreement”), by and among the Company, LHE Enterprises Limited (“LHE”), and AHG Entertainment, LLC (“AHG”) whereby the Company acquired all of the outstanding capital stock of LHE and its subsidiaries, (i) Argyll Entertainment AG, (ii) Nevada Holdings Limited and (iii) Argyll Productions Limited (collectively the “Acquired Companies”).

On July 31, 2020, the Company consummated the closing of the Purchase Agreement. As consideration for the Acquired Companies, the Company (i) paid AHG $1,250,000 in cash (the “Cash Purchase Price”); (ii) issued to AHG 650,000 shares of common stock of the Company with a fair value of $3,802,500 (the “Consideration Shares”); and (iii) issued to AHG warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share (the “Consideration Warrants” together with the Cash Purchase Price and the Consideration Shares the “Purchase Price”).

EEG iGaming:

In the EEG iGaming vertical, we have a best-in-class esports betting platform with full casino and sportsbook functionality. Our in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources of FLIP Sports Limited, a software development company, that we acquired in September 2020.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Maltese Gaming Authority (MGA) license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, Canada, New Zealand and South Africa, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	Argyll Entertainment’s flagship Sportnation.bet online sportsbook and casino brand, licensed in the UK and Ireland,
●	Lucky Dino’s 5 online casino brands licensed by the MGA on its in-house built iDefix casino-platform, and
●	The recently acquired Bethard online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses.

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as we intend to have this platform, which was previously licensed in Curacao, live in the state in prior to December 31, 2021, as a real-money wagering ‘’skin’’ of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and Sports Wagering License. However, there is no assurance that the ‘’live’’ date will be met, as there are numerous technology and other approvals required before going ‘’live’’. See Item IA, Risk Factors.

In total, we currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden) and are in the process of obtaining a casino service industry enterprise (‘’CSIE’’) license in New Jersey. Our acquisitions of Argyll Entertainment, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games:

In the EEG Games vertical, our focus is on providing esports entertainment experiences for every gamer. We do this through a combination of 1) in-person experiences (at Helix Centers), 2) online tournaments (through recently acquired EGL tournament platform), and 3) player-vs-player wagering (through our soon-to-be-released LANDuel product). In order to provide exposure for our platforms, we have signed numerous exclusive marketing relationships with professional sports organizations across the NFL, NBA, NHL and MLS.

Underpinning our EEG Games vertical is our proprietary infrastructure software, ggCircuit. ggCircuit is the leading provider of local area network (“LAN”) center management software, enabling us to seamlessly manage mission critical functions such as game licensing and payments.

Competition/Competitive Advantages/Operational Strengths

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors. Most of EEG’s current competitors, including Unikrn, bet365, William Hill, Betway, and Pinnacle Sports, have far greater resources than us.

We believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience: EEG’s Board includes senior managers with extensive experience in online gambling, esports, information technology, compliance, regulation, accounting and finance. EEG’s Officers and management include individuals with extensive experience in online gambling, esports, information technology, marketing, business development, payment processing, compliance, regulation, accounting, finance and customer service.

Unique Positioning within Digital Gaming: EEG is a digital gaming company with an esports-first focus and digital gaming company with full esports businesses; leading the effort to broaden legislation for betting on esports competitions. We are uniquely focused on connecting to customers across a broad set of retail and digital businesses to achieve greater revenue, scale, and profitability, as well as shaping esports infrastructure to facilitate omni-channel betting.

Top Tier Technology Assets:

●	EEG has acquired businesses with state-of-the-art B2B/B2C technologies across esports competition infrastructure, for in-person and internet-based competitions, for tournaments, esports wagering and skill-based betting.
●	Genji Analytics: an established esports analytics provider for game publishers and esports leagues included with the acquisition of Helix facilitates betting through provision of customized marketing, better betting lines and greater customer retention.
●	ggCircuit Proprietary Platform: ggCircuit’s ggLeap cloud-based management software solution enables Gaming Centers to run games through the stat integrated client, reward gamers for playing the games they love, as well as run their own local tournaments. ggCircuit is currently used by over 600 LAN centers and connects with over 2 million gamers monthly. In the future, we plan to offer products such as player-vs-player betting to the gamers on the network.
●	Lucky Dino’s online casino platform - iDefix, a modern online casino platform licensed in Malta, upon which the Lucky Dino’s online casino brands operate. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis. The technology is built on a scalable event-driven micro-services-based architecture offering advanced automation features including AML compliance and KYC handling, responsible gambling management and monitoring, fraud and bonus abuse detection, as well as gamification, CRM and bonus management.
●	Argyll’s proprietary sports betting rewards and bonus efficiency technology, provides an industry-leading customer loyalty program, driving above industry customer retention rates and player lifetime values. The Program helped earn Argyll the Innovative Start-up of the Year award and the 2018 EGR Marketing & Innovation Awards, and will be able to be leveraged across all of EEG’s verticals.
●	Argyll’s technology and Lucky Dino’s full iGaming tech stack will accelerate the development of EEG’s new Vie esports-centric platform, and generate synergies from further digital gaming acquisitions.

Strong Brand Partnerships: EEG has already partnered, via “affiliate Marketing Agreements’’, with twelve leading brands in pro sports, including football, hockey, basketball and soccer, with an aggregate fanbase of over 50 million, as well as with several individual social media influencers.

●	Pro sports team partnerships lever huge customer databases for esports tournament participation and betting, lowering EEGs customer acquisition costs.
●	As a “Marketing Affiliate’’, the esports team will provide their fans with a link to the online tournament platform of EGL, where the fan can enter tournaments to win team merchandise, and subscribe to subsequent tournaments.

Helix LAN Center Expertise: Our Helix team prides themselves on building LAN Centers in an efficient manner and programming the centers to engage local communities. This programming (community tournaments, after-school camps, pro-team watch parties) is what drives traffic to these centers on a day-in day-out basis. Because of the team’s expertise in this area, we plan to drive further engagement through universities, theme parks and pro sports teams by building and managing centers on their properties.

Growth Strategy

In the future, we intend to:

●	Expand our Esports services into more of the 41 states where skill-based gambling is legal, enhance our Product offering, as well as create relationships with players that will migrate into our Vie.gg real-money wagering platform.

●	Expand our Esports Wagering services into more jurisdictions, utilizing the MGA gaming license, which provides opportunity for access into over 180 countries, as well as the recent multi-year partnership with Bally’s Corporation, to launch our proprietary mobile sports betting product in the State of New Jersey, as a real-money wagering ‘’skin’’ of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. In accordance with standard practice, prior to our CSIE Licensure, we will request approval from the New Jersey Division of Gaming Enforcement (‘’DGE’’) to operate pursuant to a transactional waiver order.

●	Continue with our M&A strategy in the iGaming and Traditional Sports Betting space, to acquire profitable operators in different jurisdictions, that will also allow for cross-pollination of services (Sportsbook, Casino and Esports).

Future Products and Services:

Online Esports Tournament Play

EEG intends to offer players from around the world, including the United States, (unless prohibited in a state or international jurisdiction), the ability to enter and participate in online video game tournaments and win cash prizes, via our enhanced EGL Tournament platform. Online esports tournament play consists of two or more people playing against each other in a game from their personal phones or computers, where such players do not necessarily have to be playing in real time. These events could be held over the course of a day, a week or even a month and the winner will be the one with the top score or the fastest time at the conclusion of the event. Cash-based tournaments involving games of skill are not considered gambling in most U.S. states because the generally accepted definition of gambling involves three specific things: (1) the award of a prize, (2) paid-in consideration (meaning entrants pay to compete) and (3) an outcome determined on the basis of chance. As a result, games of skill are not generally subject to the same laws and regulations as our esports event wagering service. We expect participants in our tournaments being able to enter and play against each other with prize money distributed to the last remaining competitors. We anticipate collecting a tournament entry fee for our tournaments, as well as a percentage of total winnings that are paid to users (typically 10% of the entry fees) and thus none of their money will be at risk or otherwise dependent on the outcome. We intend to offer users a wide selection of video games of skill to be played online for real money in small groups to major tournaments. The tournament platform will also serve as a tool to help them determine which markets they are finding the most esports players. We believe using the tournament platform to penetrate the US market will allow us to grow our brand within the esports community and lead to lower customer-acquisition-costs for our wagering platform.

International Market Expansion

EEG received a Gaming Service License for online betting from the Malta Gaming Authority in April 2020, established a brick and mortar office in such jurisdiction and commenced online gaming operations in that jurisdiction in February 2021, through the Vie.gg and Argyll Brands. The Lucky Dino and Bethard brand acquisitions added additional Spanish and Swedish licenses, together with UK and Irish licenses that Argyll already operates under. In order to effectively penetrate international markets, we intend to translate our website into several additional languages and offer customer service and technical support in the local language of key markets.

EEG’s Online Wagering Platforms

According to Zion Market Research’s, Online Gambling & Betting Market by Game Form (Poker, Casino, Sports Betting, Bingo, Lottery, Horse Racing Betting, and Others) and by Component (Hardware, Software, and Service): Global Industry Perspective, Comprehensive Analysis and Forecast, 2017 – 2024, the online gambling market represents one of the fastest growing segments of the gambling industry. Zion Market estimated the size of the global online gambling market in 2018 was in excess of US$45.8 billion and is projected to reach US$94.4 billion by 2024.

Although the Vie.gg brand is focused solely on offering online wagering on the widest range of esports events broadcast from around the world, the acquisition of Lucky Dino included the acquisition of iDefix, a modern online casino platform licensed in Malta, that the Lucky Dino online casino brands operate on. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis. The Argyll and Bethard Brands offer online users traditional casino style games such as roulette, blackjack, or slots, as well as offering online wagering on traditional sporting events such as soccer, horse racing and football.

On the Vie.gg esports-focused wagering platform, a player can place a bet on a team participating in any number of tournaments which are scheduled to be held in the upcoming weeks. They also maintain a “how to play” section on the website which provides players with instructional videos on placing bets as well as other pieces of information that may be beneficial to an inexperienced player or a new user of our website. Additionally, we maintain a “frequently asked questions” section which provides customers with the ability to easily navigate general questions relating to the website, personal account information, payment processing, betting rules and procedures as well as tips.

Marketing and Sales Initiatives

The Company has several sponsorship marketing agreements in place for its website as well as an extended marketing agreement with Dignitas, an esports brand owned by Harris Blitzer sports and entertainment with multiple professional teams playing several titles with over a million fans worldwide.

EEG is looking to expand into new geographic territories by obtaining licenses to operate in those territories. The need for hands-on implementation in these territories and support will require investment in additional marketing activities, offices, and other overhead.

We will also accelerate our expansion if we find complementary businesses that we are able to acquire in other markets. Marketing efforts to expand into new territories have included esports team and tournament sponsorship, affiliate marketing, social media advertising, content creation, and attendance at esports and gaming events in addition to personal contact with other industry leaders.

We plan to increase our marketing efforts and awareness of our brands through our websites, www.vie.gg and www.sportnation.bet, as well as future offerings by:

●	Educating sports betting consumers to bet on esports and we want gamers to start betting on esports.

●	Sponsoring professional esports teams and tournaments that have a global reach.

●	Working with sports and gaming celebrities and social media influencers who have an interest in video games and esports to generate new customers. We intend to increase our efforts in attracting esports players and other celebrities who have an interest in video games and esports.

●	Using a multichannel approach focused on acquiring and retaining customers we intend to utilize multiple social media platforms to promote our wagering business including, but not limited to, Facebook Twitter, Instagram, Snapchat, TikTok, Youtube, Twitch, Whatsapp, QQ, WeChat, email and SMS messages and using online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website. We intend to increase investments in online advertisements, including esports gambling-related websites. We also intend to continue to invest in optimizing the Company’s website in an effort to become the premier esports gaming and gambling website in the industry.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various national, federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws are usually based on public policy declaration designed to protect the integrity of the gaming industry and its consumers, as well as to enhance economic development and tourism and to increase tax revenue. To accomplish these goals, gambling laws require EEG to obtain licenses or findings of suitability from gaming authorities for EEG, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity unless waived as a passive institutional investor). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look, at a minimum, to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality, security and regulatory compliance of the applicant’s online real-money platform and gaming equipment and related software, as applicable, and (iii) the history and associations of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms and we will not market our gambling services in these jurisdictions. If any director, officer or employee of EEG fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, EEG may deem it necessary, or be required to, sever its relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with EEG, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis.

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in numerous states and many more states have enabling legislation pending. We plan to explore expansion of our esports online wagering platform into other US States, at the appropriate time, and seek licenses in the United States in addition to the New Jersey license

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIEGA”) made it a federal offense, punishable by up to five years in prison, for a business to accept payments “in connection with the participation of another person in unlawful internet gambling.” In support of such new prohibitions, the UIGEA uses a variety of terms — some of which are ambiguous or undefined. Initially, the UIGEA broadly defines a “bet or wager” as: the staking or risking by any person of something of value upon the outcome of a contest of others, a sporting event, or a game subject to chance, upon an agreement or understanding that the person or another person will receive something of value in the event of a certain outcome.

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

Similarly, several other laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. As with UIEGA, these enforcement laws include the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a State or foreign country where betting on that sporting event or contest is legal into a State or foreign country in which such betting is legal. In 2018, the U.S. Department of Justice (the “DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act. The DOJ’s updated opinion concluded instead that the Wire Act was not limited to wagering on sporting events or contests, and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. On January 20, 2021, the First Circuit reaffirmed the district court’s decision. The DOJ did not appeal to the Supreme Court. However, while a positive result, arguably the case is binding precedent only within the First Circuit, and only applies to the specific parties in the lawsuit. Accordingly, the Wire Act could still impact our ability to engage in online internet gaming in the future

At the current time, we are able to accept wagers on our vie.gg website from residents of over 149 jurisdictions including Canada, Japan, Germany and South Africa. We do not accept wagers from United States residents at this time and therefore the bet or wager on our platform is not “initiated, received, or otherwise made” in a place where such activity violates preexisting state, federal, or tribal law.

Intellectual Property

We have not filed to register any patents, trade names or trademarks in any jurisdictions in relation to our Vie.gg brand, but we do intend to file applications to register patents, tradenames or trademarks in the near future.

Within the European Union, Argyll Entertainment owns a registered trademark for its SportNation brand, and Esports Entertainment Malta owns several trademarks for its Lucky Dino, Kalevala, Casinojefi and Fiksukasino brands. ggCircuit, LLC also owns the ggCircuit trademark.

Esports Entertainment Group has applied for trademarks for its VIE and EGL brands, and are awaiting them being officially granted by the respective IP Office.

Item 1A. Risk Factors.

Risks Related to Our Business

Since we have a limited operating history and have only recently commenced revenue producing operations, it is difficult for potential investors to evaluate our business.

While we were incorporated under the laws of Nevada in July 2008, we did not begin to commence revenue generating operations until July 2020 with the acquisition of Argyll Entertainment. Since this acquisition, we also acquired several businesses including FLIP, EGL, Lucky Dino, ggCircuit, Helix and Bethard. Prior to these acquisitions, our operations had focused primarily on the design, development and testing of our wagering systems. We continue to be subject to all the risks and uncertainties inherent in a new business and sale of new products and services. As a result, we still must establish many corporate functions necessary to operate our business, including finalizing our administrative structure, continuing our product development, assessing and expanding our marketing activities, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies that are in a development stage. You should carefully consider the risks and uncertainties that a company, such as ours, with a limited operating history will face. In particular, you should consider that we cannot provide assurance that we will be able to:

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

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability.

We have only recently commenced revenue producing operations during the year ended June 30, 2021 through the previously mentioned acquisitions. If we are unable to increase revenues in future periods, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2021 and 2020. As of June 30, 2021, and 2020, our accumulated deficit was $46,908,336 and $20,535,602, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

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

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features or enhance our existing offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and we intend to continue to make, acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

●	increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Class A common stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Class A common stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

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

Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, including within the United States, and legalization may not occur in as many states or countries as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

A number of US states have legalized, or are currently considering legalizing, real money gaming, and our business, financial condition, results of operations and prospects are significantly dependent upon legalization of real money gaming. If a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or iGaming websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting and iGaming could be materially impaired.

As we enter into new jurisdictions, states or the federal government may legalize real money gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a retail operator for online Sportsbook access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting or iGaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Furthermore, in the online real money gaming industry, a significant “first mover” advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so (“move first”) could materially impair our ability to grow in the online real money gaming space. We may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions which could have a material adverse impact on our business.

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

We rely on third party software that is critical to the performance of our platform and offerings and to user satisfaction, the principal suppliers being SB Tech for our Argyll and Bethard Brands, and Betconstruct, for our Vie.bet and SportNation.com brands.

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

There is a risk that if the contracts with such third parties are terminated and not renewed, or not renewed on favorable terms, or if they do not get the level of support (in terms of updates and technical assistance) they require as we grow, this will materially impact upon our financial condition and performance going forward. There may be circumstances in which we wish to terminate our arrangements with such suppliers due to poor performance or other reasons but we are unable to do so. Any such circumstance may have a material adverse effect on our reputation, business, financial condition and results of operations.

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

As a condition of an ongoing licence, permit or other authorization required for their business, a key supplier to the Company may determine that a condition of the ongoing use of their products and services, or the continuation of the licence, is that the Company should block custom from certain territories, which may cause business disruption and loss should the Company either need to switch suppliers at short notice or discontinue business in certain territories, either permanently (while such suppliers are necessary) or pending the expiry of contract notice periods and/or the sourcing of alternative suppliers.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately, provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our offerings, and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition and results of operations could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.

We rely on a limited number of third-party payment processors to process deposits and withdrawals made by our users. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to our users, any of which could make our technology less trustworthy and convenient and adversely affect our ability to attract and retain our users.

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. Any introduction of legislation or regulations restricting financial transactions with online gambling operators or prohibiting the use of credit cards and other banking instruments for online gambling transactions, or any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the online gambling industry in particular, may restrict the ability of EEG to accept payment from its customers or facilitate withdrawals by them. Certain governments may seek to impede the online gambling industry by introducing legislation or through enforcement measures designed to prevent customers or financial institutions based in their jurisdictions from transferring money to online gambling operations. They may seek to impose embargoes on currency use, wherever transactions are taking place. This may result in the providers of payment systems for a particular market deciding to cease providing their services for such market. This in turn would lead to an increased risk of payments due to EEG being misappropriated, frozen or diverted by banks and credit card companies. We may in the future offer new payment options to users that may be subject to additional regulations and risks. There may be a limited availability of alternative systems, in particular in light of recent consolidation in the financial services industry. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations and regulators governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators, including state Attorneys General, as well as those levied by foreign regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.

We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our products with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing technology or product offerings, substantial engineering and marketing resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our offerings, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition and results of operations.

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

Gambling operators can be liable to make contributions to sporting bodies whether under regulations or agreement, such as The Horserace Betting Levy Board in the UK, as a way of ensuring certain revenues generated from betting on sports are used to benefit those sports or related interests. We may also be required to pay royalties or other types of levy to the organizers of sporting events, or the rights holders in respect of such, to offer betting markets on such events. Any requirement to pay additional levies, fees or royalties would have a material adverse effect on our business. In all such cases, the level of any such levy, fee or royalty will be outside the control of the Company. The Company cannot predict with any certainty what future payments may be required for the success of their business in the future and what other additional resources will need to be made available to address the conditions which impose fees, royalties or other levies, as well as sports integrity issues.

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

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. While we expect significant revenue growth during the next 12 months as a result of our recent acquisitions of Argyll, EGL, Lucky Dino, ggCircuit, Helix and Bethard, we may not may not be able to achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

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

Our business may be materially and adversely affected by increased levels of debt and debt covenants.

In order to finance our business or to finance possible acquisitions we may incur significant levels of debt compared to historical levels, and we may need to secure additional sources of funding, which may include debt or convertible debt financing, in the future. A high level of debt, arduous or restrictive terms and conditions relating to accessing certain sources of funding, failure to meet the financial and/or other covenants in our credit and/or support facilities and any significant reduction in, or access to, such facilities, poor business performance or lower than expected cash inflows could have adverse consequences on our ability to fund our business operations. Other effects of a high level of debt include the following:

●	we may have difficulty borrowing money in the future or accessing sources of funding;
●	we may need to use a large portion of our cash flows from operating activities to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities;
●	a high debt level, arduous or restrictive terms and conditions, or lower than expected cash flows would make us more vulnerable to economic downturns and adverse developments in our business; putting us at risk of violating debt covenants; and
●	if operating cash flows are not sufficient to meet our operating expenses, capital expenditures and debt service requirements as they become due, we may be required, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products and services, sell assets and/or forego business opportunities including acquisitions, research and development projects or product design enhancements.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Although we are not required to provide an attestation report on the internal controls over financial reporting by our independent registered public accounting firm, we are required to comply with applicable requirements of the Sarbanes-Oxley Act as well as other rules and regulations that include, and not limited to, the listing standards of The Nasdaq Stock Market, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting as it relates to our operations inclusive of recent business combinations. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Failure to remediate our material weakness or maintain adequate financial, information technology and management processes and controls could lead to errors in our financial reporting, which could adversely affect our business.

We have identified material weaknesses in our internal control that includes the inability to (i) complete an effective assessment of our internal controls over financial reporting, (ii) maintain sufficient period-end financial reporting controls related to segregation of duties, reviews of completed or non-recurring transactions, and procedures for preparing the financial statements and disclosures, and (iii) maintain sufficient information technology controls and perform testing of information technology controls for operating effectiveness. If we do not remediate our material weaknesses and complete our implementation of internal controls, we may not detect errors timely, produce reliable financial reports, and prevent financial fraud. A lack of internal control could also result in regulatory scrutiny and a loss of confidence by stakeholders, which in-turn could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

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

From time to time, Esports may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend Esports against claims by third parties, or to enforce any rights that Esports may have against third parties, may be necessary, which could result in substantial costs and diversion of Esports’ resources, causing a material adverse effect on its business, financial condition and results of operations. Aside from the lawsuit and other matters referenced herein under the heading “Legal Proceedings”, the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

Our business may be materially and adversely affected by the combined company’s business following acquisitions. If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. According to the Board issued Accounting Standards Update No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and Accounting Standards Update No. 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at three different points in time. The first is the transitional test, which was required at the beginning of the fiscal year in which ASC Topic 350 was adopted. In general, the valuation methods used for the transitional test must be consistent with all subsequent impairment testing. The second type of impairment testing is the interim test, which is required if certain “trigger events” occur, such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. Finally, companies must also perform annual tests for impairment. However, upon meeting certain criteria, some firms may not require a quantitative annual test. Other intangible assets will continue to be amortized over their useful lives. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.

A material proportion of the Company’s operations are conducted in foreign jurisdictions including, but not limited to: the United Kingdom, Malta and Sweden. It is expected that the Company will derive more than 80% of its revenue from transactions denominated in currencies other than the United States dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons, its business may be harmed.

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

The Company expects that it will derive in excess of 80% of its revenues in currencies other than the United States dollar; however, a substantial portion of the Company’s operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the Euro and other currencies may have a material adverse effect on the Company’s business, financial condition and operating results. The Company’s consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. The Company is exposed to currency exchange rate fluctuations because portions of its revenue and expenses are denominated in currencies other than the United States dollar, particularly the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect the Company’s operating results and cash flows and the value of its assets outside of United States. If a foreign currency is devalued in a jurisdiction in which the Company is paid in such currency, then the Company’s customers may be required to pay higher amounts for the Company’s products, which they may be unable or unwilling to pay.

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

Global privacy concerns could result in regulatory changes and impose additional costs and liabilities on the Company, limit its use of information, and adversely affect its business.

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

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect the Company’s eligibility for a license in another jurisdiction. The Company may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect its operations. The finding of suitability process may be expensive and time-consuming. The Company’s delay or failure to obtain licenses and approvals in any jurisdiction may prevent it from distributing its solutions and generating revenues. A gaming regulatory body may refuse to issue or renew a registration, license or other approval if the Company, or one of its directors, officers, employees or associates: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets a registration, license or other approval requirement, (iii) has breached or is in breach of a condition of registration, licensure, other approval or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for registration, license or other approval or in reply to an enquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar registration, license or other approval in another jurisdiction, (vi) has held a similar registration, or license or other approval in that province, state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offence, inside or outside of the United States that calls into question the Company’s honesty or integrity or the honesty or integrity of one of its directors, officers, employees or associates. Or is otherwise a disqualifying offense

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Furthermore, we may be subject to disciplinary action or our licenses may be in peril if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities.

Additionally, the Company’s services must be approved in some jurisdictions in which they are offered; this process cannot be assured or guaranteed. Obtaining these approvals is a time-consuming process that can be extremely costly. Even where a jurisdiction regulates online gaming, it may not be commercially desirable to secure a license in such a jurisdiction due to tax or other operational considerations.

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

While the U.K. and other European countries and territories such as Malta, Alderney and Gibraltar have currently adopted a regime which permits its licensees to accept wagers from any jurisdiction, other countries, including the United States have, or are in the process of implementing, regimes which permit only the targeting of the domestic market provided a local license is obtained and local taxes accounted for. Other European countries and territories continue to defend a licensing regime that protects monopoly providers and have combined this with an attempt to outlaw all other supplies. By contrast, a number of countries have not passed legislation in relation to online gambling but may introduce it. Some jurisdictions have not updated legislation focused on land-based gambling which may be interpreted in an unfavorable way to online gambling. Different jurisdictions have different views to determining where gambling takes place and which jurisdiction’s law applies and these views may change from time to time.

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

Furthermore, any person required by a gaming authority to be found suitable, who is found unsuitable by the gaming authority, may not hold directly or indirectly ownership of any voting security or the beneficial or record ownership of any non-voting security or any debt security of any public corporation which is registered with the relevant gaming authority beyond the time prescribed by the relevant gaming authority. A violation of the foregoing may constitute a criminal offence. A finding of unsuitability by a particular gaming authority impacts that person’s ability to associate or affiliate with gaming licenses in that particular jurisdiction and could impact the person’s ability to associate or affiliate with gaming licenses in other jurisdictions.

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

In the context of our EU-facing operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate. In addition, portions of our business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws, can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

In our efforts to comply with these requirements, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. While the UK data protection laws are currently similar to the corresponding EU laws, it is possible that those laws will diverge in the future; to the extent that those laws do diverge, then that may increase the costs of maintaining regulatory compliance. There is also a risk that it may become more difficult to make cross-border transfers of personal data, as a result of diverging data protection regimes in the territories where our customers are located and the territories where our operations are based. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR or the e-Privacy Directive, or the UK data protection laws, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

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

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. Argyll owns a European Union registered trademark for its SportNation brand, and Esports Entertainment Malta owns European Union registered trademarks for its Lucky Dino brands. As of the date hereof, we do not have any federally registered trademarks owned by us in relation to the Vie.gg brand, but we plan to pursue registered trademarks for Vie.gg and the Esports Entertainment Group. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

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

Risks Related to Our Common Stock

The trading price of our Class A common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The trading price of our Class A common stock has been, and will likely continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Class A common stock and our Class A common stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our Class A common stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	lack of adjacent competitors;
●	our opening results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning DraftKings or the industries in which we operate in general;
●	our ability to market new and enhanced products and services on a timely basis;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Class A common stock by our directors, executive officers or significant stockholder or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our Class A common stock irrespective of our operating performance. The stock market in general, and The Nasdaq Stock Market, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Class A common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Class A common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject. Accordingly, a stockholder could suffer a reduction in the value of their shares.

The coverage of our business or our Class A common stock by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our Class A common stock is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts, or the content and opinions included in their reports. Analysts who publish information about our securities may have had relatively little experience with our company given our history, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

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

Efforts to remediate our material weakness and comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot remediate our material weakness or favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We relocated our executive and business offices to Block 6, Triq Paceville, Saint Julians, Malta, STJ 3109 effective August 19, 2021. The terms of the lease require annual rent of €83,000 with respect to the first year, with the rent increasing by 4% in each of the subsequent year for a term of 5 years. Prior to the relocation, our executive and business offices were located at 170 Pater House, Psaila Street, Birkirkara, Malta, BKR 9077 where we sub-leased approximately 150 square feet of property. We have also entered into a lease in Hoboken New Jersey effective September 1, 2021 that serves as the headquarters for our gaming operations in the United States.

Item 3. Legal Proceedings.

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s common stock as compensation for their acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead Securities, LLC $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. The Company paid $294,051 to settle the arbitration award, inclusive of accrued interest, on August 24, 2021.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The Company has recorded a liability for the amount of the settlement in accounts payable and accrued expenses at June 30, 2021. The amount of the settlement was not material to the consolidated financial statements of the Company.

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

As of October 11, 2021, 21,985,172 shares of our common stock were issued and outstanding.

Approximate Number of Equity Security Holders

As of October 11, 2021, there were approximately 138 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

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

Rule 10B-18 Transactions

During the fiscal year ended June 30, 2021, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2021, the Company issued 73,698 shares for services. These securities discussed in this Item 5 were issued in reliance on the exemption under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of ggCircuit, Helix, Lucky Dino, EGL, FLIP and Argyll took place during the fiscal year ended June 30, 2021, this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2021 fiscal year end and the Company’s historical business prior such acquisitions. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is the competitive playing of video games by amateur and professional teams as a spectator sport. Esports typically takes the form of organized, multiplayer video games that include genre’s such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of June 30, 2021, the three most popular esports Strike: Global games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Offensive (a first-person shooter game). Other popular games include Fortnite, StarCraft II, Call of Duty¸ Overwatch, Hearthstone and Apex Legends. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

EEG is an esports focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We are focused on driving growth in two markets that include iGaming (“EEG iGaming”) and esports (“EEG Games”).

EEG iGaming:

EEG iGaming includes the esports betting platform with full casino and sportsbook functionality and services for iGaming customers. Our in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources from our FLIP acquisition.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Maltese Gaming Authority (MGA) license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, Canada, New Zealand and South Africa, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	Argyll Entertainment’s flagship Sportnation.bet online sportsbook and casino brand, licensed in the UK and Ireland,
●	Lucky Dino’s 5 online casino brands licensed by the MGA on its in-house built iDefix casino-platform, and
●	The recently acquired Bethard online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses.

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey. We intend to launch this platform, which was previously licensed in Curacao, live in the state prior to December 31, 2021, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. In accordance with standard practice, prior to our CSIE licensure we will request approval to operate pursuant to a transactional waiver order issued by the New Jersey DGE. However, there is no assurance that the “live” date will be met as there are numerous technology and other approvals required before going “live”. See Item IA, Risk Factors,

In total, we currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden) and are in the process of acquiring one in New Jersey. Our acquisitions of Argyll Entertainment, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games:

EEG Games is focus is on providing esports entertainment experiences to gamers through a combination of 1) in-person experiences (at Helix Centers), 2) online tournaments (through recently acquired EGL tournament platform), and 3) player-vs-player wagering (through our soon-to-be-released LANDuel product). In order to provide exposure for our platforms, we have signed numerous exclusive marketing relationships with professional sports organizations across the NFL, NBA, NHL and MLS.

Underpinning our focus on esports and EEG Games customers, is our proprietary infrastructure software, ggCircuit. ggCircuit is the leading provider of local area network (“LAN”) Center management software, enabling us to seamlessly manage mission critical functions such as game licensing and payments.

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

Results of Operations

Comparison on Year ended June 30, 2021 and 2020

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. Material changes in line items in our Statement of Operations for the year ended June 30, 2021 as compared to the same period last year, are discussed below. The financial data is at the consolidated level and reported in U.S. Dollar ($).

Revenue

Revenue for the year ended June 30, 2021 and 2020 totalled $16.8 million and zero, respectively. The revenue for the year ended June 30, 2021 is primarily attributable to the acquisitions of Argyll and Lucky Dino.

Cost of Revenue

Cost of revenue for the year ended June 30, 2021 and 2020 totalled $7.9 million and zero, respectively. The cost of revenue for the year ended June 30, 2021 primarily includes $5.2 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $2.2 million for the game provider expenses and $0.5 million for other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense for the year ended June 30, 2021 totalled $10.0 million, an increase of $9.7 million over the $0.3 million recorded for the year ended June 30, 2020. The increase was primarily attributable to $7.2 million in affiliate costs related to iGaming services, $2.3 million for sponsorship agreements with professional sports clubs and our service partners, and $0.2 million for other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense for the year ended June 30, 2021 totalled $24.6 million, an increase of $20.9 million over the $3.7 million recorded for the year ended June 30, 2020. The increase was primarily attributable to increases in payroll costs of $6.3 million, costs of acquisitions of $3.5 million, professional fees, including accounting and legal expenses of $3.9 million, depreciation and acquisition related intangibles of $3.4 million, share-based compensation related expenses of $2.5 million, and $1.3 related to other general and administrative cost including incremental costs for information technology related disbursements.

Other Expenses

Other expense decreased $1.9 million from $6.3 million for the year ended June 30, 2020 to $4.4 million for the year ended June 30, 2021. The other expense for the year ended June 30, 2020 results primarily from the settlement of debt and related financial instruments, such as derivative liabilities and warrants, that were converted to equity in connection with our public offering and uplisting to the NASDAQ. The other expense for the year ended June 30, 2021 primarily included a charge of $4.7 million related to the revaluation of the warrant liability recorded in connection with the acquisition of Argyll through issuance of common stock, a charge of $1.7 million related to the settlement of the contingent consideration liability for the FLIP and EGL acquisitions through the issuance of common stock, and interest expense of $0.7 million related primarily to the Senior Convertible Note. This was partially offset by a benefit of $3.2 million related to the revaluation of Series A and Series B warrants issued in connection with the Senior Convertible Note dated June 2, 2021.

Income Tax

The income tax benefit for the year ended June 30, 2021 was $3.8 million. The income tax expense recognized for the year ended June 30, 2020 was immaterial. The income tax benefit recorded for the year ended June 30, 2021 results primarily from the release of valuation allowance of $4.1 million that followed an assessment of the realizability of our deferred tax assets subsequent to the completion of the Argyll, EGL, GGC and Helix acquisitions. It is anticipated that our deferred tax assets will be realized through future reversal of deferred tax liabilities. The income tax benefit was offset by income tax expense related to one of our foreign subsidiaries as well as the estimated exposure for accrued interest and penalties that may be imposed related to tax filings.

Capital Resources and Liquidity

Liquidity and Going Concern

The Company must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in this report are issued. The evaluation of going concern under the accounting guidance requires significant judgment. The Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2021, the Company had approximately $19.9 million of available cash on-hand. On October 12, 2021, one business day preceding this filing, the Company had approximately $2.4 million of available cash on-hand, with the decrease in the available cash balance resulting primarily from the cash payment of €13,000,000 (equivalent to $15,346,019 using exchange rates on the date of acquisition) on July 13, 2021 to acquire the Bethard Business (discussed in Note 19 – Subsequent Events). The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. These conditions were determined to raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company may sell up to approximately $20,000,000 shares of its common stock (discussed in Note 19 – Subsequent Events), (ii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iii) the ability to raise additional financing from other sources. These plans were however determined to require the Company to place reliance on several factors as described above, and therefore were not sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

The Company’s sources and (uses) of cash for the year ended June 30, 2021 and 2020 are shown below:

	2021	2020
Cash used in operating activities	$18,883,006	$2,269,652
Cash used in investing activities	$56,133,256	$500,000
Cash provided by financing activities	$86,356,201	$15,079,547

At June 30, 2021, we had total current assets of $29.7 million and total current liabilities of $12.2 million. Net cash used in operating activities for the year ended June 30, 2021 was $18.9 million, which includes a net loss of $26.4 million, offset by non-cash adjustments of $7.3 million principally related to non-cash expenses for share based compensation expense of $4.1 million, amortization and depreciation of $3.4 million, amortization of the right of use asset of $0.2 million, amortization of debt discount $0.5 million, loss on change in fair value of warrant liability of $1.5 million and loss on change in fair value of contingent consideration of $1.7 million, offset by a non-cash benefit for deferred income taxes related to a change in valuation allowance of $4.1 million. The change in net working capital items resulted in a use of cash of $0.2 million primarily related to increase in the receivables reserved from users account of $2.3 million, prepaid expense and other current assets of $2.2 million and account receivables of $0.1 million, other non-current assets $0.2 million, deferred revenue $0.1 million, and operating lease liability $0.1 million. This was offset by an increase in accounts payable and accrued expenses of $4.3 million and liabilities to customers of $0.7 million.

Net cash used in investing activities for the year ended June 30, 2021 totalled $56.1 million principally related to the cash payments for acquisitions that included $28.9 million for Lucky Dino ($30.1 million net of cash acquired of $1.2 million), $15.0 million for ggCircuit ($14.9 million net of cash acquired of $0.1 million), $10.0 million for Helix ($9.9 million net of cash acquired of $0.1 million), $0.7 million for Argyll ($0.6 million net of cash acquired of $0.1 million), $0.6 million for EGL ($0.5 million net of cash acquired of $0.1 million and further increased by $0.1 million representing additional contingent Holdback Consideration paid in cash), $0.1 million for FLIP, as well as purchased intangible assets and equipment of $0.8 million.

Net cash provided by financing activities for the year ended June 30, 2021 totalled $86.4 million that included the net proceeds of $27.3 million that had been raised from the issuance of common stock as well as net proceeds of $26.6 million from the exercise of stock options and warrants for shares of common stock. The Company also received net proceeds of $32.5 million (gross proceeds of $35.0 million less debt issuance costs of $2.5 million) from the issuance of the Senior Convertible Note dated June 2, 2021 that was offset by the repayment of a note payable of $0.1 million.

Senior Convertible Note

On June 2, 2021 the Company issued a Senior Convertible Note in the principal amount of $35,000,000 million with the Company receiving proceeds at issuance of $32.5 million, net of debt issuance costs of $2.5 million. The Senior Convertible Note matures on June 2, 2023, at which time the Company is required to repay the original principal balance and a “minimum return” equal to 6% of any outstanding principal. The aggregate principal of the Senior Convertible Note repayable at maturity is $37,100,000 and the Senior Convertible Note accrues interest at rate of 8% per annum payable in cash monthly. The Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants . On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Senior Convertible Note totaling $26,680,000. The debt discount is being amortizing to interest expense over the term of the Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

The Senior Convertible Note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The conversion amount is calculated as the principal balance identified for conversion plus a minimum return of 6% on such principal balance. At any time after issuance, the Company has the option, subject to certain conditions, to redeem some or all of outstanding principal, inclusive of any minimum return due to the holder based on the number of days the principal is outstanding.

The Senior Convertible Note is subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue, or issue any variable rate securities, the holder of the Senior Convertible Note has the additional right to substitute such variable price (or formula) for the conversion price. If the holder were to substitute a floor price of $2.1832 as the variable price, the Company would be required to settle in cash any difference between the market value of the shares subject to conversion at the floor price and the market value of the shares using the variable price, excluding any reference to the floor. The holder of the Senior Convertible Note also has the right to have the Company redeem all or a portion of the Senior Convertible Note at a redemption price equal to 106% of the portion of the Senior Convertible Note being redeemed should the Company provide notice of incurring additional debt.

If an event of default occurs, the holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable in a cash due such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the floor price of $2.1832 or a price derived from the volume weighted average price of the Company’s common stock at the time of Alternate Conversion. If the Alternate Conversion were to include the floor price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor.

In connection with an event of default, the holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 115% of the outstanding principal of the Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s common stock underlying the Convertible Note, as determined in accordance with the Convertible Note, if greater. The noteholder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the holder, together with certain related parties, would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

In addition, unless obtain approval is obtained from the Company’s stockholders as required by Nasdaq, the Company is prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock, or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching our obligations under the rules and regulations of Nasdaq.

In connection with a change of control, as defined in the Senior Convertible Note, the holder may require the Company to redeem all or any portion of the Senior Convertible Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of the Company’s common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note.

The Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also will be subject to certain financial covenants relating to available cash, ratio of outstanding indebtedness to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues commencing June 30, 2022.

The Company evaluated its compliance with the debt covenants in the Senior Convertible Note as of June 30, 2021 and the period from July 1, 2021 through October 13, 2021 and determined that it had not maintained compliance with certain covenants in the Senior Convertible Note. The Company therefore requested and received a waiver for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the existing lien on the shares of Prozone Limited obtained in the acquisition of the Bethard Business (see discussion of the acquisition of the Bethard Business as a subsequent event in Note 19) and (iii) any known breach which would result from the issuances of up to 200,000 shares common stock in connection with the Company’s proposed purchase of certain equity interests in Game Fund Partners Group LLC (as further discussed as a subsequent event in Note 19). In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the waiver, the Company agreed to permit the immediate conversion of up to $7,500,000 of the outstanding balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock of the Company. In the event of default following December 25, 2021, the holder may exercise any and all rights available to it following such a default that includes redemption of the Senior Convertible Note for cash. The holder may also choose to convert any outstanding indebtedness in the form of the Alternate Conversion Price as provided in the Senior Convertible Note, subject to the terms and conditions contained therein, until such time as the Company is in compliance with the above-mentioned Sections.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical and industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

A full discussion of our significant accounting policies is contained in Note 2 to our consolidated financial statements, which is included in Item 8 – “Financial Statements and Supplementary Data” of this report. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our financial results. These estimates require our most difficult, subjective or complex judgments because they relate to matters that are inherently uncertain. We have reviewed these critical accounting policies and estimates and related disclosures with our Audit Committee.

Revenue recognition

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “iGaming” revenue), as well from the provision of esports gaming, event and team management services. The amount of revenue is recognized by the Company is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third party iGaming expenses within costs of revenue in the consolidated statement of operations.

Esports Gaming Service Revenue

The Company derives revenue from the operation of esports game centers, sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting and data analytic services provided to game operators. The revenue from the operation of esports centers by the Company is recognized when a customer purchases time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of food and beverages is recognized at the point of sale. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, which generally can range from one month to one year in duration, beginning on the date the customer is provided access to the Company’s hosted software platform.

The Company may further provide consultation services related to the use of hardware and equipment for gaming operations together with implementation services that include sourcing, training, planning, and installation of technology. The Company also has contracts with software companies to provide talent data analytics and related esports services, which include analytic development, other related services to develop software and applications for tournaments, to provide data support, data gathering, gameplay analysis and reporting which includes talent analytics and related esports services, including analytic development, data analysis, survey design, interview services, player dossiers, and expert services. The Company may further enter partnership contracts with strategic customers within the esports industry. The partnership contracts are negotiated agreements, which contain both licensing arrangements of intellectual property and development services, including fixed and variable components.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts.

Esports Event Management and Team Service Revenue

The Company derives revenue from esports event management and team services. Esports event management services support the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live or online. The revenue generated from esports event management services is generally earned on a fixed fee basis per event. The esports team services offering of the Company include recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

The Company evaluates the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third-party contractor, the Company acts as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company has determined it acts in the role of an agent to the customer as the event creator. The Company has also determined it acts as an agent when it collects a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

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

The Company also records payments received in advance of performance under an esports gaming services contract or event management or team services contract as deferred revenue.

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

Impairment of Goodwill and long-lived assets

Goodwill is not amortized but rather it is tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

The Company performs a quantitative impairment test for goodwill utilizing the two-step approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired and an impairment charge will be recorded to reduce the reporting unit to fair value. There was no goodwill recorded by the Company during the year ended June 30, 2020. There was no impairment of goodwill for the year ended June 30, 2021.

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future revenues and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. The Company recorded an impairment of intangible assets of $67,132 during the year ended June 30, 2020. There was no impairment of long-lived assets identified for the year ended June 30, 2021.

Derivative financial instruments

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

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations. Refer to Note 18 for additional disclosures related to the change in fair value of derivative liabilities.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. As further discussed below, we have identified material weaknesses in the effectiveness, design and operation of our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management, including the chief executive officer and chief financial officer, do not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As of June 30, 2021, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an ongoing and/or separate evaluation to determine whether the components of internal control are present and functioning within the period under audit;
2.	We did not have sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of completed or non-recurring transactions, and procedures for preparing the financial statements and disclosures.
3.	We did not have sufficient controls in place as it relates to information technology (“IT”) controls and IT technology controls were not evaluated to determine operating effectiveness.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the SEC that permit the us to provide only the management’s report in this annual report.

Item 9B. Other Information.

As previously reported in the Company’s Current Report on Form 8-K dated and filed on May 28,2021, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Investor”) pursuant to which it sold a Senior Convertible Note, with an initial principal amount of $35 million (the “Senior Convertible Note”). The loan documents contained customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. Such documents also contained financial covenants relating to available cash, the Company’s ratio of debt to market capitalization and minimum cash flow relating to minimum revenue.

The Company evaluated its compliance with it’s the debt covenants as of June 30, 2021 and the period from July 1, 2021 through October 13, 2021 and determined that it had not maintained compliance with certain covenants in the Senior Convertible Note. The Company therefore requested and received a waiver (the “October 2021 Waiver”) for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the existing lien on the shares of Prozone Limited (see discussion of acquisition of the Bethard Business as a subsequent event in Note 19) and (iii) any known breach which would result from the issuances of up to 200,000 shares Common Stock in connection with the Company’s proposed purchase of certain equity interests in Game Fund Partners Group LLC (as further discussed as a subsequent event in Note 19). In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 2021 Waiver, the Company agreed to permit the immediate conversion of up to $7,500,000 of the outstanding balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock of the Company. In the event of default following December 25, 2021, the holder may exercise any and all rights available to it following such a default that includes redemption of the Senior Convertible Note for cash. The holder may also choose to convert any outstanding indebtedness in the form of the Alternate Conversion Price as provided in the Senior Convertible Note, subject to the terms and conditions contained therein, until such time as the Company is in compliance with the above-mentioned Sections.

The summary of the October 2021 Waiver is qualified in its entirety by reference to the forms of such agreements, which are filed as exhibits to this Annual Report and incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance.

The names of our executive officers and directors and their age, title, and biography as of October 13, 2021 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Grant Johnson	60	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Daniel Marks	42	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Director
John Brackens	40	Chief Information Officer & Chief Technology Officer
Damian Mathews	49	Director
Chul Woong Lim	38	Director
Alan Alden	58	Director
Warwick Bartlett	74	Director
Mark Nielsen	45	Director
Stuart Tilly Adrien Lefevre	43 35	Chief Legal Officer Chief Risk & Compliance Officer

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each person described below, led to our conclusion that the person should serve as a director in light of our business and structure:

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

John Brackens

Mr. Brackens combines over 12 years of experience in information technology senior management following a 4-year career leading customer experience teams. Previously, he had been involved in five organizations within the game industry holding positions including Chief Operating Officer, Treasurer, Foreign Director, and Network Operations Manager. From 2018 through January 2019, Mr. Brackens was the Operations Director for Carte Blanche Entertainment, Inc., an iGaming company. From 2016 to 2017, he was Chief Operating Officer for Sparkjumpers Pte Ltd., a company involved in video game development and eSports tournament events. From January 2014 to January 2016, he was Manager of Network Operations of Activision Blizzard - Demonware an entertainment company that focused on AAA game development. Mr. Brackens studied Electrical Engineering at Arizona State University. On September 26, 2019, Mr. Brackens was appointed chief technology officer of the Company.

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

Mark Nielsen

Mr. Neilsen co-founded ggCircuit, LLC in 2017, a cloud based esports software solution for LAN centers around the world. At ggCircuit Mark was the Chief Marketing Officer and then Chief Operating Officer before it was purchased by Esports Entertainment Group, Inc. Mr. Neilsen founded and now serves as the Chief Evangelist for Nieley, LLC, a B2B sales, marketing and operations support agency for the games industry. Mr. Nielsen is also the founder and President of iGames, Inc., which builds and manages gaming based communities. One of iGames first projects was supporting over 1000 LAN centers and executing over 200 tournaments including the official Halo National Championships. Mr. Neilsen has lead iGames to power some of the largest gaming communities for clients such as Alienware Arena and the Intel Gaming Access Program, reaching more than 100 million monthly participants. Prior to iGames, Mark served in similar evangelical roles at Intel, Silicon Graphics, Inc, 3D graphics pioneer Rendition and GIobal VR. He holds a BA in Business Administration-Finance from California Polytechnic State University (Cal Poly) at San Luis Obispo, where he was also a 4-time All-American tennis player voted “Best All-Around Athlete” of the school and a winner of National Tennis Magazine’s prestigious Arthur Ashe Leadership Award.

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

Adrien Lefèvre

Mr. Lefèvre combines over 10 years of experience in Compliance and senior management. Previously, he had been involved in over 10 organizations within the game industry holding positions including Chief Risk & Compliance Officer, Group Secretary, Legal Officer, Compliance Officer, Risk Officer and Consultant. From 2019 through June 2020, he was a consultant for various B2B, and B2C I-gaming companies involved in multiple jurisdictions and gaming verticals. From 2016 through January 2019, Mr. Lefèvre was the Multigroup Ltd, Chief Risk & Compliance Officer and Group Secretary, a subsidiary of 500.com Ltd, an iGaming B2B & B2C company specialized in Secondary Lottery. From 2015 to 2016, he held the position of Compliance Officer with GVC Holdings and Videoslots Ltd. From 2010 to 2015, he was Compliance Analyst and Executive Escalation Specialist at PayPal Europe Services Ltd. Mr. Lefèvre holds a postgraduate in Financial Services Law, Regulation and Compliance from London Metropolitan University. On July 1st, 2020, Mr. Lefèvre was appointed Chief Risk & Compliance Officer of the Company

Warwick Bartlett, Damian Mathews, Chul Woong Lim and Alan Alden are independent directors as that term is defined in Section 5605(a)(2) of the Nasdaq Stock Market rules.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended June 30, 2021, all of the Company’s officers, directors and ten percent holders have made the required filings other than Mr. Lefèvre’ Form 3 upon his becoming an executive officer.

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

Our board of directors consists of 7 members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market rules.

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

Compensation Committee: Alan Alden, Chul Woong Lim, and Warwick Bartlett. Mr. Alden serves as Compensation Committee Chairman.

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

Board Diversity

We seek diversity in experience, viewpoint, education, skill, and other individual qualities and attributes to be represented on our Board of Directors. We believe directors should have various qualifications, including individual character and integrity; business experience; leadership ability; strategic planning skills, ability, and experience; requisite knowledge of our industry and finance, accounting, and legal matters; communications and interpersonal skills; and the ability and willingness to devote time to our company. We also believe the skill sets, backgrounds, and qualifications of our directors, taken as a whole, should provide a significant mix of diversity in personal and professional experience, background, viewpoints, perspectives, knowledge, and abilities. Nominees are not to be discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law. The assessment of prospective directors is made in the context of the perceived needs of our Board of Directors from time to time.

All of our directors have held high-level positions in business or professional service firms and have experience in dealing with complex issues. We believe that all our directors are individuals of high character and integrity, are able to work well with others, and have committed to devote sufficient time to the business and affairs of our company. In addition to these attributes, the description of each director’s background set forth above indicates the specific qualifications, skills, perspectives, and experience necessary to conclude that each individual should continue to serve as a director of our company.

Board and Committee Meetings

Our Board of Directors held ten formal board meetings and four formal Audit Committee meetings during year ended June 30, 2021. Our Board of Directors held one formal board meetings and one formal Audit Committee meetings during year ended June 30, 2020.

Annual Meeting Attendance

We encourage each of our directors to attend annual meetings of stockholders. To that end, and to the extent reasonably practicable, we will schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.

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

Item 11. Executive Compensation.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2021 and 2020 (collectively, the “Named Executive Officers”) who served in such capacities.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Other Annual Compensation	All Other Compensation	Total
Grant Johnson,	2021	$300,000	—	92,000	276,000	—	14,800	$682,800
CEO and President(2)	2020	$150,000	—	—	—	—	—	$150,000

John	2021	$207,400	—	52,794	184,000	—	—	$444,194
Brackens CTO(3)	2020	$94,000	—	83,645	—	—	—	$177,645

Stuart
Tilly,	2021	$320,013	—	23,000	46,000	—	—	$389,013
Chief Legal Counsel (4)	2020	$11,510	—	—	—	—	—	$11,510

Daniel Marks,	2021	$216,000	—	23,000	69,000	—	—	$308,000
CFO(5)	2020	$9,000	—	—	—	—	—	$9,000

(1)	The fair value of options granted computed in accordance with ASC718 on the date of grant.

(2)

Annual salary of $300,000. During the year ended June 30, 2021, the Chief Executive Officer (CEO) was issued 20,000 shares of common stock at $4.60 granted price, and 60,000 stock options at $4.82 granted price. All other compensation includes $4,800 for office rent reimbursement and $10,000 for car allowance.

(3)

Annual salary of approximately $207,000. Mr. John Brackens was appointed as the Company’s Chief Technology Officer (CTO) on September 20, 2019. During the year ended June 30, 2021, Mr. John Brackens was issued 300 shares, 7,500 shares and 2,367 shares of common stock at $4.25, $4.60 and $7.19 granted price, respectively. Mr. John Brackens was issued 40,000 stock options at $4.82 granted price.

(4)

Annual salary of approximately $320,000. Mr. Stuart Tilly was appointed as the Company’s Chief Legal Counsel on June 15, 2020. Mr. Stuart Tilly is compensated through a legal consultancy agreement that requires payments of £18,000 per month to his law firm, and he also receives $500 per month through an employment agreement as Legal Counsel and Company Secretary. During the year ended June 30, 2021, Mr. Stuart Tilly was issued 5,000 shares of common stock at $4.60 granted price, and 10,000 stock options at $4.82 granted price.

(5)	Annual salary of $216,000. Mr. Daniel Marks was appointed as the Company’s Chief Financial Officer (CFO) on June 15, 2020. During the year ended June 30, 2021 the CFO was issued 5,000 shares of common stock at $4.60 granted price, and 15,000 stock options at $4.82 granted price.

Employment Agreements

Grant Johnson

On June 1, 2017, we entered into an Employment Agreement with Grant Johnson to serve as our Chief Executive, President, Financial and Accounting Officer. The agreement provides for an annual salary of $150,000. On September 29, 2020, we entered into an Amended and Restated Employment Agreement with Grant Johnson to serve as our Chief Executive Officer (the “Johnson Employment Agreement”). We will continue to employ Mr. Johnson for the period beginning retroactively on May 1, 2020 (the “Commencement Date”) and ending on January 31, 2025, (the “Initial Term”). The Initial Term shall be automatically renewed for successive consecutive one (1) year periods (each, a “Renewal Term” and the Initial Term and Renewal Term are collectively referred to as the “term of employment”) thereafter unless either party sends written notice to the other party, not more than 270 days and not less than 180 days before the end of the then-existing term of employment, of such party’s desire to terminate the Johnson Employment Agreement at the end of the then-existing term, in which case the Johnson Employment Agreement will terminate at the end of the then-existing term.

The Johnson Employment Agreement provides for an annual salary of $300,000 (the “Base Salary”). In addition to the Base Salary, Mr. Johnson may receive a cash bonus up to 150% of the Base Salary determined by the relationship between our annual performance and an annual target performance set each year by mutual agreement between the Board of Directors.

Mr. Johnson participates in the executive stock option plan consistent with other C-level officers. In addition, the Mr. Johnson shall receive 100,000 shares of our common stock for each stock or asset acquisition consummated during the term of his employment that increases the gross revenues of the Company by $10,000,000 or more, as determined by the auditors and the Board of Directors. He will also be issued 200,000 of our common stock if we reach positive cash flow EBIDTA, as determined our auditors and the Board of Directors. Mr. Johnson will further receive a common stock issuance of 200,000 shares if our market capitalization exceeds $500,000,000 for a period of 30 consecutive trading days. In addition, the Mr. Johnson will receive a 200,000 common stock issuance if our market capitalization exceeds $1,000,000,000 for a period of 30 consecutive trading days. Further, Mr. Johnson will receive an issuance of 200,000 shares of common stock if our market capitalization exceeds $1,500,000,000 for a period of 30 consecutive trading days. Mr. Johnson will also be entitled receive an additional 100,000 shares of common stock for each additional $100,000,000 increase in market capitalization thereafter, provided that such increase is sustained for a period of 30 consecutive trading days.

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

John Brackens

On May 9, 2019, the Company entered into an employment agreement with Mr. John Brackens to serve as the Company’s Chief Information with a salary of $120,000 per annum. On September 20, 2019, the Company entered in a new employment agreement with Mr. Brackens to update Mr. Brackens position with the Company as its Chief Technology Officer. Under this amended agreement, Mr. Brackens was to receive an initial base salary of $120,000 per annum with his salary increased to $144,000 per annum upon the Company’s completion of financing in excess of $5,000,000. On May 1, 2020, the Company further amended the employment agreement with Mr. Brackens to update Mr. Bracken’s salary to $144,000 per annum. On February 22, 2021 the employment agreement with Mr. Brackens was amended further to increase Mr. Bracken’s salary effective from March 1, 2021 to approximately $200,000 payable in U.S. dollars and Euro.

The employment agreement with Mr. Brackens is for one year and is automatically extended for an additional one year term unless the Company or Mr. Brackens provides written notice within 60 days notice prior to the end of the current employment term. Mr. Brackens is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The employment agreement with Mr. Brackens may be terminated with or without cause. Upon termination Mr. Brackens’ employment because of disability, the Company shall pay or provide Mr. Brackens (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Brackens’ employment because of death, Mr. Brackens’ estate shall be entitled to any Accrued Benefits. Upon the termination Mr. Brackens’ employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Brackens any Accrued Benefits.

Daniel Marks

On June 11, 2020, Mr. Marks entered into an engagement agreement with the Company. The Engagement Agreement is for a term of one year (the “Initial Term”) and shall be automatically extended for additional terms of successive one-year periods (the “Additional Term”) unless the Company or Mr. Marks gives at least 30 days written notice prior to the expiration of the Initial Term or each Additional Term. Mr. Marks is to receive a base salary of $18,000 per month. Mr. Marks is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. The Engagement Agreement may be terminated with or without cause. The Company can terminate Mr. Marks without cause at any time during the first ninety (90) days of the Initial Term of the Engagement Agreement. Upon termination of Mr. Marks because of disability, the Company shall pay or provide to Mr. Marks (1) any unpaid salary and any accrued vacation through the date of termination; (2) any unpaid bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (3) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (4) all other payments or benefits to which he may be entitled under the terms of any applicable employee benefit plan, program or arrangement.

As a full-time employee of the Company, Mr. Marks will be eligible to participate in all of the Company’s benefit programs.

Stuart Tilly

On June 11, 2020, Mr. Tilly entered into an engagement agreement with the Company to serve at the Chief Legal Counsel. The Company also entered into a consulting agreement with Mr. Tilly through the law firm Rivington Law, whereby Mr. Tilly provides additional legal and other professional services to the Company. Mr. Tilly receives $500 per month in his role as Chief Legal Counsel and £18,000 ($24,842 translated using the exchange rate in effect at June 30, 2021) pursuant to the consulting agreement.

In his role as Chief Legal Counsel, Mr. Tilly is entitled to discretionary cash bonuses as determined from time to time by the Board or Compensation Committee as well as participation in any executive stock option plan consistent with other C-level officers. Either party may terminate the engagement agreement upon 60 days written notice.

The Company or Mr. Tilly may terminate the consulting agreement upon six months written notice . Under the consulting agreement, the Company may, at is sole discretion, terminate the agreement immediately by paying all amounts that otherwise would have been due owing during the notice period for termination. On the date of termination, for any reason whatsoever, Mr. Tilly will only be entitled to any outstanding fees or consideration earned and owed though the date of such termination.

Outstanding Equity Awards at June 30, 2021

The following table summarizes the outstanding equity award holdings held by our named executive officers and directors at June 30, 2021.

Name	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
Alan Alden (1)	20,000	$4.82	January 7, 2026
Damien Matthews (2)	20,000	$4.82	January 7, 2026
Chul Wong Lim (3)	20,000	$4.82	January 7, 2026
Warwick Bartlett (4)	20,000	$4.82	January 7, 2026
Grant Johnson, Chief Executive Officer	60,000	$4.82	January 7, 2026
Stuart Tilly, Chief Legal Counsel	10,000	$4.82	January 7, 2026
Daniel Marks, Chief Financial Officer	15,000	$4.82	January 7, 2026
John Brackens, Chief Technology Officer	40,000	$4.82	January 7, 2026
Adrien Lefevre, Chief Compliance Officer	10,000	$4.82	January 7, 2026

(1)	Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Compensation committee as from October 1, 2020.

(2)	Mr. Matthews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit committee as from October 1, 2020.

(3)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation committee as from October 1, 2020.

(4)	Mr. Bartlett was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Governance committee as from October 1, 2020.

Stock Incentive Plans

On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of common stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 is automatically increased by 233,968 shares. At June 30, 2021, there was a maximum of 1,733,968 shares of common stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of June 30, 2021, there were 1,281,959 shares of common stock available for future issuance under the 2020 Plan.

Incentive Stock Options

All of our employees are eligible to be granted Incentive Stock Options pursuant to the 2020 Plan as may be determined by our Board of Directors which administers the Plan.

Options granted pursuant to the 2020 Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board of Directors, options granted pursuant to the 2020 Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to 2020 Plan be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to be granted Non-Qualified Stock Options pursuant to 2020 Plan as may be determined by our Board of Directors which administers the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

Options granted pursuant to 2020 Plan terminate at such time as may be specified when the option is granted.

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

Directors’ Compensation

The table below shows the compensation paid to our non-executive directors during the year ended June 30, 2021.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Chul Woong Lim (3)	2021	$20,000	$—	$64,079	$84,079
	2020	$20,000	$—	$—	$20,000
Alan Alden (4)	2021	$20,000	$—	$64,079	$84,079
	2020	$20,000	$20,000	$—	$40,000
Warwick Bartlett (5)	2021	$20,000	$—	$64,079	$84,079
	2020	$5,000	$—	$—	$5,000
Damian Mathews (6)	2021	$20,000	$—	$64,079	$84,079
	2020	$1,667	$—	$—	$1,667

(1)	The fair value of stock issued for services computed in accordance with ASC718 on the date of grant.
(2)	The fair value of options granted computed in accordance with ASC718 on the date of grant.
(3)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation committee as from October 1, 2020.
(4) (5)

Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Compensation committee as from October 1, 2020.

Mr. Bartlett was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Governance committee as from October 1, 2020.

(6)	Mr. Matthews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit committee as from October 1, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding our voting shares beneficially owned as of October 11, 2021 and is based on 21,985,172 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of these tables, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of October 11, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of October 11, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: Block 6, Triq Paceville, St. Julians, Malta, STJ 3109.

The following shows the stock ownership of our officers, directors and any persons known to us who owns more than 5% of our common stock as of October 11, 2021.

Name and Address of Beneficial Owner	Number	Percent
Grant Johnson(1) 1370 Pilgrims Way Oakville, ON, Canada	3,444,134	15.25%
Daniel Marks (2) 121 Lockwood Road Riverside, CT, US	119,439	*
John Brackens (3) The Terraces, Triq is-Simar, Apt.7A, Xemxija St Paul’s Bay, Malta SPB9026	89,092	*
Chul Woong Lim (4) 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	70,780	*
Damian Mathews (5) 69 De Luen Avenue Tindalls Beach, Whangaparaoa Auckland 0930	58,000	*
Stuart Tilly (6) 87 Luton Road Harpenden, UK	111,388	*
Warwick Bartlett (7)
Rose Cottage, 28 Bowling Green Road Castletown, Isle of Man, British Isles, IM9 1EB	49,500	*
Alan Alden (8) 202, Yucca, Swieqi Road Swieqi, SWQ 3454, Malta	54,762	*
Adrien Lefevre (9)
31 Dudley Road, Kingston upon Thames
Surrey, KT12UN UK	36,660	*
Mark Nielsen (10)
5271 E Sagewood Dr, Boise
Indiana, 83716	25,000	*
All Officers and Directors as a group (ten persons)	4,058,755	16.2%

*	less than 1%

(1)	Mr. Grant Johnson and Next Generation Holdings Trust, controlled by Grant Johnson currently hold 3,353,334 shares of common stock and 90,800 options to purchase shares of common stock currently exercisable.

(2)	Includes 73,639 shares of common stock and 45,800 options to purchase shares of common stock currently exercisable.

(3)	Includes 18,292 shares of common stock and 70,800 options to purchase shares of common stock currently exercisable.

(4)	Includes 20,780 shares of common stock and 50,000 options to purchase shares of common stock currently exercisable.

(5)	Includes 8,000 shares of common stock and 50,000 options to purchase shares of common stock currently exercisable.

(6)	Includes 75,588 shares of common stock and 35,800 options to purchase shares of common stock currently exercisable.

(7)	Includes 4,500 shares of common stock and 45,000 options to purchase shares of common stock currently exercisable.

(8)	Includes 4,762 shares of common stock and 50,000 options to purchase shares of common stock currently exercisable.

(9)	Includes 5,860 shares of common stock and 30,800 options to purchase shares of common stock currently exercisable.

(10)	Includes 25,000 options to purchase shares of common stock currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Our Company’s policy with regard to related party transactions is for the Board as a whole to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

The Company incurs home office expenses allowances of $4,800 per year charged by the President of the Company for use of a home office for him and an employee of the Company. As of June 30, 2021, the Company did not have a balance payable to the President related to rent payments.

The Company has entered into a consulting agreement with its Chief Legal Counsel through the law firm Rivington Law resulting in monthly payments of £18,000 ($24,842 translated using the exchange rate in effect at June 30, 2021) for legal and other professional services provided through the consulting agreement.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2021 and 2020, including review of our interim financial statements were $104,250 and $84,350, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $282,404 and $53,850 for audit related fees during the fiscal years ended June 30, 2021 and 2020, respectively, which related to filings with the SEC and audits of acquisitions by the Company during the year ended June 30, 2021.

Tax and Other Fees. We did not incur fees to our independent registered public accounting firm for tax and other services during the fiscal years ended June 30, 2021 and 2020.

The Audit Committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

Our financial statements and the Report of Independent Registered Public Accounting Firm are included herein on page F-1.

2.	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto on page F-1.

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws	S-1	3.2	05/02/2019
4.1	Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds, or other evidences of indebtedness	S-3/A	4.1	02/03/2021
4.2	Form of Representative Warrant	S-1	4.1	02/13/2020
4.3	Form of Senior Convertible Note	8-K	4.1	06/01/2021
4.4	Description of Securities				X
10.1	Share Exchange Agreement dated May 20, 2013 by and among Company, Shawn Erickson, H&H Arizona Inc., Next Generation Holdings Trust, and the Shareholder of H&H Arizona Inc.	8-K	10.1	08/07/2014
10.2*	Amended and Restated Employment Agreement with Grant Johnson	10-K	10.9	10/01/2020
10.3*	Employment Agreement with John Brackens	8-K	10.1	05/23/2019
10.4	Form of Director Agreement	8-K	10.1	09/03/2020
10.5	Form of Engagement Agreement with Daniel Marks	10-K	10.27	10/01/2020
10.6	Stock purchase agreement, by and among Esports Entertainment Group, Inc., LHE Enterprises Limited, and AHG Entertainment, LLC	10-K	10.28	10/01/2020
10.7	Form of Warrant issued to AHG Entertainment, LLC	10-K	10.29	10/01/2020
10.8	Assignment of Intellectual Property Rights Agreement, by and among Esports Entertainment Group, Inc., AHG Entertainment Associates, LLC and Flip Sports Limited	10-K	10.30	10/01/2020
10.9	Consulting Agreement, by and among Esports Entertainment Group, Inc. and Rivington Law	10-K	10.31	10/01/2020
10.10	Consulting Agreement, by and between Esports Entertainment Group, Inc. and Rivington Law	8-K	10.1	12/08/2020
10.11	Asset Purchase Agreement, dated December 14, 2020, by and among Esports Entertainment (Malta) Limited, Lucky Dino Gaming Limited, and Hiidenkivi Esonia OU	8-K	10.1	12/17/2020

10.12	Share Purchase Agreement dated December 17, 2020, by and among Esports Entertainment Group, Inc., Phoenix Games Network Limited, and the shareholders of Phoenix Games Network Limited	8-K	10.1	12/21/2020
10.13	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and Helix Holdings, LLC	8-K	10.1	01/27/2021
10.14	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertianment Group, Inc. and ggCIRCUIT LLC	8-K	10.2	01/27/2021
10.15	Form of Share Purchase Agreement dated February 11, 2021 between Esports Entertainment Group, Inc. and certain purchasers	8-K	10.1	02/12/2021
10.16	Placement Agent Agreement dated February 11, 2021 by and between Esports Entertainment Group, Inc. , Maxim Group, LLC and Joseph Gunnar& Co.	8-K	10.2	02/12/2021
10.17	Form of Exchange Agreement	S-1	10.24	02/24/2020
10.18	Form of Lock-Up Agreement	S-1	10.25	02/24/2020
10.19	Form of Warrant Agency Agreement including Form of Unit A Warrant	S-1	10.28	03/30/2020
10.20	Form of B Warrant	S-1	10.29	03/30/2020
10.21	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC and the equity holders of Helix Holdings, LLC	8-K	10.1	05/26/2021
10.22	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC and the equity holders of ggCIRCUIT LLC	8-K	10.2	05/26/2021
10.23	Share Sale and Purchase Agreement, dated May 25, 2021, between the Company and Gameday Group Plc	8-K	10.1	05/28/2021
10.24	Form of Securities Purchase Agreement.	8-K	10.1	06/01/2021
10.25	Form of Registration Rights Agreement	8-K	10.2	06/01/2021
10.26	Form of Warrant	8-K	10.3	06/01/2021
10.27	Form of Subsidiary Guarantee	8-K	10.4	06/01/2021
10.28	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC, the equity holders of Helix Holdings, LLC and Lucosky Brookman LLP	8-K	10.1	06/07/2021
10.29	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of Helix Holdings, LLC	8-K	10.2	06/07/2021
10.30	Form of Helix Employment Agreement	8-K	10.3	06/07/2021
10.31	Form of Helix and GGC Non-Compete, Non-Solicitation and Non-Disclosure Agreement	8-K	10.4	06/07/2021
10.32	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC, the equity holders of ggCIRCUIT, LLC and Lucosky Brookman LLP	8-K	10.5	06/07/2021
10.33	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of ggCIRCUIT LLC	8-K	10.6	06/07/2021
10.34	October 2021 Waiver				X
16.1	Letter from RRBB dated November 24, 2020	8-K	16.1	11/24/2020
21.1	Subsidiaries of Esports Entertainment Group, Inc.				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Audited consolidated financial statements of the Acquired Companies as of and for the year ended December 31, 2019 together with the related notes to the financial statements.	8-K/A	99.1	10/16/2020
99.2	Unaudited condensed consolidated financials statements of the Acquired Companies as of June 30, 2020 and for the six months ended June 30, 2020 and 2019, together with the related unaudited notes to the financial statements	8-K/A	99.2	10/16/2020
99.3	Unaudited Pro Forma Combined Financial Statements of Esports Entertainment Group, Inc. as of and for the year ended June 3, 2020	8-K/A	99.3	10/16/2020
99.4	Audited consolidated financial statements of the Acquired Business as of and for the year ended December 31, 2019, and December 31, 2018, together with the related notes to the condensed consolidated financial statements.	8-K	99.1	03/01/2021
99.5	Unaudited condensed consolidated financial statements of the Acquired Business as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019, together with the related unaudited notes to the condensed consolidated financial statements.	8-K	99.2	03/01/2021
99.6	Audited consolidated financial statements of Phoenix Games Network Limited as of and for the years ended December 31, 2019 and 2018, together with the related notes to the consolidated financial statements.	8-K/A	99.1	03/31/2021
99.7	Unaudited condensed consolidated financial statements of Phoenix Games Network Limited as of September 30, 2020 and for the nine months ended September 30, 2020 and 2019, together with the related notes to unaudited condensed consolidated financial statements.	8-K/A	99.2	03/31/2021
99.8	Unaudited Pro Forma Combined Financial Statements of Esports Entertainment Group, Inc. as of December 31, 2020 and for the year ended June 30, 2020 and the six months ended December 31, 2020.	8-K/A	99.3	03/31/2021
99.9	Audit Committee Charter	S-1	99.1	05/02/2019
99.10	Compensation Committee Charter	S-1	99.2	05/02/2019
99.11	Nominating Committee Charter	S-1	99.3	05/02/2019
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				X

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: October 13, 2021	By:	/s/ Grant Johnson
Grant Johnson
Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant Johnson	Chief Executive Officer, Secretary, and	October 13, 2021
Grant Johnson	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Daniel Marks	Chief Financial Officer	October 13, 2021
Daniel Marks	(Principal Accounting Officer and Principal Financial Officer)

/s/ Damian Mathews	Director	October 13, 2021
Damian Mathews

/s/ Chul Woong Lim	Director	October 13, 2021
Chul Woong Lim

/s/ Alan Alden	Director	October 13, 2021

/s/ Warwick Bartlett	Director	October 13, 2021

/s/ Mark Nielsen	Director	October 13, 2021

ESPORTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Esports Entertainment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Esports Entertainment Group Inc. (the “Company”) as of June 30, 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit as of June 30, 2021, and recurring losses from operations and negative cash flows from operating activities, as well as the uncertainty related to the Company’s ability to comply with the financial covenants of its senior convertible note, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to the Critical Audit Matter titled “Liquidity – Assessing the Company’s Ability to Continue as a Going Concern”, below.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Business Combinations

Description of the Matter

As described in Note 3 to the financial statements, the Company entered into six business combination transactions during the year ended June 30, 2021. The Company accounted for these acquisitions in accordance with ASC Topic 805, Business Combinations, which required the Company to exercise judgment and make estimates and assumptions based on available information regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets. Estimates and assumptions that the Company makes in estimating the fair value of the identifiable intangible assets include future cash flows that they expect to generate from the acquired assets.

We identified the determination of fair values of certain identifiable intangible assets as a critical audit matter. The principal considerations for our determination included the following: (i) changes in the key assumptions that could have a significant impact on the fair value of the intangible assets acquired, (ii) subjectivity and judgment required to determine significant unobservable inputs and assumptions utilized by the Company in determining the fair value of the intangible assets acquired, specifically projected revenue growth rates, discount rates, and cost to recreate, and (iii) appropriateness of various valuation methodologies used to determine the fair value of the intangible assets acquired. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of projected revenue growth rates, projected profit margins: (i) evaluating historical performance of the target entity and, (ii) assessing financial projections against industry metrics and peer-group companies.

●	Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of discount rates incorporated into the various valuation methodologies, and (ii) assessing the appropriateness of various valuation methodologies utilized by management to determine the fair values of the intangible assets acquired.

Convertible Note Payable and Warrants

Description of the Matter

As described in Note 12 to the financial statements, the Company issued a convertible note with detachable warrants that required management to assess whether the detachable warrants should be accounted for as a liability and whether the conversion feature of the convertible debt required bifurcation and separate valuation as a derivative liability. The conversion feature was deemed to be immaterial; however, the detachable warrants were concluded to be accounted for as a liability instrument. In determining the proper classification of the detachable warrants, an evaluation of their features, including their settlement terms, is required in order to  conclude  whether the warrants should be accounted for as a liability.  The valuation methodology used in determining the fair value of the warrant liability included inputs subject to management’s judgment, including the estimate of volatility and discount rate.

We identified the accounting for the convertible note and detachable warrants, and the valuation of the warrant liability as a critical audit matter due to the complexity and judgment involved in evaluating the features of the instruments and in applying the accounting framework and judgments made by management in estimating the fair value of the warrant liability. This required a high degree of auditor judgment and an increased level of effort when performing audit procedures, including the involvement of valuation professionals with specialized skills and knowledge.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s interpretation of the terms of the convertible note and warrants and the appropriateness of management’s application of the authoritative accounting guidance.

●	Testing the accuracy of the source data used by management in the valuation by comparing it to the agreements, share price, volatility, and risk-free rate.

●	Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in: (i) assessing the appropriateness of the methodology used in estimating the fair value of the warrant liability; and (ii) evaluating the reasonableness of certain significant assumptions, such as volatility and discount rates.

Liquidity – Assessing the Company’s Ability to Continue as a Going Concern

Description of the Matter

The disclosure related to the Company’s liquidity and its ability to continue as a going concern for the twelve months from the issuance of these financial statements are described in Note 2 of the financial statements. The evaluation of the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and execution uncertainty regarding the Company’s future cash flows and the risk of bias in management’s judgement and assumptions in estimating these cash flows. Refer to the “Substantial Doubt about the Company’s Ability to Continue as a Going Concern”, above.

How We Addressed the Matter in Our Audit

We reviewed forecasted information, assessed reasonableness of the forecasted operating results and uses and sources of cash used in management’s assessment of whether the Company has sufficient liquidity to fund operations for at least one year from the financial statement issuance date. This testing included inquiries with management, comparison of prior period forecasts to actual results, assessment of available financing, evaluation of compliance with future debt covenants, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

October 13, 2021

F-3

Esports Entertainment Group, Inc.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020

ASSETS

Current assets
Cash	$19,917,196	$12,353,307
Restricted cash	3,443,172	-
Accounts receivable, net	136,681	-
Receivables reserved for users	2,290,105	-
Other receivables	658,745	-
Deposit on business acquisition	-	500,000
Prepaid expenses and other current assets	3,264,344	263,345
Total current assets	29,710,243	13,116,652

Equipment, net	726,942	8,041
Operating lease right-of-use asset	1,272,920	-
Intangible assets, net	45,772,555	2,000
Goodwill	40,937,370	-
Other non-current assets	1,315,009	6,833

TOTAL ASSETS	$119,735,039	$13,133,526

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$8,458,689	$811,549
Liabilities to customers	3,057,942	-
Deferred revenue	22,110	-
Liabilities to be settled in stock	-	927,855
Current portion of notes payable and other long-term debt	223,217	-
Operating lease liability - current	414,215	-
Total current liabilities	12,176,173	1,739,404

Senior convertible note, net of unamortized discount	6,302,504	-
Notes payable and other long-term debt	221,300	-
Warrant liability	23,500,000	-
Deferred income taxes	1,870,861	-
Operating lease liability - non-current	878,809	-

Total liabilities	44,949,647	1,739,404

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 21,896,145 and 11,233,223 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively	21,896	11,233
Additional paid-in capital	122,341,002	31,918,491
Accumulated deficit	(46,908,336)	(20,535,602)
Accumulated other comprehensive loss	(669,170)	-
Total stockholders’ equity	74,785,392	11,394,122

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,735,039	$13,133,526

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Operations

	Year Ended June 30,
	2021	2020

Net revenue	$16,783,914	$-

Operating costs and expenses:
Cost of revenue	7,861,317	-
Sales and marketing	10,038,524	322,517
General and administrative	24,610,511	3,727,198
Total operating expenses	42,510,352	4,049,714

Operating loss	25,726,438	4,049,714

Other income (expense):
Interest expense	(698,973)	(1,995,458)
Net amortization of debt discount and premium on convertible debt	-	(1,156,877)
Change in fair value of derivative liabilities	-	(2,432,302)
Change in fair value of warrant liability	(1,549,924)	-
Change in fair value of contingent consideration	(1,748,607)	-
Loss on extinguishment of debt	-	(2,795,582)
Gain on warrant exchange	-	1,894,418
Other non-operating income (loss), net	(460,328)	186,498
Total other expense	(4,457,832)	(6,299,303)

Loss before income taxes	30,184,270	10,349,017

Income tax benefit (expense)	3,811,536	(2,398)

Net loss	$26,372,734	$10,351,415

Basic and diluted loss per common share	$(1.68)	$(1.50)
Weighted average number of common shares outstanding, basic and diluted	15,723,618	6,880,321

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2021	2020

Net loss	$26,372,734	$10,351,415

Other comprehensive loss:
Foreign currency translation loss	669,170	-

Total comprehensive loss	$27,041,904	$10,351,415

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Changes in Stockholders Equity (Deficit)

For the Years Ended June 30, 2021 and 2020

			Additional		Accumulated other
	Common Stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	Deficit	loss	Total

Balance as at July 1, 2019	5,849,821	$5,850	$5,185,379	$(10,184,187)	$-	$(4,992,958)
Common stock and warrants issued for cash, net of costs	1,980,000	1,980	6,769,460	-	-	6,771,440
Common stock issued upon the exercise of over-allotment, net of costs	209,400	209	823,550	-	-	823,759
Common stock issued upon the exercise of warrants, net of costs	1,543,396	1,543	6,637,739	-	-	6,639,282
Common stock issued upon the conversion of debt	1,217,241	1,217	4,137,373	-	-	4,138,590
Reclassification of derivative liability upon conversion of debt	-	-	4,793,462	-	-	4,793,462
Common stock issued for waiver agreement	5,435	5	26,897	-	-	26,902
Reclassification of derivative liability on warrants upon removal of derivative feature	-	-	221,222	-	-	221,222
Common stock issued for warrant exchange	288,722	289	1,688,735	-	-	1,689,024
Common stock and warrants issued for services	25,556	26	57,974	-	-	58,000
Non-cash warrant exercise	53,028	53	1,222,549	-	-	1,222,602
Stock based compensation	60,624	61	354,151	-	-	354,212
Net loss	-	-	-	(10,351,415)	-	(10,351,415)
Balance as at July 1, 2020	11,233,223	11,233	31,918,491	(20,535,602)	-	11,394,122
Stock issued for Argyll acquisition	650,000	650	3,801,850	-	-	3,802,500
Stock issued for FLIP acquisition	187,616	188	2,217,433	-	-	2,217,621
Stock issued for EGL acquisition	355,620	356	2,791,127	-	-	2,791,483
Stock issued for ggCircuit acquisition	830,189	830	9,272,381	-	-	9,273,211
Stock issued for Helix acquisition	528,302	528	5,900,605	-	-	5,901,133
Common stock issued in equity financing, net of issuance costs	2,000,000	2,000	27,338,000	-	-	27,340,000
Stock options and warrant exercises	5,508,500	5,509	34,059,351	-	-	34,064,860
Stock issued for services	602,695	602	4,024,144	-	-	4,024,746
Stock based compensation	-	-	1,017,620	-	-	1,017,620
Foreign exchange translation	-	-	-	-	(669,170)	(669,170)
Net loss	-	-	-	(26,372,734)	-	(26,372,734)
Balance as at June 30, 2021	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,372,734)	$(10,351,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,416,252	20,631
Right-of-use asset amortization	162,545	-
Stock-based compensation	4,129,726	1,614,236
Deferred income taxes	(4,136,258)	-
Amortization of debt discount	467,504	1,156,887
Non-cash interest expense	-	1,995,458
Change in fair value of warrant liability	1,549,924	-
Change in fair value of contingent consideration	1,748,607	-
Change in the fair value of derivative liabilities	-	2,432,302
Loss on extinguishment of debt	-	2,795,582
Gain on warrant exchange	-	(1,894,418)
Other non-cash charges, net	2,460	(186,456)
Changes in operating assets and liabilities:
Accounts receivable	76,040	-
Receivables reserved for users	(2,260,031)	-
Other receivables	10,477	-
Prepaid expenses and other current assets	(2,246,119)	(123,831)
Other non-current assets	(220,329)	-
Accounts payable and accrued expenses	4,312,871	271,372
Liabilities to customers	672,403	-
Deferred revenue	(83,339)	-
Operating lease liability	(108,363)	-
Other, net	(4,642)	-
Net cash used in operating activities	(18,883,006)	(2,269,652)

Cash flows from investing activities:
Cash consideration paid for Lucky Dino, net of cash acquired	(28,930,540)	-
Cash consideration paid for ggCircuit	(14,993,977)	-
Cash consideration paid for Helix	(9,964,691)	-
Cash consideration paid for Argyll, net of cash acquired	(728,926)	(500,000)
Cash consideration paid for EGL, net of cash acquired	(622,503)	-
Cash consideration paid for FLIP	(100,000)	-
Purchase of intangible assets	(730,234)	-
Purchases of equipment	(62,385)	-
Net cash used in investing activities	(56,133,256)	(500,000)
Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	27,340,000	8,415,000
Proceeds from exercise of stock options and warrants, net of issuance costs	26,584,860	6,688,865
Proceeds from issuance of Senior Convertible Note	35,000,000	-
Payment of debt issuance costs	(2,485,000)	(1,844,268)
Proceeds from the exercise of over-allotments	-	889,950
Repayment of note payable	(83,659)	-
Proceeds from promissory convertible note	-	1,160,000
Repayment of promissory convertible note	-	(230,000)
Net cash provided by financing activities	86,356,201	15,079,547
Effect of exchange rate on changes in cash and restricted cash	(332,879)	-
Net increase (decrease) in cash and restricted cash	11,007,061	12,309,895
Cash and restricted cash, beginning of year	12,353,307	43,412
Cash and restricted cash, end of year	$23,360,368	$12,353,307

The accompanying notes are an integral part of these consolidated financial statements.

A reconciliation of cash and restricted cash to the consolidated balance sheets follows:

	June 30, 2021	June 30, 2020
Cash	$19,917,196	$12,353,307
Restricted cash	3,443,172	-
	$23,360,368	$12,353,307

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$226,517	$-
Income taxes	$23,433	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of warrants issued as debt discount on Senior Convertible Note	$26,680,000	$-
Common stock issued for ggCircuit	$9,273,211	$-
Common stock issued for Helix	$5,901,133	$-
Common stock issued for Argyll	$3,802,500	$-
Fair value of warrants issued for Argyll acquisition	$2,750,076	$-
Settlement of Argyll acquisition warrant liability for common stock	$7,480,000	$-
Common stock issued for EGL at closing	$2,193,833	$-
Settlement of EGL contingent holdback consideration in common stock	$597,650	$-
Common stock issued for FLIP acquisition at closing	$411,817	$-
Settlement of FLIP contingent consideration in common stock	$500,000	$-
Right-of-use assets and liabilities acquired through operating leases	$1,408,942	$-
Equipment acquired through finance lease	$117,979
Share settlement of liabilities to be settled in stock account	$927,855	$-
Extinguishment of derivative liability associated with extinguishment of convertible notes	$-	$6,219,785
Extinguishment of debt discount associated with extinguishment of convertible notes	$-	$1,909,280
Debt discount and derivative liability associated with amended and restated note	$-	$1,394,798
Increase in principal amount of convertible debt associated with amended and restated note	$-	$660,000
Derivative liability associated with convertible notes entered into	$-	$1,136,231
Debt discount associated with convertible notes	$-	$1,276,000
Extinguishment of derivative liability associated with cashless warrant exercise	$-	$1,222,602
Extinguishment of derivative liability associated with warrant exchange	$-	$3,583,442
Extinguishment of derivative liability upon exchange of warrants	$-	$221,222
Original issuance discount of convertible notes	$-	$116,000

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2021

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (“Company” or “EEG”) was formed in the State of Nevada on July 22, 2008 under the name Virtual Closet, Inc., before changing its name to DK Sinopharma, Inc. on June 6, 2010 and then to, VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc.

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”).

On June 1, 2021, the Company also acquired Helix Holdings, LLC (“Helix”) and ggCircuit, LLC (“GGC”). Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is also the owner of the Genji Analytics, an analytics platform, and LANduel, a proprietary player-versus-player wagering platform. GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”). The acquisition of Bethard is discussed further in Note 19, Subsequent Events.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reportable Segment

The Company determined it has one reportable segment. This determination considers the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or total assets, liabilities and stockholders’ equity. The Company reclassified sales and marketing expenses on its consolidated statements of operations from general and administrative expenses. The amounts previously reported in other income, impairment of intangible assets, gain on settlement of debt and foreign exchange loss were also reclassified to other non-operating income (loss) on the consolidated statements of operations and comprehensive loss. The prior year amounts reported as taxes payable, due to officers and equity to be issued were classified to accounts payable and accrued expenses for the current year presentation on the consolidated balance sheets.

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

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The evaluation of going concern under the accounting guidance requires significant judgment. The Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2021, the Company had approximately $19.9 million of available cash on-hand. On October 12, 2021, one business day preceding this filing, the Company had approximately $2.4 million of available cash on-hand, with the decrease in the available cash balance resulting primarily from the cash payment of €13,000,000 (equivalent to $15,346,019 using exchange rates on the date of acquisition) on July 13, 2021 to acquire the Bethard Business (discussed in Note 19 – Subsequent Events). The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. These conditions were determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company may sell up to approximately $20,000,000 shares of its common stock (discussed in Note 19 – Subsequent Events), (ii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iii) the ability to raise additional financing from other sources. These plans were however determined to require the Company to place reliance on several factors as described above, and therefore were not sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

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

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of June 30, 2021 and June 30, 2020 the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy cash amounts available to users. At June 30, 2021, restricted cash includes amounts due to users of $1,812,168 as required by the Malta Gaming Authority and $1,631,004 representing cash amounts available to users in other jurisdictions.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esport event and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the consolidated statements of operations. At June 30, 2021 and 2020, the allowance for credit losses was not significant to the consolidated financial statements of the Company.

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. A user initiates a deposit with a payment processor, and the payment processor remits the deposit to the Company. The amount due from the payment processor is recorded as a receivable reserved for users on the consolidated balance sheets. An allowance for doubtful accounts may be established if it is determined that the Company is unable to collect a receivable from a payment processor. An increase to the allowance for doubtful accounts is recognized as a loss within general and administrative expenses in the consolidated statements of operations. The allowance for doubtful accounts is not material to the consolidated financial statements.

Equipment

Equipment is stated at cost less accumulated depreciation. The Company capitalizes the direct cost of equipment as well as expenditures related to improvements and betterments that add to the productive capacity or useful life of the equipment. Depreciation is computed utilizing the straight-line method over the estimated useful life of the asset, or for leasehold improvements, the shorter of the initial lease term or the estimated useful life of the improvements. The estimated useful life of equipment by asset class follows:

Computer Equipment	Up to 5 years
Furniture and fixtures	Up to 7 years
Leasehold improvements	Shorter of the remaining lease term or estimated life of the improvement

The estimated useful life and residual value of equipment are reviewed and adjusted, if appropriate, at the end of each reporting period. The costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized as a gain or loss on sale or disposition of assets in the consolidated statement of operations.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested at least annually for impairment, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. Goodwill is tested for impairment at the reporting unit level. A reporting unit represents an operating segment or a component of an operating segment. Goodwill is tested for impairment by either performing a qualitative evaluation or a quantitative test. The qualitative evaluation is an assessment of factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. We may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

The Company performs a quantitative impairment test for goodwill utilizing the two-step approach. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The discounted estimates of future cash flows include significant management assumptions such as revenue growth rates, operating margins, weighted average costs of capital, and future economic and market conditions. If the carrying value of the reporting unit exceeds fair value, goodwill is considered impaired and an impairment charge will be recorded to reduce the reporting unit to fair value. There was no goodwill recorded by the Company during the year ended June 30, 2020. There was no impairment of goodwill for the year ended June 30, 2021.

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

Impairment of Long-Lived Assets

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future revenues and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. The Company recorded an impairment of intangible assets of $67,132 during the year ended June 30, 2020. There was no impairment of long-lived assets identified for the year ended June 30, 2021.

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

Leases

The Company leases for office space through operating lease agreements that were a result of its acquisitions of Argyll, and Lucky Dino. The Company also leases properties and equipment, through its acquisition of Helix, that provide customers with in-person gaming experiences. The Company measures an operating lease right-of-use (“ROU”) asset and liability, as well as a finance lease asset and liability, based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months (“short-term leases”) are not recognized on the consolidated balance sheets. The rent expense for short-term leases is recognized on a straight-line basis over the lease term and included in general and administrative expense on the consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between U.S. GAAP treatment and tax treatment of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimated future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate, as well as the related net interest and penalties.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations. Refer to Note 18 for additional disclosures related to the change in fair value of derivative liabilities.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, as well as derivative financial instruments and warrant liabilities to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments. The Company believes that its indebtedness approximates fair value based on current yields for debt instruments with similar terms.

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

The following securities were excluded from weighted average diluted common shares outstanding because their inclusion would have been antidilutive.

	2021	2020
Common stock options	$474,676	$51,942
Common stock warrants	5,350,558	5,264,592
Common stock issuable upon conversion of Senior Convertible Note	2,120,000	—
Total	$7,954,234	$5,316,534

Comprehensive Loss

Comprehensive loss consists of the net loss for the year and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the year is included in the consolidated statements of comprehensive loss.

Foreign Currency

The transaction currencies of the Company include the U.S. dollar, British Pound and Euro. The reporting currency of the Company is the U.S. Dollar. Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The Company recorded a foreign exchange transaction loss for the year ended June 30, 2021 of $440,452. The foreign exchange transaction gains and losses for the year ended June 30, 2020 were not material. Transaction gains and losses are reported within other non-operating income (loss) on the consolidated statements of operations.

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

Sales and Marketing

Sales and marketing expenses are comprised primarily of advertising costs that include online search advertising and placement, including advertising with affiliates for the online betting and casino operations, as well as other promotional expenses paid to third parties, including expenses related to sponsorship agreements. Advertising expense for the years ended June 30, 2021 and 2020 was $10,038,524 and $322,517, respectively.

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

Revenue generating activities of the Company are subject to value added tax (“VAT”) in most jurisdictions in which the Company operates. Revenue is presented net of VAT in the consolidated statements of operations. VAT receivables and VAT payables are included in other receivables and accounts payable and accrued expenses, respectively on the consolidated balance sheets. Sales to customers do not have significant financing components or payment terms greater than 12 months.

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third party iGaming expenses within costs of revenue in the consolidated statement of operations.

Esports Gaming Service Revenue

The Company derives revenue from the operation of esports game centers, sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting and data analytic services provided to game operators. The revenue from the operation of esports centers by the Company is recognized when a customer purchases time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of food and beverages is recognized at the point of sale. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, which generally can range from one month to one year in duration, beginning on the date the customer is provided access to the Company’s hosted software platform.

The Company may further provide consultation services related to the use of hardware and equipment for gaming operations together with implementation services that include sourcing, training, planning, and installation of technology. The Company considers services related to hardware and equipment, implementation, and any design of user interface for the customer as separate performance obligations. Revenue for hardware equipment and design of custom user interface is recognized at a point in time upon delivery and completion. Implementation services are recognized over time, as services are performed.

The Company also has contracts with software companies to provide talent data analytics and related esports services, which include analytic development, other related services to develop software and applications for tournaments, to provide data support, data gathering, gameplay analysis and reporting which includes talent analytics and related esports services, including analytic development, data analysis, survey design, interview services, player dossiers, and expert services. The Company recognizes revenue from its data analytic services over the life of the contract utilizing the output method, using a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contact. The Company elected to use the right to invoice practical expedient and recognize revenue based on the amounts invoiced. The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date.

The Company may further enter partnership contracts with strategic customers within the esports industry. The partnership contracts are negotiated agreements, which contain both licensing arrangements of intellectual property and development services, including fixed and variable components. The variability of revenue is driven by development plans and results of sales as specified by the partnership contract, which are known as of an invoice date. Partnership contracts generally do not have terms that extend beyond one year. The Company considers licensing arrangements and development services as separate performance obligations. Licensing revenues are recorded over time. Revenue associated with development is recognized over time, as labor is incurred.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into our overall pricing objectives, taking into consideration market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts.

Esports Event Management and Team Service Revenue

The Company derives revenue from esports event management and team services. Esports event management services support the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live or online. The revenue generated from esports event management services is generally earned on a fixed fee basis per event. The esports team services offering of the Company include recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

Esports event management and team services revenues are recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognizes revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services is recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services is recorded as deferred revenue on the consolidated balance sheets. The Company may also enter profit sharing arrangements determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements is recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contact may further require the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company does not recognize revenue from the processing of payments until the conclusion of the event or tournament.

The Company evaluates the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third-party contractor, the Company acts as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company has determined it acts in the role of an agent to the customer as the event creator. The Company has also determined it acts as an agent when it collects a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

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

The Company also records payments received in advance of performance under an esports gaming services contract or event management or team services contract as deferred revenue.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40). This ASU addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance in the first quarter of its fiscal 2021. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, it is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2019-12 is effective for the Company beginning on July 1, 2021. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 is effective for the Company beginning on July 1, 2022. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. ASU 2016-13 is effective for the Company beginning on July 1, 2023. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning after December 15, 2022; and aligns with the effective date of ASU 2016-13. Early adoption is permitted. ASU 2017-04 is effective for the Company beginning on July 1, 2023. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

Acquisition of GGC

On June 1, 2021, the Company completed its acquisition of the issued and outstanding membership units of GGC. The total consideration paid at closing was $24,273,211, with $14,100,000 paid in cash at closing and $900,000 paid through application of loans receivable from GGC, inclusive of operating advances, toward the purchase consideration (net cash paid by the Company inclusive of cash advanced as loans receivable was $14,993,977 after adjustment for cash acquired of $6,023). The Company also issued 830,189 shares common stock at closing using a value per share $13.25 pursuant to the GGC Purchase Agreement. The fair value of the share consideration paid at closing was determined to be $9,273,211 using the closing share price of the Company on the date of acquisition.

The loans receivable applied toward the purchase consideration had originated during the negotiation to purchase GGC, whereby the Company had advanced an aggregate of $600,000 to GGC during 2020 in the form of loans (“GGC Loans”). Upon execution of the purchase agreement to acquire GGC, the Company paid GGC an additional $600,000 to be used for operating expenses pending the closing of the GGC acquisition (“GGC Operating Expense Payments”). The Company had recorded these advances totaling $1,200,000 as loans receivable at March 31, 2021 pending the closing of the acquisition. The Company was to receive full credit toward the purchase consideration for the GGC Loans and GGC Operating Expense Payments if the acquisition of GGC were to close by April 30, 2021. If acquisition of GGC were to close after April 30, 2021, but on or prior to May 14, 2021, the Company was to receive full credit toward the purchase price for the GGC Loans, and a credit toward the purchase price equal to 60% of the GGC Operating Expense Payments. If the acquisition closed after May 14, 2021, the Company was to receive full credit toward the purchase price for the GGC Loans, and a credit toward the purchase price equal to 50% of the GGC Operating Expense Payments. The acquisition did not close by May 14, 2021, and therefore the Company had forgiven 50% of the GGC Operating Expense Payments or $300,000 and applied the remaining balance of the total loans receivable, or $900,000 toward the purchase price of GGC.

A summary of the purchase consideration follows:

Cash paid at closing	$14,100,000
Loans receivable applied toward purchase consideration	900,000
Share consideration issued at closing	9,273,211
Total purchase price consideration	$24,273,211

The allocation of assets acquired and liabilities assumed follows:

Cash	$6,023
Accounts receivable	102,701
Prepaid expenses and other current assets	97,083
Equipment	7,704
Intangible assets	16,300,000
Goodwill	11,445,832
Accounts payable and accrued expenses	(263,132)
Deferred tax liability	(3,423,000)
Total	$24,273,211

The acquired intangible assets, useful life and fair value determined at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$2,600,000
Developed technology	5	13,300,000
Customer relationships	5	400,000
Total		$16,300,000

The results of operations of GGC are included in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. The goodwill recorded in the GGC acquisition is not deductible for tax purposes. Transaction related expenses were $801,317 for the year ended June 30, 2021 and are included in general and administrative expenses in the consolidated statements of operations. The transaction expenses incurred for the GGC acquisition include a charge of $300,000 related to the forgiveness of the GGC Operating Expense Payments discussed above, and an additional $100,000 of operating expense advances to fund the GGC operations prior to closing that were not eligible to be applied toward the purchase consideration.

Acquisition of Helix

On June 1, 2021, the Company completed its acquisition of the issued and outstanding membership units of Helix. The total consideration paid at closing was $17,000,000, with $9,400,000 paid in cash and $600,000 paid through application of loans receivable from Helix, inclusive of operating advances, toward the purchase consideration (net cash paid by the Company inclusive of cash advances as loans receivable was $9,964,691 after adjustment for cash acquired of $35,309). The Company also issued 528,302 shares of common stock at closing using a value per share of $13.25 pursuant to the Helix Purchase Agreement. The fair value of the share consideration paid at closing to be $5,901,133 using the closing share price of the Company on the date of acquisition.

The loans receivable applied toward the purchase consideration had originated during the negotiation to purchase Helix, whereby the Company had advanced an aggregate of $400,000 to Helix during 2020 and 2021 in the form of loans (“Helix Loans”). Upon execution of the purchase agreement to acquire Helix, the Company paid Helix an additional $400,000 to be used for operating expenses pending the closing of the Helix acquisition (“Helix Operating Expense Payments”). The Company had recorded these advances totaling $800,000 as loans receivable at March 31, 2021 pending the closing of the acquisition. The Company was to receive full credit toward the purchase consideration for the Helix Loans and Helix Operating Expense Payments if the acquisition of Helix were to close by April 30, 2021. If acquisition of Helix were to close after April 30, 2021, but on or prior to May 14, 2021, the Company was to receive full credit toward the purchase price for the Helix Loans, and a credit toward the purchase price equal to 60% of the Helix Operating Expense Payments. If the acquisition closed after May 14, 2021, the Company was to receive full credit toward the purchase price for the Helix Loans, and a credit toward the purchase price equal to 50% of the Helix Operating Expense Payments. The acquisition did not close by May 14, 2021, and therefore the Company had forgiven 50% of the Helix Operating Expense Payments or $200,000 and applied the remaining balance of the total loans receivable, or $600,000 toward the purchase price of Helix.

A summary of the purchase consideration follows:

Cash paid at closing	$9,400,000
Loans receivable applied toward purchase consideration	600,000
Share consideration issued at closing	5,901,133
Total purchase price consideration	$15,901,133

The allocation of assets acquired and liabilities assumed follows:

Cash	$35,309
Accounts receivable	3,054
Prepaid expenses and other current assets	76,933
Equipment	643,537
Operating lease right-of-use asset	803,503
Intangible assets	3,600,000
Goodwill	12,393,591
Other non-current assets	31,014
Deferred revenue	(9,036)
Deferred income taxes	(756,000)
Operating lease liability	(803,503)
Long-term debt	(117,270)
Total	$15,901,133

The acquired intangible assets, useful lives fair value determined at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$800,000
Developed technology	5	2,800,000
Total		$3,600,000

The results of operations of Helix are in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. The goodwill recorded in the Helix acquisition is not deductible for tax purposes. Transaction related expenses were $604,603 for the year ended June 30, 2021 are included in general and administrative expenses in the consolidated statements of operations. The transaction expenses incurred for the Helix acquisition include a charge of $200,000 related to the forgiveness of Helix Operating Expense Payments discussed above, and an additional $100,000 of operating expense advances to fund the Helix operations prior to closing that were not eligible to be applied toward the purchase consideration.

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

The allocation assets acquired and liabilities assumed follows:

Restricted cash	$1,203,185
Other receivables	131,111
Equipment	13,765
Operating lease right-of-use asset	371,898
Intangible assets	19,100,000
Goodwill	10,541,217
Other non-current assets	37,840
Accounts payable and accrued expenses	(319,149)
Liabilities to customers	(574,244)
Operating lease liability	(371,898)
Total	$30,133,725

The acquired intangible assets, useful lives and fair value determined at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$2,100,000
Gaming licenses	2	800,000
Developed technology	5	5,500,000
Player relationships	5	10,700,000
Total		$19,100,000

The results of operations of Lucky Dino are included in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. The goodwill recorded in the Lucky Dino acquisition is deductible for tax purposes. Transaction related expenses were $1,280,766 for the year ended June 30, 2021 and are included in general and administrative expenses in the consolidated statements of operations.

Acquisition of EGL

On January 21, 2021, the Company acquired all the issued and outstanding share capital of EGL for total purchase consideration of $2,975,219. The total purchase consideration included $481,386 of cash paid at closing, (net cash paid at closing being $477,350 after adjustment for cash acquired of $4,036), and the issuance of 292,511 shares of common stock with a fair value of $2,193,833 as determined using the closing share price on the date of acquisition. The purchase consideration also included an estimate of $300,000 for contingent consideration (“Holdback Consideration”) payable by the Company in cash and share consideration based on the progress of EGL towards the achievement of certain revenue targets based on the ability of EGL to achieve certain revenue targets by May 16, 2021. The Holdback Consideration was settled by the Company for $145,153 paid in cash, (increasing the total cash paid for EGL to $622,503), and through issuance of 63,109 shares of common stock with a fair value of $597,650, as determined using the closing price on the date of settlement. The incremental consideration paid in excess of the amount estimated at Holdback Consideration of $442,803 was recorded to change in fair value of contingent consideration within the statement of operations for the year ended June 30, 2021.

The terms of the EGL purchase agreement may further require the Company to pay an additional $2,750,000 (equivalent to approximately £2,000,000 of purchase price using exchange rates at the acquisition date) in contingent earnout consideration (“Earnout Consideration”) if EGL is to achieve an earnings benchmark on the 18 month anniversary of the closing date. On the date of acquisition, the Company determined that the likelihood of a payout of the Earnout Consideration was remote and therefore did not assign a value to the Earnout Consideration on the date of acquisition. This considers the Earnout Consideration benchmark increases during the earnout period for amounts invested by the Company in the operations of EGL. The Earnout Consideration benchmark used to determine the minimum threshold for payment of additional purchase consideration payable by the Company also increases should there be an increase in the value of the share consideration that was issued by the Company on the date of acquisition.

A summary of the purchase consideration follows:

Cash paid at closing	$481,386
Share consideration issued at closing	2,193,833
Holdback Consideration	300,000
Total purchase price consideration	$2,975,219

The allocation of assets acquired and liabilities assumed follows:

Cash	$4,036
Accounts receivable	141,031
Other receivables	32,923
Equipment	11,274
Intangible assets	1,371,789
Goodwill	1,978,668
Other non-current assets	5,382
Accounts payable and accrued expenses	(118,157)
Deferred revenue	(95,062)
Notes payable	(68,589)
Deferred income taxes	(288,076)
Total	$2,975,219

The acquired intangible assets, useful lives and fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$411,537
Developed technology	5	823,073
Customer relationships	5	137,179
Total		$1,371,789

The following table summarizes the change in fair value of the Holdback Consideration that was settled by the Company through the payment of cash and issuance of common stock:

Fair value of contingent share consideration at January 21, 2021	$300,000
Change in fair value contingent consideration	442,803
Payment of Holdback Consideration in cash	(145,153)
Stock issued of Holdback Contingent in shares	(597,650)
Fair value of contingent share consideration at June 30, 2021	$—

The results of operations of EGL are included in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. The goodwill recorded in the EGL acquisition is not deductible for tax purposes. Transaction related expenses were immaterial for the year ended June 30, 2021.

Acquisition of Argyll

On July 31, 2020, the Company acquired Argyll, an online casino and sportsbook operator for total purchase consideration $7,802,576. The purchase consideration includes $1,250,000 in cash comprised of a cash deposit of $500,000 that had been paid during the year ended June 30, 2020, as well as cash paid at closing of $750,000 (net cash paid being $728,926 in fiscal 2021 after adjustment for cash acquired of $21,074). The purchase consideration also includes the issuance of 650,000 shares of common stock with a fair value of $3,802,500 and the issuance of warrants to purchase up to 1,000,000 shares of common stock of the Company at an exercise price of $8.00 per share during a term of three years.

A summary of the purchase consideration follows:

Cash paid	$1,250,000
Share consideration issued at closing	3,802,500
Fair value of warrants issued at closing	2,750,076
Total purchase price consideration	$7,802,576

The allocation of assets acquired and liabilities assumed follows:

Cash	$21,074
Receivables reserved for users	27,777
Other receivables	605,898
Prepaid expenses and other current assets	413,441
Equipment	70,712
Operating lease right-of-use asset	373,016
Intangible assets	7,333,536
Goodwill	4,143,224
Other non-current assets	1,130,034
Accounts payable and accrued expenses	(2,471,244)
Liabilities to customers	(1,737,106)
Notes payable	(327,390)
Operating lease liability	(240,353)
Deferred income taxes	(1,540,043)
Total	$7,802,576

The acquired intangible assets, useful lives and a fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$1,440,516
Gaming licenses	2	916,692
Player interface	5	2,226,252
Player relationships	5	2,750,076
Total		$7,333,536

The results of operations of Argyll are included in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. During the year ended June 30, 2021, the Company recorded a measurement period adjustment to reduce the preliminary purchase consideration by $2,738,095 as the Company updated the fair value of the warrants issued using a Monte Carlo simulation. The Company also recorded a measurement period adjusted to update the preliminary purchase price allocation based on final allocation of fair value to identifiable intangible assets. The goodwill is not deductible for tax purposes. Transaction related expenses were immaterial for the year ended June 30, 2021.

Acquisition of Flip

On September 3, 2020 the Company acquired the software development operations of Flip Sports Limited (“FLIP”) for cash of $100,000, share consideration of $411,817 resulting from the issuance 93,808 shares of common stock by the Company at the share price on the date of acquisition, and contingent share consideration payable based on the retention of certain key FLIP employees and having an estimated fair value of $500,000 on the date of acquisition. The contingent share consideration was settled on March 3, 2021 through the issuance of 93,808 shares of common stock have a market value on the date of settlement of $1,805,804, resulting in the recognition of $1,305,804 as the change in fair value of contingent consideration in the consolidated statement of operations for the year ended June 30, 2021.

A summary of the purchase consideration follows:

Cash	$100,000
Share consideration issued at closing	411,817
Contingent share consideration	500,000
Total purchase price consideration	$1,011,817

The allocation to the assets acquired follows:

Intangible assets (developed software)	$550,000
Goodwill	461,817
Total purchase price consideration	$1,011,817

The developed software was determined to have an estimated useful life of 5 years. During the year ended June 30, 2021, the Company recorded a measurement period adjustment of $88,183 to reduce the amount of goodwill due to a decrease in the fair value of the purchase share consideration issued at closing. The following table summarizes the change in fair value of the FLIP contingent share consideration that was settled by the Company through the issuance of common stock:

Fair value of contingent share consideration at September 3, 2020	$500,000
Change in fair value contingent consideration	1,305,804
Stock issued settlement of contingent share consideration (March 3, 2021)	(1,805,804)
Fair value of contingent share consideration at June 30, 2021	$—

The results of operations of FLIP are included in the consolidated financial statements of the Company for the year ended June 30, 2021 since the date of acquisition. The goodwill recorded in the FLIP acquisition is deductible for tax purposes. Transaction related expenses for FLIP were not material to the consolidated statement of operations.

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the year ended June 30, 2021 and 2020 as if the Argyll, Lucky Dino, EGL, ggCircuit and Helix have been acquired on July 1, 2019. The results of operations of FLIP were excluded due to immateriality. The pro forma results of operations for the year ended June 30, 2021 and 2020 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2019 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below.

	Pro Forma (unaudited) for the year ended June 30,
	2021	2020
Net revenue	$36,748,329	$35,321,912
Net loss	$(37,776,598)	$(20,556,084)
Net loss per common share, basic and diluted	$(2.06)	$(1.84)

The pro forma operating results of operations for the year ended June 30, 2021 and 2020 include amortization of intangibles, depreciation of equipment and cash proceeds made available through the issuance of equity to facilitate the acquisitions.

Note 4 – Other Receivables

The components of other receivables follows:

June 30, 2021
Marketing receivables from revenue partners	$233,725
Receivable from revenue sharing arrangement	137,461
Other	287,559
Other receivables	$658,745

At June 30, 2020, there were no amounts recorded as other receivables.

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets follow:

	June 30, 2021	June 30, 2020
Prepaid marketing costs	$1,727,669	$—
Prepaid insurance	175,620	159,941
Prepaid equity	—	100,000
Other prepaid operating costs	1,361,055	3,404
Prepaid expenses and other current assets	$3,264,344	$263,345

Note 6 – Equipment

The components of equipment follow:

	June 30, 2021	June 30, 2020
Computer equipment	$258,049	$14,450
Furniture and equipment	249,070	20,241
Leasehold improvements	221,787	—
Finance lease asset	117,979	—
Equipment, at cost	846,885	34,691
Accumulated depreciation and finance lease amortization	(119,943)	(6,650)
Equipment, net	$726,942	$8,041

During the years ended June 30, 2021 and 2020, the Company recorded total depreciation expense and finance lease amortization of $111,380 and $8,537, respectively.

Note 7 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill follows:

Fiscal 2021
Goodwill, balance at beginning of year	$—
Acquisitions	40,964,350
Foreign currency translation	(26,890)
Goodwill, balance at end of year	$40,937,370

The intangible asset balance was not material to the consolidated financial statements at June 30, 2020. The intangible amounts comprising the intangible asset balance at June 30, 2021 follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$7,396,804	$(257,018)	$7,139,786
Developed technology and software	25,231,659	(1,242,605)	23,989,054
Gaming licenses	1,752,612	(573,876)	1,178,736
Player relationships	13,956,083	(1,253,135)	12,702,948
Internal-use software	777,171	(15,140)	762,031
Total	$49,114,329	$(3,341,774)	$45,772,555

During the year ended June 30, 2021, the Company recorded amortization expense for its intangible assets of $3,304,872. During the year ended June 30, 2020, the Company recorded an impairment associated with the website asset of $67,132. There was no impairment of intangibles assets recorded by the Company during the year ended June 30, 2021.

The estimated future amortization related to definite-lived of intangible assets, including amortization related to the preliminary allocation of fair value to the intangible assets of ggCircuit and Helix, follows:

Fiscal 2022	$9,569,242
Fiscal 2023	9,032,065
Fiscal 2024	8,729,635
Fiscal 2025	8,729,635
Fiscal 2026	6,192,914
Thereafter	3,519,064
Total	$45,772,555

Note 8 – Other Non-Current Assets

The components of other non-current assets follows:

	June 30, 2021	June 30, 2020
Deposit for gaming duties	$755,474	$—
iGaming deposits with service providers	434,738	—
Rent deposit	91,253	—
Other	33,544	6,833
Other non-current assets	$1,315,009	$6,833

Note 9 – Account Payable and Accrued Expenses

The components of account payable and accrued expenses follows:

	June 30, 2021	June 30, 2020
Trade accounts payable	$2,609,212	$499,343
Accrued marketing	1,582,470	—
Accrued payroll and benefits	1,093,263	96,500
Accrued professional and other expenses	2,451,366	181,940
Accrued jackpot liabilities	432,504	—
Accrued legal settlement (Note 13)	289,874	—
Related party payable	—	21,658
Total	$8,458,689	$811,549

Note 10 – Related party transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. During the year ended June 30, 2021, the Company incurred charges of $4,800 from the Chief Executive Officer for office expense reimbursement. As of June 30, 2021, there were no amounts payable to the Chief Executive Officer. As of June 30, 2020, there was $21,658 payable to the Chief Executive Officer for office expense reimbursement and for business expenses.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. During the year ended June 30, 2021 and 2020 the Company expensed approximately $96,020 and $43,107, respectively, in accordance with these agreements.

The Company has retained legal and corporate secretarial services from a member of Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The legal consultancy agreement requires payments of £18,000 ($24,842 translated using the exchange rate in effect at June 30, 2021) per month to the law firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Legal Counsel and Company Secretary.

Note 11 – Leases

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases follow:

	Consolidated Balance Sheet Caption	June 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,272,920
Finance lease assets	Equipment, net	114,540
Total lease assets		$1,387,460
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$414,215
Finance lease liabilities	Current portion of long-term debt	50,702
Long-term:
Operating lease liabilities	Operating lease liability - non-current	878,809
Finance lease liabilities	Long-term debt	63,161
Total lease liabilities		$1,406,887

The operating lease expense and finance lease expense for the year ended June 30, 2021 were $156,543 and $2,039, respectively. The rent expense for short-term leases was not material to the consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

June 30, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	4.11
Finance leases	2.50

Weighted Average Discount Rate:
Operating leases	6.82%
Finance leases	8.00%

The future minimum lease payments at June 30, 2021 follows:

	Operating Lease	Finance Lease
Fiscal 2022	$481,072	$50,702
Fiscal 2023	313,065	50,702
Fiscal 2024	323,065	25,352
Fiscal 2025	233,417	—
Fiscal 2026	76,396	—
Thereafter	58,564	—
Total lease payments	1,485,579	126,756
Less: imputed interest	192,556	12,893
Present value of lease liabilities	$1,293,023	$113,863

Note 12 – Long-term Debt

Notes Payable and other long term debt

The components of notes payable and other long-term follows:

Notes payable	$330,654
Finance lease obligation (See Note 11)	113,863
444,517
Less current portion of notes payable and long-term debt	(223,217)
Notes payable and other long-term debt	$221,300

The Company assumed a note payable of £250,000 (equivalent to $327,390) in connection with its acquisition of Argyll on July 31, 2021. The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the notes payable commenced in June 2021 and continue for two years through May 2023. The principal balance of the notes payable at June 30, 2021 was £239,583 ($330,654 using exchange rates at June 30, 2021). Interest expense on the notes payable was $962 for the year ended June 30, 2021.

The Company assumed a note payable of £50,000 (equivalent to $68,589) in connection with the acquisition of EGL on January 21, 2021. The loan allowed for a drawdown period of up to 60 days following the loan acceptance date and EGL had elected to borrow the total amount available under the loan facility. The Company repaid the principal amount of £50,000 of this sterling term loan facility (equivalent to $69,257) on March 31, 2021. The loan did not accrue interest at the time of the repayment.

Senior Convertible Note

On June 2, 2021 the Company issued a Senior Convertible Note in the principal amount of $35,000,000 million with the Company receiving proceeds at issuance of $32.5 million, net of debt issuance costs of $2.5 million. The Senior Convertible Note matures on June 2, 2023, at which time the Company is required to repay the original principal balance and a “minimum return” equal to 6% of any outstanding principal. The aggregate principal of the Senior Convertible Note repayable at maturity is $37,100,000 and the Senior Convertible Note accrues interest at rate of 8% per annum payable in cash monthly. The Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants . On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Senior Convertible Note totaling $26,680,000. The debt discount is being amortizing to interest expense over the term of the Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

The Senior Convertible Note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The conversion amount is calculated as the principal balance identified for conversion plus a minimum return of 6% on such principal balance. At any time after issuance, the Company has the option, subject to certain conditions, to redeem some or all of outstanding principal, inclusive of any minimum return due to the holder based on the number of days the principal is outstanding.

The Senior Convertible Note is subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue, or issue any variable rate securities, the holder of the Senior Convertible Note has the additional right to substitute such variable price (or formula) for the conversion price. If the holder were to substitute a floor price of $2.1832 as the variable price, the Company would be required to settle in cash any difference between the market value of the shares subject to conversion at the floor price and the market value of the shares using the variable price, excluding any reference to the floor. The holder of the Senior Convertible Note also has the right to have the Company redeem all or a portion of the Senior Convertible Note at a redemption price equal to 106% of the portion of the Senior Convertible Note being redeemed should the Company provide notice of incurring additional debt.

If an event of default occurs, the holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable in a cash due such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the floor price of $2.1832 or a price derived from the volume weighted average price of the Company’s common stock at the time of Alternate Conversion. If the Alternate Conversion were to include the floor price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor.

In connection with an event of default, the holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 115% of the outstanding principal of the Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s common stock underlying the Convertible Note, as determined in accordance with the Convertible Note, if greater. The noteholder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the holder, together with certain related parties, would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

In addition, unless obtain approval is obtained from the Company’s stockholders as required by Nasdaq, the Company is prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock, or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching our obligations under the rules and regulations of Nasdaq.

In connection with a change of control, as defined in the Senior Convertible Note, the holder may require the Company to redeem all or any portion of the Senior Convertible Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of the Company’s common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note.

The Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also will be subject to certain financial covenants relating to available cash, ratio of outstanding indebtedness to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues commencing June 30, 2022.

The Company evaluated its compliance with the debt covenants in the Senior Convertible Note as of June 30, 2021 and the period from July 1, 2021 through October 13, 2021 and determined that it had not maintained compliance with certain covenants in the Senior Convertible Note. The Company therefore requested and received a waiver for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the existing lien on the shares of Prozone Limited obtained in the acquisition of the Bethard Business (see discussion of the acquisition of the Bethard Business as a subsequent event in Note 19) and (iii) any known breach which would result from the issuances of up to 200,000 shares common stock in connection with the Company’s proposed purchase of certain equity interests in Game Fund Partners Group LLC (as further discussed as a subsequent event in Note 19). In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the waiver, the Company agreed to permit the immediate conversion of up to $7,500,000 of the outstanding balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock of the Company. In the event of default following December 25, 2021, the holder may exercise any and all rights available to it following such a default that includes redemption of the Senior Convertible Note for cash. The holder may also choose to convert any outstanding indebtedness in the form of the Alternate Conversion Price as provided in the Senior Convertible Note, subject to the terms and conditions contained therein, until such time as the Company is in compliance with the above-mentioned Sections.

Warrants

The Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Series Convertible Note. The Series A warrants may be exercised at any time after issuance for one share of common stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senor Convertible Note is redeemed. As a result, for each share of common stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased or decreased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note agreement, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On the date of issuance, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $26,680,000, with a fair value of $15,320,000 determined for the Series A Warrants and a fair value of $11,360,000 determined for the Series B Warrants. The Company recorded a gain resulting from the change in fair value of the Series A Warrants and Series B warrants of $3,180,000 for the period from the issuance date through June 30, 2021. Refer to Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Senior Convertible Note were allocated to the Series A and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Senior Convertible Note. The debt discount on the Senior Convertible Note is being amortized over its term of two years. The Company recorded $467,503 to interest expense for amortization of the debt discount for the period from the issuance date through June 30, 2021. The Company recorded total interest expense of $693,059 for period from the issuance date through June 30, 2021.

The maturities of long-term debt follows:

Fiscal 2022	$223,217
Fiscal 2023	37,334,193
Total before unamortized discount	37,557,410
Less: unamortized discount and issuance costs	(30,810,389)
Total debt	$6,747,021

Note 13 – Public Offering and Conversion of Debt

On April 16, 2020, the Company closed its public offering (“April Offering”) in which it sold 1,980,000 units consisting of one share of common stock and two warrants (“Unit A Warrant” and “Unit B Warrant”, and collectively with the common stock the “Units”) at the public offering price of $4.25 per share. The Units were offered and sold to the public pursuant to the registration statement on Form S-1 filed by the Company with the Securities and Exchange Commission on May 2, 2019, as amended, which became effective on April 14, 2020. In connection with the April Offering, the Company (i) received net proceeds of $6,771,440, after deducting underwriting discounts, commissions and offering fees, (ii) issued 1,217,241 shares of common stock and 2,434,482 warrants with an exercise price of $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest, (iii) recorded $4,793,462 of additional paid in capital in connection with the extinguishment of the Company’s derivative liability associated with the convertible debt, and (iv) paid $125,000 of principal on convertible debt and recognized a gain on settlement of debt of $153,401 upon extinguishment of a derivative liability attributed to the convertible debt.

In connection with the April Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) dated April 14, 2020 that granted a 45-day option to purchase up to 297,000 additional shares of Common Stock, and/or 297,000 Unit A Warrants, and/or 297,000 Unit B Warrants, or any combination thereof, to cover over-allotments, if any. Pursuant to the Underwriting Agreement, the underwriters exercised the over-allotment option to purchase 209,400 additional Unit A Warrants and 209,400 additional Unit B Warrants at a price of $0.01 for each of the Unit A and Unit B Warrants. The Company received net proceeds of $823,759 from the exercise of the over-allotment option granted to the underwriters.

The April Offering also resulted in the conversion of the outstanding debt obligations of the Company into shares of common stock and warrants to purchase shares of common stock of the Company. The outstanding debt obligations that were settled upon conversion included the Secured Convertible note dated November 13, 2018 as well as the bridge notes issued by the Company in connection with the private placement offerings, as discussed further below.

Conversion of $2,200,000 Secured Convertible Note

On November 13, 2018 the Company issued face value $2,200,000 Senior Convertible Notes (“2018 Senior Convertible Notes”) at a 10% original issue discount together with 244,445 warrants for net proceeds received of $2,000,000 (herein referred to as the “November 2018 Offering”). The cash paid for financing costs by the Company was $336,193. The 2018 Senior Convertible Notes were secured by the assets of the Company and accrued interest at 5% per annum, payable in cash at maturity. The principal on the 2018 Senior Convertible was convertible into shares of common stock of the Company at the option of the holder upon issuance at a conversion price of $9.00 per share, subject to adjustment for reorganization events and subsequent sales by the Company of its common stock at a price per share below $9.00. The 2018 Senior Convertible Notes also contained certain traditional default provisions that were linked to credit or interest risks, such as bankruptcy proceedings, liquidation events and corporate existence. The Company had concluded that the 2018 Senior Convertible Notes contained an embedded conversion option that was indexed to the Company’s stock which contain an optional cash settlement feature. The embedded conversion option was determined to be a derivative and was recognized as a liability at fair value at inception and further adjusted based on changes in fair value through earnings at each reporting period.

The warrants issued with the 2018 Senior Convertible Notes were exercisable at a price of $11.25 through November 13, 2021,subject to adjustment for reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $11.25.The Company had concluded that these warrants issued contained an optional cash settlement feature. Therefore, these warrants were recognized as a liability at fair value at inception and further adjusted based on changes in fair value through earnings at each reporting period.

The Company also issued 48,889 warrants its placement agents warrants to purchase its common stock in connection with the November 2018 Offering. The warrants were exercisable until December 12, 2023 at a price of $11.25 per share, subject to adjustment for reorganization events and subsequent sales by the Company of shares of its common stock at a price per share below $11.25. The Company had initially concluded that these warrants contained an optional cash settlement feature. Therefore, these warrants were recognized as a liability at fair value at inception and further adjusted based on changes in fair value through earnings at each reporting period. During the year ended June 30, 2020, the placement agent warrants were exchanged and replaced with new warrants whereby their derivative feature was removed. Upon replacement, the warrants were adjusted to fair value and the derivative feature was recorded as additional paid in capital in the amount of $221,222.

On July 17, 2019, the Company and the investors to the November 2018 Offering (“Investors”) entered into Waiver Agreements (the “July 2019 Waiver Agreements”). Pursuant to the terms of the July 2019 Waiver Agreements, the Investors waived the exercise of remedies with regard to certain breaches of agreements and any and all events of defaults between the Company and the Investors. In consideration for the Investors entrance into the July 2019 Waiver Agreements, the Company increased the principal amount of each note issued in the November 2018 Offering by 30%, in the form of an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended and Restated Notes”). Additionally, for its role as lead investor, facilitator and negotiating the terms of the 2019 Waiver Agreements, the Company issued to Cavalry Fund I LP warrants to purchase 3,333 shares of Common Stock exercisable on or after October 1, 2019 for a term of three (3) years from such date at an exercise price of $11.25 per share (the “Cavalry Warrant”).

The Company evaluated the debt modification for the Amended and Restated Notes in accordance with ASC 470-50 and concluded that the debt qualified for debt extinguishment as the 10% cash flow test was met. As a result, the $2,200,000 Secured Convertible Note was written off and the Amended and Restated Notes were recorded at fair value as of July 17, 2019. On July 17, 2019 the Company wrote off the remaining principal balance of $2,200,000 and recorded the Amended and Restated Notes at fair value in the amount of $4,476,412. On July 17, 2019, of the $4,476,412 fair value, $2,860,000 represents the face amount of the Amended and Restated Note and $1,616,412 represents the deemed premium paid for the Amended and Restated Notes which was recorded as additional debt principal to be amortized over the remaining life of the Amended and Restated Notes.

On November 19, 2019, the Company and the Investors had entered into subsequent waiver agreements (the “November 2019 Waiver Agreements”). Pursuant to the terms of the November 2019 Waiver Agreement, the Investors agreed to waive the exercise of remedies with regard to any and all events of default between the Company and the Investors, and the Investors agreed to extend the maturity of the Amended and Restated Note until February 14, 2020. In consideration for the November 2019 Waiver Agreements, the Company issued 5,435 shares of common stock and recorded $26,902 as interest expense. The Company also accelerated the remaining amortization of the July 17, 2019 premium on November 19, 2019. As of March 31, 2020, the Investors verbally agreed to extend the maturity date until the filing of the Company’s registration statement, which was filed on April 15, 2020.

In consideration for the Investors entrance into the November 2019 Waiver Agreements, the Company has agreed to issue to each Investor an additional warrant to purchase such number of shares of the Company’s Common Stock equal to 5% of the warrants initially issuable to such Investor in the November 13, 2018 Offering, as amended. These additional warrants had an exercise price of $11.25 per share and were substantially the same as the warrants issued in the November 13, 2018 Offering, except that they contained no cashless provision, ratchet provision or piggyback registration provisions.

The Company evaluated the debt modification for the Amended and Restated Notes in accordance with ASC 470-50 and concluded that the debt did not qualify for debt extinguishment as the 10% cash flow test was not met. As a result, the additional warrants issued in connection with the waiver were fair valued and recorded as a debt discount, and are being amortized to interest expense over the remaining term of the debt. In addition, the Company incurred $50,000 of deferred financing fees in connection with the modification and expensed the fees to interest expense immediately.

The Amended and Restated Notes were mandatorily converted in full on April 15, 2020 upon the consummation of the Company’s public offering of its securities and simultaneous listing on the Nasdaq Capital Market. The Company accrued interest at the default interest rate, which was recorded as a gain on extinguishment of debt upon conversion as no default interest was called. For the year ended June 30, 2020, the Company recorded a reduction to amortization expense in the amount of $1,616,412 for the amortization of the deemed premium and a loss on extinguishment of debt in the amount of $2,795,582.

Private Placement Offerings

On August 14, 2019 and August 29, 2019, the Company consummated the initial closings (“Initial Closings”) of a private placement offering (“Private Offerings”) whereby the Company entered into those certain securities purchase agreement (the “August 2019 Purchase Agreements”) with seven accredited investors (the “August Investors”). Pursuant to the August 2019 Purchase Agreements, the Company issued the August Investors those certain convertible promissory notes (the “August Convertible Promissory Notes”) in the aggregate principal amount of $522,500 (including a 10% original issue discount) and warrants (the “August Investor Warrants”) to purchase 58,057 shares of the Company’s common stock for aggregate gross proceeds of $475,000.

On October 11, 2019 and December 16, 2019, Company consummated additional closings of the Private Offerings whereby the Company entered into certain securities purchase agreement accredited investors (the “Q2 Closings”). Pursuant to the Q2 Closings, the Company issued the investors those certain convertible promissory notes (the “Q2 Promissory Notes”) in the aggregate principal amount of $753,500 (including a 10% original issue discount) and to purchase 83,722 shares of the Company’s common stock for aggregate gross proceeds of $685,000.

The August Convertible Promissory Notes and Q2 Promissory Notes, together and in the aggregate the (“Bridge Notes”) accrued interest at a rate of 5% per annum and were initially convertible into shares of the Company’s common stock at a conversion price of $9.00 per share, subject to adjustment (the “Conversion Price”). The Bridge Notes also contained a mandatory conversion mechanism whereby unpaid principal and accrued interest on the Bridge Notes, upon the closing of a Qualified Offering (as defined therein) converts into the securities offered in such a Qualified Offering at the lower of (i) the Conversion Price and (ii) 80% of the offering price in the Qualified Offering. The Bridge Notes contain customary events of default (each an “Event of Default”) and mature on August 14, 2020, August 29, 2020, October 16, 2020 and December 6, 2020. If an Event of Default occurs, the outstanding principal amount of the Bridge Notes, plus accrued but unpaid interest, liquidated damages and other amounts owing with respect to the Bridge Notes will become, at the holder’s election, immediately due and payable in cash at the “Mandatory Default Amount”. The Mandatory Default Amount means the sum of 130% of the outstanding principal amount of the Bridge Notes plus accrued and unpaid interest, including default interest of 18% per year, and all other amounts, costs, expenses and liquidated damages due in respect of the Bridge Notes.

Pursuant to the Bridge Notes, each investor was entitled to 100% warrant coverage, such that investor in the Bridge Notes received the same number of warrants to purchase shares of Common Stock as is the number of shares of Common Stock initially issuable upon conversion of the Bridge Notes as of the date of issuance. The warrants issued in accordance with the Bridge Notes were exercisable at a price of $11.25 per share, subject to adjustment from the date of issuance through August 14, 2022, August 29, 2022, October 11, 2022 and December 16, 2022.

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

Note 14 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (“Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in common stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (“Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of common stock totaling $825,0000 for the term of the agreement ending January 31, 2023. The cost of the sponsorship arrangement with the Team is recorded to sales and marketing expense on the consolidated statements of operations over the term of the Amended Sponsorship Agreement. During the year ended June 30, 2021, the Company has recorded $1,217,357 in sales and marketing expense related to the Team sponsorship. The amount accrued in accounts payable and accrued expenses on the consolidated balance sheets for the Team sponsorship was $180,696 at June 30, 2021. As of June 30, 2021, the commitments under this agreement are estimated at $1,375,000 for the year ended June 30, 2022, and $750,000 for the year ended June 30, 2023.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s is set as the earlier of launch date of the online gaming service being offered in New Jersey, or March 31, 2021. The Company determined the commencement date of the arrangement to be March 31, 2021. The Bally’s agreement extends for 10 years from the date of commencement requiring the Company to pay $1,250,000 and issue 10,000 shares of common stock on each annual anniversary date. The Company also paid the $1,550,000 on June 11, 2021, and issue 50,000 shares of common stock on July 1, 2021 in connection with the commencement of the arrangement. During the year ended June 30, 2021, the Company has recorded $357,167 in sales and marketing expense and has further recorded an asset of $1,142,833 at June 30, 2021 in prepaid expenses and other current assets on the consolidated balance sheets. As of June 30, 2021, the commitments under this agreement are estimated at $1,250,000 and 10,000 shares of common stock for the year ended June 30, 2022 through the year ended June 30, 2030.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. At June 30, 2021, the commitments under these agreements are estimated at $1,654,813 for the year ended June 30, 2022, $1,718,903 for the year ended June 30, 2023, $1,1,282,508 for year ended June 30, 2024, $908,423 for the year ended June 30, 2025 and $459,756 for the year ended June 30, 2026.

Contingencies

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that they were owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s common stock as compensation for their acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead Securities, LLC $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. At June 30, 2021, the Company has recorded a liability for the amount awarded in arbitration in accounts payable and accrued expenses in the consolidated balance sheet. The Company paid $294,051 to settle the arbitration award, inclusive of accrued interest, on August 24, 2021.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The amount of the settlement was not material to the consolidated financial statements of the Company.

Note 15 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, FLIP, EGL, Lucky Dino, GGC and Helix. The revenues and long-lived assets of Argyll, EGL and Lucky Dino have been identified to our international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix principally service customers in the United States.

The Company did not record revenue during the year ended June 30, 2020. A disaggregation of revenue by type of service for the year ended June 30, 2021 follows:

Fiscal 2021
Online betting and casino revenues	$15,824,054
Esport service revenues	959,860
Total	$16,783,914

A summary of revenue by geography follows for the year ended June 30, 2021 follows:

Fiscal 2021
United States	$671,519
International	16,112,395
Total	$16,783,914

A summary of long-lived assets by geography follows:

	June 30, 2021	June 30, 2020
United States	$48,144,926	$1,189
International	41,942,870	15,685
Total	$90,087,796	$16,874

Note 16 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued and outstanding at June 30, 2021 and June 30, 2020.

Common Stock

The following is a summary of common stock issuances for the year ended June 30, 2021:

●	On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a price of $15.00 per Share. The offering was consummated on February 16, 2021, at which time the Company received net proceeds of $27,340,000.

●	On July 31, 2020, the Company issued 650,000 shares of common stock as a component of the purchase consideration for Argyll. The Company recorded the issuance of these shares at fair value in the amount of $3,802,500. During the year ended June 30, 2021, the Company also issued 1,000,000 shares of common stock in connection with the exercise of warrants that were included as a component of the purchase consideration paid for Argyll. The warrants entitled the holder to purchase one share of common stock at $8.00 per share. The Company recorded the issuance of these shares at the settlement date fair value of $15,480,000 comprised of $8,000,000 of cash received from the exercise, and non-cash settlement of the warrant liability totalling $7,480,000. The warrant liability established on the date of acquisition of Argyll was $2,750,076 and subsequently increased to the settlement date fair value by recording a charge of $4,729,924 in the statement of operations for the year ended June 30, 2021. Refer to discussion of the Argyll acquisition at Note 3.

●	During the year ended June 30, 2021, the Company issued a total of 187,616 shares of common stock as a component of the purchase consideration for FLIP, inclusive of share consideration paid to settle a portion of the purchase consideration that was recorded as a contingent liability. The Company recorded the issuances of these shares at a total fair value of $2,217,621, which includes the initial issuance of 93,808 shares of common stock at a fair value of $411,817 on September 3, 2020, and the subsequent issuance of 93,808 shares of common stock on March 3, 2021 at a fair value of $1,805,804 in settlement of contingent purchase consideration. Refer to discussion of the FLIP acquisition at Note 3.

●	On January 21, 2021 the Company issued 292,511 shares of common stock as a component of the purchase consideration for EGL. The Company recorded the issuance of these shares at fair value in the amount of $2,193,833. On May 21, 2021, the Company issued an additional 63,109 shares of common stock with a fair value of $597,650 to settle contingent holdback purchase consideration for the EGL acquisition. Refer to discussion of the EGL acquisition at Note 3.

●	On June 1, 2021 the Company issued 830,189 shares of common stock with a fair value of $9,273,211 in connection with the acquisition of ggCircuit, LLC.

●	On June 1, 2021 the Company issued 528,302 shares of common stock with a fair value of $5,901,133 in connection with the acquisition of Helix Holdings, LLC.

●	During the year ended June 30, 2021, the Company issued 5,503,167 shares of common stock for the exercise of warrants with a weighted average exercise price of $4.86 per share or $26,737,849 in the aggregate. The warrants issued for shares of common stock in the statement of stockholders equity (deficit) also includes the cash received of $8,000,000 from the exercise of warrants issued in the acquisition of Argyll, and the non-cash settlement of the related warrant liability of $7,480,000, discussed above. The Company recorded issuance costs of $197,627 related to the issuance of warrants during the year ended June 20, 2021.

●	During the year ended June 30, 2021, the Company issued 5,333 shares of common stock from the exercise of stock options with a weighted average exercise price of $8.37 per share or $44,637 in the aggregate.

●	During the year ended June 30, 2021, the Company issued 602,695 shares of its common stock for services rendered with a weighted average fair value of $4,024,746 per share or $6.68 in the aggregate.

The following is a summary of common stock issuances for the year ended June 30, 2020:

●	On January 17, 2020 the Company entered into Exchange Agreements with eighteen of its investors whereby the investors agreed to exchange warrants to purchase an aggregate of 288,722 shares of common stock for 288,722 shares of the Company’s common stock (the “Warrant Exchange”). The Company recorded $1,894,418 as a gain on Warrant Exchange which represents the difference in the fair value of the exchanged warrants in the amount of $3,583,442 and the fair value of the common stock issued in the amount of $1,689,024. The Exchange Agreements were entered into in order to extinguish the derivative liability associated with the warrants.

●	On October 8, 2019, the Company issued 41,780 shares of its common stock upon the exercise of 79,444 warrants in a cashless exercise.

●	On October 9, 2019, the Company issued 11,248 shares of its common stock upon the exercise of 21,389 warrants in a cashless exercise.

●	During the year ended June 30, 2020, the Company issued 44,445 shares of common stock from the exercise of warrants with a weighted average exercise price of $2.25 per share or $100,000 in the aggregate.

●	During the year ended June 30, 2020, the Company issued 8,889 shares of its common stock for services rendered with a weighted average fair value of $6.52 per share or $58,000 in the aggregate.

●	During the year ended June 30, 2020, the Company issued 16,667 shares of common stock related to a consulting agreement dated June 4, 2019. The Company recorded these shares at fair value in the amount of $200,000.

●	During the year ended June 30, 2020, the Company issued 5,435 shares of its common stock upon entering waiver agreements. In consideration for the investors entrance into the waiver agreements, the Company issued to each investor an additional warrant to purchase such number of shares of the Company’s Common Stock equal to 5% of the warrant shares initially issuable to such investor under the warrant issued to such investor in the November 13, 2018 offering, as amended. The additional warrant has an exercise price of $11.25 per share.

Common Stock Warrants

On April 16, 2020, the Company closed an offering, (“April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of common stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of common stock price at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option (“Over-allotment”) each entitling the holder to purchase one share of common stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding at June 30, 2021. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at June 30, 2021.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of common stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of common stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at June 30, 2021. The Unit B Conversion Warrants have been fully exercised for shares of common stock.

On July 31, 2020, the Company issued 1,000,000 warrants in connection with the acquisition of Argyll with an exercise price of $8.00. These warrants were exercised during the year ended June 30, 2021 as described above. On June 2, 2021, the Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercises price of $17.50 to the holders of the Senior Convertible Note. There were no Series A Warrants exercised during the year ended June 30, 2021. The Series B Warrants may not be exercised until there is a redemption of principal under the Senior Convertible Note. The Series B Warrants were not exercisable at June 30, 2021.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2019	727,779	$6.30	2.09	$2,563,939
Issued	6,570,302	4.44
Exercised	(1,674,542)	4.59
Exchanged	(288,722)	11.25
Forfeited or cancelled	(70,225)	3.12
Outstanding, June 30, 2020	5,264,592	4.28	0.86	14,654,296
Issued	5,603,674	14.38
Exercised	(5,503,167)	4.88
Forfeited or cancelled	(14,541)	4.25
Outstanding, June 30, 2021	5,350,558	$14.19	3.14	$8,743,588

There were 3,350,558 warrants exercisable at June 30, 2021 with a weighted average exercise price of $12.21. The intrinsic value of the warrants exercised during the years ended June 30, 2021 and 2020 was $33,029,828 and $4,561,472, respectively

Common Stock Options

On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of common stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 is automatically increased by 233,968 shares. At June 30, 2021, there was a maximum of 1,733,968 shares of common stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of June 30, 2021, there were 1,281,959 shares of common stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2020 and July 1, 2019	51,942	$10.50
Granted	436,400	4.96
Exercised	(5,333)	8.37
Cancelled	(8,333)	7.09
Outstanding, June 30, 2021	474,676	5.49

As of June 30, 2021, the weighted average remaining life of the options outstanding was 4.37 years. As of June 30, 2021, there were 147,376 stock options that were available for exercise. The aggregate intrinsic value of options outstanding at June 30, 2021 was $2,537,975.

Stock Based Compensation

During the year ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $4,129,726 and $1,614,236, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services which has been recorded as general and administrative expense in the audited condensed consolidated statements of operations.

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

As of June 30, 2021, unamortized stock compensation for stock options was $598,105 with a weighted-average recognition period of 0.60 years. The options granted during the year ended June 30, 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

The Year Ended June 30, 2021
Expected term, in years	2.76
Expected volatility	132.60%
Risk-free interest rate	0.32%
Dividend yield	—
Grant date fair value	$3.41

Note 17 – Income Taxes

The income (loss) before income taxes follows:

	Fiscal 2021	Fiscal 2020
United States	$(19,987,348)	$(10,242,024)
International	(10,196,922)	(106,993)
Total loss before income taxes	$(30,184,270)	$(10,349,017)

The provision (benefit) from income taxes follows:

	Fiscal 2021	Fiscal 2020
Current:
Federal	$300,000	$2,398
State	—	—
Foreign	24,722	—
Total current	324,722	2,398
Deferred:
Federal	(4,136,258)	—
State	—	—
Foreign	—	—
Total deferred	(4,136,258)	—
Income tax provision (benefit)	$(3,811,536)	$2,398

During the year ended June 30, 2021, the Company recorded a deferred tax liability in connection with its acquisitions of Argyll, EGL, Helix and ggCircuit. These acquisitions impacted the Company’s estimate of realizability of its deferred tax assets and resulted in a reduction to the valuation allowance of $4,136,256 during the year ended June 30, 2021. There was no tax benefit recognized during the year ended June 30, 2020 as the Company did not yet have revenue generating operations and maintained a valuation allowance equal to the balance of its deferred tax assets

The reconciliation of the expected tax expense (benefit) based on U.S. federal statutory rate of 21% with the actual expense follows:

	Fiscal 2021	Fiscal 2020
U.S. federal statutory rate	$(6,338,697)	$(2,173,293)
Change in valuation allowance	1,133,233	863,264
Foreign tax rate and other foreign tax	(150,274)	(5,953)
Non-deductible warrant revaluations	325,484
Non-deductible revaluation of contingent consideration	367,207
Change in fair value of derivatives	—	510,783
Debt restructure	—	797,981
Acquisition costs	521,235	—
Other	330,276	9,616
Income tax provision	$(3,811,536)	$2,398

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Fiscal 2021	Fiscal 2020
Assets:
Net operating losses	$9,728,136	$1,864,962
Nonqualified stock options	382,974	187,209
Stock compensation payable	—	190,370
Depreciation and amortization	452,388	—
Other	26,264	—
Gross deferred tax assets	10,589,762	2,242,541
Deferred tax liabilities
Acquired intangible assets	(5,593,787)	—
Net deferred tax assets	4,995,975	2,242,541
Valuation allowance	(6,866,836)	(2,242,541)
Deferred tax liabilities, net	$(1,870,861)	$—

The Company has net deferred tax assets of $3,722,926 at June 30, 2021 for which there is no valuation allowance. The Company anticipates its deferred tax assets will be realized through the future reversal of existing temporary differences recorded as deferred tax liabilities. Should the Company determine that it would not be able to realize the remaining deferred tax assets in the future, an adjustment to the valuation allowance would be recorded in the period of determination. The need to maintain a valuation allowance against the Company’s deferred tax assets may cause greater volatility to our effective tax rate.

At June 30, 2021, the Company had estimated federal net operating loss carry forwards of $19.7 million that may be offset against future taxable income subject to limitation under IRC Section 382. The total federal net operating losses include $2.8 million of benefit that begins to expire in 2032, with the remaining federal net operating losses having no expiration. At June 30, 2021, the Company had net operating loss carryforwards related to its foreign operations in Malta of $2.0 million and the United Kingdom of $4.5 million that do not expire, as well as net operating loss carryforwards for Switzerland $19.9 million that can be carried forward for 7 years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to historical losses, the net operating loss carryback provision of the CARES Act is would not yield a material benefit to the Company.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2021 and June 30, 2020, respectively. The Company records interest and penalties, if any, for uncertain tax positions, in income tax expense. The Company believes any estimated accrued interest and penalties that may be imposed related to tax filings are not material to the consolidated financial statements for the year ended June 30, 2021.

Note 18 – Fair Value Measurements

The following financials instruments were measured at fair value on a recurring basis:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Warrant liability (Senior Convertible Note)	$23,500,000	$-	$-	$23,500,000

There were no assets or liabilities measured at fair value on a recurring basis at June 30, 2020 as derivative liabilities and warrant liabilities were settled in connection with the public offering and conversion of debt discussed in Note 13. A summary of the changes in Level 3 financial instruments follows:

Balance at June 30, 2019	$4,655,031
Change due to warrant exercise	(1,222,602)
Change due to extinguishment of debt	(1,426,323)
Change due to acquired amended and restated note	2,504,127
Change due to issuance of warrants	1,851,892
Change in fair value of derivative liabilities	(2,134,592)
Change in fair value of warrant liabilities	(297,706)
Change due to redemption of convertible debt	(196,297)
Change due to extinguishment of warrant liabilities upon Warrant Exchange	(3,583,442)
Change due to extinguishment of derivative liabilities upon conversion of notes	(4,793,462)
Change due to extinguishment of derivative upon exchange of derivative warrants	(221,222)
Balance at June 30, 2020	—
Fair value of warrants issued for Argyll acquisition (“Argyll Warrant Liability”) (Note 3)	2,750,076
Revaluation of Argyll warrant liability for warrants issued in Argyll Acquisition (Note 16)	4,729,924
Settlement of Argyll warrant liability (Note 16)	(7,480,000)
Issuance of Series A and Series B warrants with Senior Convertible Note (Note 12)	26,680,000
Revaluation of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(3,180,000)
Balance at June 30, 2021	$23,500,000

The warrants outstanding at June 30, 2021 issued with the Senior Convertible Note were valued using a Monte Carlo based valuation model with the following assumptions:

June 30, 2021
Contractual term, in years	2.00 – 4.00
Expected volatility	120% – 140%
Risk-free interest rate	0.24% – 0.65%
Dividend yield	—
Conversion / exercise price	$17.50

Note 19 – Subsequent Events

Equity Issuances

Subsequent to June 30, 2021 and through October 11, 2021, 2021, the Company issued 78,527 shares for services.

On October 1, 2021, the Company issued a total of 1,121,150 stock options to employees and non-employer directors with an exercise price of $6.71 under the 2020 Equity and Incentive Plan. During the period from July 1, 2021 through October 11, 2021, the Company issued 10,500 shares of common stock from stock option exercises with a weighted average exercise price $4.82.

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (“Bethard Business”). The initial payment of purchase consideration for the Bethard Business of €17,000,000 (equivalent to $20,067,871 using exchange rates in effect at the acquisition date) includes €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date) that was paid in cash at closing, and €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was initially payable in cash by October 1, 2021 pursuant an amendment agreement dated July 12, 2021, and subsequently extended to October 14, 2021 (“Additional Payment Due Date”) pursuant to a second amendment agreement (“Bethard Second Amendment Agreement”). The Company is also required to pay additional cash purchase consideration during the 24 month period following the acquisition date equal to 15% of net gaming revenue until the Additional Payment Due Date, with the percentage then decreasing to 10% - 12% of net gaming revenue during subsequent months. The total purchase consideration also includes a payment of up to €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to Bethard business following the acquisition date.

The acquisition was the Bethard Business was completed pursuant to the terms of the purchase agreement dated May 25, 2021 whereby the Company acquired the outstanding share capital, of Prozone Limited that had previously received the assets of the Bethard Business in a pre-closing restructuring by the seller.

The preliminary estimate of the purchase consideration follows pending the completion of the valuation of contingent consideration:

Cash paid at closing	$15,346,019
Cash consideration payable by October 14, 2021 (Additional Payment Due Date)	4,721,852
Contingent cash consideration	7,500,000
Contingent share consideration	2,242,880
Total purchase price consideration	$29,810,751

The preliminary estimated contingent cash consideration assumes a cash payment equal to 15% of net gaming revenue for the Bethard Business through the Additional Payment Due Date as set forth through the Second Payment Due Date estimated to be approximately four months, then reverting to 12% thereafter for the remainder of a two-year period following the acquisition date. The preliminary estimated contingent cash consideration is calculated using the applicable percentages applied to projected net gaming revenue of the Bethard Business at the date of acquisition.

The preliminary estimated contingent share consideration “assumes” in an adjusted payout of the contingent share consideration as there is currently no indication the ambassador agreement will be successfully assigned to the Company. The sellers of the Bethard Business have up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After 6 months, the contingent share consideration is reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24 month anniversary. The share consideration included in the total estimated preliminary purchase consideration are estimated using the exchange rates at the date of acquisition. The share consideration is not payable until the 24 month anniversary following the acquisition of the Bethard Business and therefore the contingent share consideration is classified as a noncurrent liability.

A preliminary purchase price allocation for the Bethard Business has not yet been performed as the acquisition was only recently completed. However, the Company anticipates the purchase price to be allocated to intangible assets and goodwill. Transaction related expenses incurred for the acquisition of the Bethard Business are estimated to total $765,863, with $750,113 incurred during the year ended June 30, 2021 and $15,750 incurred during the three months ended September 30, 2021. Transaction expenses are recorded in general and administrative expenses in the consolidated statements of operations.

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the year ended June 30, 2021 and 2020 as if the Bethard Business had been acquired on July 1, 2019. The pro forma results of operations for the year ended June 30, 2021 and 2020 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2019 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below.

	Pro Forma (unaudited) for the year ended June 30,
	2021	2020
Net revenue	$27,217,991	$32,482,076
Net loss	$(13,677,602)	$(13,251,236)
Net loss per common share, basic and diluted	$(0.87)	$(1.93)

The pro forma operating results of operations for the year ended June 30, 2021 and 2020 include amortization of intangibles, depreciation of equipment and cash proceeds made available through the issuance of equity to facilitate the acquisitions.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program (“ATM”) to sell up to an aggregate of $20,000,000 of common stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. The Company has sold 1,250 shares through the ATM subsequent to June 30, 2021.

Investment in Game Fund Partners LLC

The Company has signed a partnership agreement with Game Fund Partners LLC to become a part of their Venture Capital Arm and a new planned $300,000,000 game fund. As part of the new multi-year agreement, the Company will initially invest approximately $2,000,000 million dollars of EEG shares into 20% of the General Partnership of the fund and will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of October 13, 2021, the Company has not contributed any shares of its common stock to the fund.

Services Agreement, Loan Agreement and Put-Agreement with Metaverse Partners LP

Services Agreement

On October 12, 2021, the Company entered into a services agreement with Metaverse Partners, LP, a Delaware limited partnership (“Metaverse”), pursuant to which Metaverse will subcontract the performance of certain services and obligations by Metaverse related to Club Contracts (as defined herein) to the Company. Various member teams of the National Football League and other sporting clubs (the “Clubs”), may enter into one or more agreements (each a, “Club Contract”) with Metaverse that licenses the right to use certain names, trademarks, service marks, logos and colors of that Club (the ‘Club Marks”) in connection with Metaverse’s sales, marketing, planning, hosting, and execution of certain products and services in the live online gaming tournament broadcast, including in person white label or co-branded gaming events in the esports gaming industry. The services to be provided by the Company under the Services Agreement (the “Services”), which are intended to satisfy Metaverse’s obligations under the Club Contracts and give rise to certain rights in favor of the Company, will include technical and operation support services as it relates to the esports gaming industry and the management of video game tournament sponsorships and will be provided by the Company on an exclusive basis and in accordance with the terms of the Agreement and each Club Contract.

In connection with the provision of the Services, the Company has agreed to maintain all permits, licenses, certifications, regulatory approvals rights, and authorizations necessary to perform the Services, including all such rights, authorizations, and licenses to the Company’s technology (inclusive of all Company software, hardware, networks, IT systems, data, and other intellectual property used by the Company in connection with its performance of the Services) and any other third-party software, data, or other intellectual property utilized by the Company in providing the Services.

Subject to the terms of the Agreement and the applicable Club Contract, and to the extent permitted under the applicable Club Contract, Metaverse will allow the Company to use the applicable Club Marks for the term of the Agreement solely to the extent necessary to enable the Company to perform its obligations under the Agreement and in each case subject to Metaverse’s prior, written approval, which approval may be conditioned upon the applicable Club’s approval.

The Agreement has an initial term of two years (the “Initial Term”). At the end of the Initial Term and each extension, the Agreement automatically extends on the same terms for an additional 1-year period unless either party provides the other with at least 30 days’ prior written notice of its intent to not extend the term of the Agreement. Notwithstanding the foregoing, Metaverse may terminate the Agreement for cause and effective as of the date specified in such notice if the Company commits any material breach of the Agreement that is not reasonably capable of being cured or, if curable, that the Company fails to cure within thirty days of its receipt of written notice thereof.

Under the Services Agreement, the Company is entitled to receive 100% of the revenue from each Club in consideration of the Services performed; provided that, if there are opportunities for additional revenue under the Club Contracts that the Company isn’t currently performing or pursuing, Metaverse will receive 100% of such revenue.

Loan Agreement

Concurrently with and in consideration of the execution of the Agreement, Metaverse agreed to make to the Company, one or several loans, to be used by the Company for operational purposes, in the aggregate principal amount of at least $15,000,000 and up to $25,000,000 (collectively and each individually, the “Loan”) pursuant to that certain Loan Agreement dated October 12, 2021 by and between Metaverse and the Company, (the “Loan Agreement Pursuant to the terms of the Loan Agreement, Metaverse is to make a $15,000,000 loan to the Company (the “Initial Loan”) and committed to make an additional loan to the Company in the amount of $10,000,000 (the “Second Loan”). In connection with the Initial Loan, the Company signed a promissory note to Metaverse dated October 12, 2021 in the principal amount of $15,000,000 (the “Initial Loan Note”). The Second Loan. If applicable, will be on the same terms as the Initial Loan in all material respects, will be reflected by a promissory note (the “Second Loan Note”) that will be identical, in all material respects to the Initial Loan Note and will be due and payable at the same time as the Initial Loan Note.

The principal amount of the Initial Loan and, as applicable, the Second Loan and the amount of all interest accrued under the Initial Note and, as applicable, the Second Note will together become immediately due and payable within fifteen calendar days following any of the enumerated events of default set forth in the Loan Agreement.

Upon (i) full repayment of the amounts due under the Loan Agreement and the applicable notes and the performance by the Company of all of its other obligations under the Loan Agreement , or (ii) exercise in full of either the “Put Right” or the “Call Right” or payment in full of the “Cash Alternative Amount” under that certain Put-Call Option Agreement, dated October 12, 2021, among the Company, Metaverse and the limited partners of Metaverse (the “Put-Call Option Agreement”), except as otherwise provided in the Loan Agreement and the other loan documents, the Company will thereupon automatically be fully, finally, and forever released and discharged from any claim, liability, or obligation in connection with the Loan Agreement and the other loan documents.

The Initial Loan Note and, if applicable, the Second Loan Note will bear interest at the rate of 8% per year and will mature on October 12, 2023 (the “Maturity Date”). Subject to acceleration, upon an event of default, interest on the Initial Loan Note and, if applicable, the Second Loan Note is due and payable on October 12, 2022, April 12, 2023 and on the Maturity Date and principal on the Initial Loan Note and, if applicable, the Second Loan Note is due on the Maturity Date.

Put-Call Option Agreement

On October 12, 2021, the Company, Metaverse and the limited partners of Metaverse entered into a Put-Call Option Agreement (the “PCO Agreement”) under which the limited partners of Metaverse (the “Limited Partners”) can, under certain circumstances, require the Company to purchase their interests in Metaverse and the Company can, under certain circumstances, require the Limited Partners to sell their interests in Metaverse to the Company. Subject to the terms and conditions of the PCO Agreement, beginning on the date that is two years after the date of the PCO Agreement (the “Put Commencement Date”) and ending on the date that is two years and ten business days after the date of the PCO Agreement, a majority in interest of the Limited Partners, acting with the written consent of the general partner of Metaverse (the “Put Limited Partners”), have the right (the “Put Right”), but not the obligation, to cause the Company to purchase all of the Limited Partners’ interests in Metaverse in exchange for the applicable number of Consideration Shares (as defined herein) being issued to each Limited Partner (the “Put”), and have the right to require that each other Limited Partner (collectively, the “Non-Put Limited Partners”) participate in and be otherwise bound to the Put. Notwithstanding the foregoing, in the event that the Company’s common stock (or any class of securities inro which such common stock has been converted) is suspended from trading on, or removed or delisted from, either the Nasdaq Stock Market or the NYSE for longer than thirty consecutive days, the Put Limited Partners have the right to exercise the Put Right beginning on the date of such event and ending on the date that is two years and ten business days after the date of this Agreement, regardless if such date is before the Put Commencement Date (the “Accelerated Put Commencement Date”).

In the event the Put Limited Partners exercises the Put Right, the consideration for which the Company will be required to purchase the Metaverse limited partnership interests from all of the Limited Partners will consist of a number of shares of common stock of the Company equal to the amount determined by the following calculation (issuable to each Limited Partner, the “Consideration Shares”):

Consideration Shares equals Base Capital divided by Company Price Per Share.

For purposes of the PCO Agreement, (i) “Base Capital” equals, as of the date of the Put Exercise or Call Exercise Notice, as applicable, the applicable Limited Partner’s (A) capital contribution plus (B) an amount equal to an 8% per annum cumulative preferred return, compounded annually, on the amount of such Limited Partner’s capital contribution minus (C) any distributions received pursuant to the Metaverse Partnership Agreement and (ii) “Company Price Per Share” equals the lesser of: (X) $20.00 and (Y) 80% of the 30-day volume weighted average of the closing sales prices of the Company’s common stock for such day on all domestic securities exchanges on which the Company’s common stock may be listed as of the date of the Put Commencement Date, Accelerated Put Commencement Date or Call Commencement Date, as applicable.

The closing of the sale of the Metaverse limited partnership interests pursuant to the Put Right will take place no later than 60 days following receipt by the Company of a put exercise notice (the “Put Right Closing Date”). Within thirty days after the Put Right Closing Date, the Company will file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-3 (or, if not available, on Form S-1) registering the resale of the applicable Consideration Shares, and the Company will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof. In the event such registration statement is not filed within thirty days after the Put Right Closing Date or is not declared effective within 120 days of the Put Right Closing Date, each Limited Partner will have the right, but not the obligation, to exchange such Limited Partner’s Consideration Shares for such Limited Partner’s Cash Alternative Amount (as defined below).

If (i) the Company fails to deliver the Consideration Shares to the applicable Limited Partner within 60 days following the receipt by the Company of the put exercise notice or (ii) as of the Put Right Closing Date, the class of shares of which the Consideration Shares are a part is no longer eligible for trading on either the Nasdaq Stock Market or the NYSE (such event, a “Put Failure Event”), the Company will deliver, within ten business days of such Put Failure Event, to each Limited Partner an amount in cash equal to the result of dividing such Limited Partner’s Base Capital by 0.8 (such amount, the “Cash Alternative Amount”), with such payment to be made by wire transfer of immediately available funds.

Subject to the terms and conditions of the PCO Agreement, beginning on the date that is two years after the date of the PCO Agreement (the “Call Commencement Date”) the Company has the right (the “Call Right”), but not the obligation, to cause all of the Limited Partners to sell all of their interests in Metaverse to the Company. In the event the Company exercises the Call Right, the consideration for which Limited Partners will be required to sell their interests in Metaverse will be in the form of the Company issuing to each Limited Partner the number of Consideration Shares calculated in accordance with the formula set forth above.

The closing of the sale of the Metaverse interests pursuant to the Call Right will take place no later than 60 days following receipt by the Limited Partners of a call exercise notice (the “Call Right Closing Date”). Within thirty days after the Call Right Closing Date, the Company will file with the SEC a registration statement on Form S-3 (or, if not available, on Form S-1) registering the resale of the applicable Consideration Shares, and the Company will use its commercially reasonable efforts to have such registration statement declared effective as soon as practicable after the filing thereof. In the event such registration statement is not filed within thirty days after the Call Right Closing Date or is not declared effective within 120 days of the Call Right Closing Date, each Limited Partner will have the right, but not the obligation, to exchange such Limited Partner’s Consideration Shares for such Limited Partner’s Cash Alternative Amount.

If the Company fails to deliver the Consideration Shares to the applicable Limited Partners within 60 days following the delivery by the Company of the call exercise notice or (ii) as of the Call Right Closing Date, the class of shares of which the Consideration Shares are a part is no longer eligible for trading on either the Nasdaq Stock Market or the NYSE (such event, a “Call Failure Event”), the Company will deliver, within ten business days of such Call Failure Event, to each Limited Partner an amount in cash equal such Limited Partner’s Cash Alternative Amount.

