Form 10-K/A
period 2021-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2021-10-22
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Esports Entertainment Group, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2021, as filed on October 13, 2021 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”). The purpose of this Amendment is to file Exhibits 23.1 and 23.2, Consents of Independent Registered Public Accounting Firm which includes the consent to the incorporation by reference of Friedman LLP’s report dated October 13, 2021, with respect to the consolidated financial statements for the year ended June 30, 2021 and Rosenberg Rich Baker Berman P.A. report October 1, 2020 with respect to the consolidated financial statements for the year ended June 30, 2020 both appearing in the Annual Report on Form 10-K of the Company for the year ended June 30, 2021 into registration statements on Form S-8, S-3, and S-3, file numbers, 333-250970, 333-258822, and No. 333-252370, respectively which consents were inadvertently omitted from the original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date. This Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Friedman LLP					*
23.2	Consent of Rosenberg Rich Baker Berman P.A.					*
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: October 22, 2021		/s/ Grant Johnson
	Name:	Grant Johnson
	Title:	Chief Executive Officer and President