Form 10-Q
period 2021-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2021-11-15
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

170 Pater House, Psaila Street

Birkirkara, Malta, BKR 9077

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered Symbol(s)
Common Stock	GMBL	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	GMBLW	The Nasdaq Stock Market LLC
10.0% Series A Cumulative Redeemable Convertible Preferred Stock	GMBLP	The Nasdaq Stock Market LLC

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

As of November 12, 2021, there were 22,390,453 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2021

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	June 30, 2021

ASSETS

Current assets
Cash	$2,817,536	$19,917,196
Restricted cash	1,055,101	3,443,172
Receivables reserved for users	5,061,768	2,290,105
Accounts receivable, net	377,673	136,681
Other receivables	803,704	658,745
Prepaid expenses and other current assets	2,922,104	3,264,344
Total current assets	13,037,886	29,710,243

Equipment, net	789,637	726,942
Operating lease right-of-use asset	1,168,635	1,272,920
Intangible assets, net	59,030,190	45,772,555
Goodwill	52,328,021	40,937,370
Other non-current assets	2,441,080	1,315,009

TOTAL ASSETS	$128,795,449	$119,735,039

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$11,599,709	$8,458,689
Payable for Bethard acquisition	4,629,388	-
Liabilities to customers	6,116,869	3,057,942
Deferred revenue	151,045	22,110
Current portion of notes payable and other long-term debt	219,024	223,217
Operating lease liability - current	375,628	414,215
Contingent consideration - current	3,266,000	-
Total current liabilities	26,357,663	12,176,173

Senior convertible note, net of unamortized discount	7,941,998	6,302,504
Notes payable and other long-term debt	165,599	221,300
Warrant liability	11,691,400	23,500,000
Deferred income taxes	5,503,861	1,870,861
Operating lease liability - non-current	820,082	878,809
Contingent consideration - non-current	2,583,480	-

Total liabilities	55,064,083	44,949,647

Commitments and contingencies (Note 13)
Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, none issued and outstanding, liquidation preference $11.00 per share	-	-
Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 21,983,172 and 21,896,145 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	21,983	21,896
Additional paid-in capital	123,264,256	122,341,002
Accumulated deficit	(47,460,717)	(46,908,336)
Accumulated other comprehensive loss	(2,094,156)	(669,170)
Total stockholders’ equity	$73,731,366	74,785,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,795,449	$119,735,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Net revenue	$16,408,291	$222,392

Operating costs and expenses:
Cost of revenue	6,451,292	420,075
Sales and marketing	7,386,463	604,118
General and administrative	11,175,136	3,055,808
Total operating expenses	25,012,891	4,080,001

Operating loss	8,604,600	3,857,609

Other income (expense):
Interest expense	(2,345,196)	(1)
Change in fair value of warrant liability	11,808,600	2,100,953
Other non-operating loss	(1,411,185)	(51,836)
Total other income	8,052,219	2,049,116

Loss before income taxes	552,381	1,808,493

Income tax benefit (expense)	-	-

Net loss	$552,381	$1,808,493

Basic and diluted loss per common share	$(0.03)	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	21,954,892	12,173,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,
	2021	2020

Net loss	$552,381	$1,808,493

Other comprehensive loss:
Foreign currency translation loss (gain)	1,424,986	(941)

Total comprehensive loss	$1,977,367	$1,807,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional	Accumulated	Accumulated other
	Shares	Amount	paid-in capital	Deficit	comprehensive loss	Total

Balance as at July 1, 2021	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	8,500	8	40,961			40,969
Common stock issued for services	78,527	79	574,220			574,299
Stock based compensation			308,073			308,073
Foreign exchange translation					(1,424,986)	(1,424,986)
Net loss				(552,381)		(552,381)
Balance as at September 30, 2021	21,983,172	$21,983	$123,264,256	$(47,460,717)	$(2,094,156)	$73,731,366

Balance as at July 1, 2020	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Common stock issued upon the exercise of warrants	275,463	276	1,024,648	-	-	1,024,924
Common stock and warrants issued for LHE Enterprises Limited	650,000	650	3,802,500	-	-	3,803,150
Common stock issued for Flip Acquisition	93,808	94	499,906	-	-	500,000
Common stock issued for services	291,256	291	1,873,551	-	-	1,873,842
Stock based compensation	-	-	36,035	-	-	36,035
Foreign exchange translation	-	-	-	-	941	941
Net loss	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	12,543,750	$12,544	$39,155,131	$(22,344,095)	$941	$16,824,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(552,381)	$(1,808,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,230,736	266,448
Right-of-use asset amortization	111,616	-
Stock-based compensation	882,372	1,007,672
Amortization of debt discount	1,639,494	-
Change in fair value of warrant liability	(11,808,600)	(2,100,953)
Other non-cash charges, net	(92,820)	-
Changes in operating assets and liabilities:
Accounts receivable	(220,660)	-
Receivables reserved for users	(2,878,302)	(195,213)
Other receivables	360,125	21,619
Prepaid expenses and other current assets	331,953	(32,888)
Other non-current assets	131	-
Accounts payable and accrued expenses	2,772,657	(805,338)
Liabilities to customers	2,793,781	381,325
Deferred revenue	128,935	-
Operating lease liability	(90,256)	1,978
Net cash used in operating activities	(3,391,219)	(3,263,843)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	(14,947,835)	-
Cash consideration paid for Argyll, net of cash acquired	-	(669,991)
Cash consideraiton paid for FLIP	-	(100,000)
Payments made in connection with loans receivable	-	(250,000)
Purchase of intangible assets	(38,606)	(98,136)
Purchases of equipment	(56,440)	(2,520)
Net cash used in investing activities	(15,042,881)	(1,120,647)

Cash flows from financing activities:
Payment of Bethard contingent consideration	(850,520)	-
Proceeds from exercise of stock options and warrants, net of issuance costs	4,015	1,024,924
Repayment of notes payable and finance lease	(52,857)	-
Net cash provided by (used in) financing activities	(899,362)	1,024,924

Effect of exchange rate on changes in cash and restricted cash	(154,269)	(108,257)
Net increase (decrease) in cash and restricted cash	(19,487,731)	(3,467,823)
Cash and restricted cash, beginning of period	23,360,368	12,353,307
Cash and restricted cash, end of period	$3,872,637	$8,885,484

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	September 30, 2021	September 30, 2020
Cash	$2,817,536	$8,885,484
Restricted cash	1,055,101	-
	$3,872,637	$8,885,484

Reconciliation of cash and restricted cash at the beginning of the period follows:

	June 30, 2021	June 30, 2020
Cash	$19,917,196	$12,353,307
Restricted cash	3,443,172	-
	$23,360,368	$12,353,307

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$700,000	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash consideration payable for Bethard acquisition	$4,721,852	$-
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$6,700,000	$-
Common stock issued for Argyll	$-	$3,802,500
Settlement of Argyll acquisition warrant liability for common stock	$-	$5,488,171
Common stock issued for FLIP acquisition at closing	$-	$500,000
Settlement of FLIP contingent consideration in common stock	$-	$500,000
Share settlement of liabilities to be settled in stock account	$-	$927,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (“Company” or “EEG”) was formed in the State of Nevada on July 22, 2008 under the name Virtual Closet, Inc., before changing its name to DK Sinopharma, Inc. on June 6, 2010 and then to, VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc.

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”).

On June 1, 2021, the Company also acquired Helix Holdings, LLC (“Helix”) and ggCircuit, LLC (“GGC”). Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is also the owner of the Genji Analytics, an analytics platform, and LANduel, a proprietary player-versus-player wagering platform. GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”). Bethard’s business-to-consumer operations that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. The unaudited condensed consolidated financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2021.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or total assets, liabilities and stockholders’ equity. The amounts previously reported in other income and foreign exchange loss were reclassified to other non-operating income (loss) on the unaudited condensed consolidated statements of operations. The prior period amounts reported as taxes payable and equity to be issued were classified to accounts payable and accrued expenses for the current period presentation on the unaudited condensed consolidated balance sheets.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The evaluation of going concern under the accounting guidance requires significant judgment. The Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2021, the Company had approximately $2,817,536 of available cash on-hand. On November 12, 2021, one business day preceding this filing, the Company had approximately $1,301,846 of available cash on-hand. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. These conditions were determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the announcement on November 11, 2021 of the pricing of an underwritten registered public offering by the Company to issue 800,000 shares of 10.0% Series A cumulative redeemable convertible preferred stock (“Series A Preferred Stock”) with a liquidation preference of $11.00 per share, and at a purchase price of $10.00 per share, for total gross proceeds to be raised of $8.0 million before deducting underwriting discounts, other estimated offering expenses and the payment of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) due for the acquisition of the Bethard business (see Note 3 for discussion of the Bethard acquisition and Note 17 for further discussion of the Series A Preferred Stock), (ii) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company has sold 1,250 shares to raise gross proceed of $8,046 and has $19,991,954 in gross proceeds remaining under the ATM equity offering program (iii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iv) the ability to raise additional financing from other sources. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of September 30, 2021 and June 30, 2021 the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company’s cash is held with financial institutions, and the account balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit at times. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

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

Liabilities to Customers

The Company records liabilities to customers, also referred to as player liabilities, for the amounts that may be withdrawn by a player at a given time. The player liabilities include player deposits, bonuses or incentive awards and user winnings less withdrawals, tax withholdings and player losses. The Company maintains a restricted cash balance and player deposits held by third parties, recorded as receivables reserved for users on the unaudited condensed consolidated balance sheets, at levels that equal to or exceeding its liabilities to customers.

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

Impairment of Long-Lived Assets

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future revenues and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. There was no impairment of long-lived assets identified for the three months ended September 30, 2021 and 2020.

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

Earnings Per Share

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

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended September 30, 2021 and 2020 because their inclusion would have been antidilutive.

	As of September 30,
	2021	2020
Common stock options	466,176	51,942
Common stock warrants	5,350,558	6,001,129
Common stock issuable upon conversion of Senior Convertible Note	2,120,000	—
Contingently issuable shares	—	2,667
Total	7,936,734	6,055,738

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third-party iGaming expenses within costs of revenue in the consolidated statement of operations.

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

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account the Company’s overall pricing objectives, taking into consideration market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts.

Esports Event Management and Team Service Revenue

The Company derives revenue from esports event management and team services. Esports event management services support the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live or online. The revenue generated from esports event management services is generally earned on a fixed fee basis per event. The esports team services offerings of the Company include recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

Esports event management and team services revenues are recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognizes revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services is recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services is recorded as deferred revenue on the consolidated balance sheets. The Company may also enter into profit sharing arrangements which are determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements is recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contact may further require the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company does not recognize revenue from the processing of payments until the conclusion of the event or tournament.

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

Recently Issued Accounting Standards

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. Early adoption is permitted but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. ASU 2020-06 is effective for the Company beginning on July 1, 2022. The Company is currently evaluating the potential impact of this standard on its unaudited condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. ASU 2016-13 is effective for the Company beginning on July 1, 2023. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning after December 15, 2022; and aligns with the effective date of ASU 2016-13. Early adoption is permitted. ASU 2017-04 is effective for the Company beginning on July 1, 2023. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited (“Bethard”) that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (the “Bethard Business”). The acquisition of Bethard expands the igaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the seller. The initial payment of purchase consideration for Bethard included cash paid at closing of €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), with the net cash paid at closing being €12,662,688 (equivalent to $14,947,835 using exchange rates in effect at the acquisition date). The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that is due to be paid by the Company using the proceeds raised from the issuance of the Series A Preferred Stock (see discussion of the Series A Preferred Stock at Note 15). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the Additional Payment Due Date, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard business acquired by the Company following the acquisition date.

The preliminary estimate of the purchase consideration, pending the completion of a final valuation to calculate the fair value of the contingent cash consideration, is as follows:

Cash paid at closing	$15,346,019
Second Payment	4,721,852
Contingent cash consideration	6,700,000
Total preliminary purchase price consideration	$26,767,871

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

The preliminary estimated purchase consideration excludes contingent share consideration payable to the sellers as there is no indication such contingent share contingent consideration will become payable from a successful assignment of the specified ambassador agreement. The sellers of the Bethard Business have up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After 6 months, the contingent share consideration is reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24 month anniversary. As of November 15, 2021, the ambassador agreement had not been assigned to the Company.

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed is as follows:

Cash	$398,184
Intangible assets	17,300,000
Goodwill	11,924,685
Other non-current assets	1,180,463
Accrued liabilities	(5,634)
Player liability	(396,827)
Deferred income taxes	(3,633,000)
Total	$26,767,871

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$3,700,000
Player interface	5	1,200,000
Gaming licenses	2	700,000
Player relationships	5	11,700,000
Total		$17,300,000

The goodwill of Bethard is not deductible for tax purposes. Transaction related expenses incurred for the acquisition of the Bethard Business are estimated to total $765,863, with $750,113 incurred during the year ended June 30, 2021 and $15,750 incurred during the three months ended September 30, 2021. Transaction expenses are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the three months ended September 30, 2020 as if Bethard, as well as the recent acquisitions of the Company completed during the year ended June 30, 2021, namely Argyll, Lucky Dino, EGL, ggCircuit and Helix, had been acquired on July 1, 2020. The results of operations of FLIP acquired during the year ended June 30, 2021 were excluded from the pro forma presentation for the three months ended September 30, 2020 due to immateriality. The results of operations of Bethard, as well as the previous acquisitions identified above, are included in the unaudited condensed consolidated statement of operations of the Company for the three months ended September 30, 2021, with any differences resulting from the acquisition of Bethard on July 13, 2021 assessed as immaterial.

The pro forma results of operations for the three months ended September 30, 2020 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2020 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below.

Three months ended September 30, 2020
Net revenue	$16,950,997
Net loss	$(6,638,077)
Net loss per common share, basic and diluted	$(0.40)

The pro forma operating results of operations for the three months ended September 30, 2020 are based on the individual historical results of the Company and the businesses acquired, with adjustments to give effect as if the acquisitions had occurred on July 1, 2020, after giving effect to certain adjustments including the amortization of intangible assets and depreciation of equipment resulting from the acquisitions.

Note 4 – Other Receivables

The components of other receivables are as follows:

	September 30, 2021	June 30, 2021
Marketing receivables from revenue partners	$132,123	$233,725
Receivable from revenue sharing arrangement	134,120	137,461
Other	537,461	287,559
Other receivables	$803,704	$658,745

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	September 30, 2021	June 30, 2021
Prepaid marketing costs	$1,939,241	$1,727,669
Prepaid insurance	172,297	175,620
Other	810,566	1,361,055
Prepaid expenses and other current assets	$2,922,104	$3,264,344

Note 6 – Equipment

The components of equipment are as follow:

	September 30, 2021	June 30, 2021
Computer equipment	$321,615	$258,049
Furniture and equipment	263,835	249,070
Leasehold improvements	221,787	221,787
Finance lease asset	117,979	117,979
Equipment, at cost	925,216	846,885
Accumulated depreciation and finance lease amortization	(135,579)	(119,943)
Equipment, net	$789,637	$726,942

During the three months ended September 30, 2021 and 2020, the Company recorded total depreciation expense and finance lease amortization of $46,736 and $49,096, respectively.

Note 7 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill is as follows:

Three months ended September 30, 2021
Goodwill, balance at beginning of year	$40,937,370
Acquisition of Bethard	11,924,685
Foreign currency translation	(534,034)
Goodwill, balance at end of period	$52,328,021

The intangible amounts comprising the intangible asset balance are as follows:

	September 30, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$ 10,929,120	$ (524,752)	$10,404,368	$7,396,804	$(257,018)	$7,139,786
Developed technology and software	26,204,592	(2,531,938)	23,672,654	25,231,659	(1,242,605)	23,989,054
Gaming licenses	2,397,035	(859,679)	1,537,356	1,752,612	(573,876)	1,178,736
Player relationships	25,107,235	(2,478,505)	22,628,730	13,956,083	(1,253,135)	12,702,948
Internal-use software	804,308	(17,226)	787,082	777,171	(15,140)	762,031
Total	$ 65,442,290	$ (6,412,100)	$59,030,190	$49,114,329	$(3,341,774)	$45,772,555

During the three months ended September 30, 2021, the Company recorded amortization expense for its intangible assets of $3,184,000.

The estimated future amortization related to definite-lives of intangible assets, including amortization related to the preliminary allocation of fair value to the intangible assets of Bethard, are as follows:

Fiscal 2022	$9,535,009
Fiscal 2023	12,151,162
Fiscal 2024	11,512,694
Fiscal 2025	11,512,694
Fiscal 2026	9,067,502
Thereafter	5,251,129
Total	$59,030,190

Note 8 – Other Non-Current Assets

The components of other non-current assets are as follows:

	September 30, 2021	June 30, 2021
iGaming regulatory deposits	$1,894,459	$755,474
iGaming deposit with service providers	424,172	434,738
Rent deposit	89,036	91,253
Other	33,413	33,544
Other non-current assets	$2,441,080	$1,315,009

Note 9 – Account Payable and Accrued Expenses

The components of account payable and accrued expenses are as follows:

	September 30, 2021	June 30, 2021
Trade accounts payable	$4,121,839	$2,609,212
Accrued marketing	458,553	1,582,470
Accrued payroll and benefits	1,145,570	1,093,263
Accrued professional and other expenses	5,437,602	2,451,366
Accrued jackpot liabilities	436,145	432,504
Accrued legal settlement (Note 13)	—	289,874
Total	$11,599,709	$8,458,689

Note 10 – Related Party Transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. During the three months ended September 30, 2021 and 2020, the Company incurred charges of $1,200 and $1,200, respectively from the Chief Executive Officer for office expense reimbursement. As of September 30, 2021 and 2020, there were no amounts payable to the Chief Executive Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. During the three months ended September 30, 2021 and 2020 the Company incurred general and administrative expenses of $11,109 and $43,579, respectively, in accordance with these agreements. As of September 30, 2021 and 2020, there were no amounts payable to Contact Advisory Services Ltd.

The Company has retained legal and corporate secretarial services from a member of its Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The legal consultancy agreement requires payments of £18,000 ($24,221 translated using the exchange rate in effect at September 30, 2021) per month to the law firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Chief Legal Officer and Company Secretary.

Note 11 – Leases

The unaudited condensed consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follow:

	Condensed Consolidated Balance Sheet Caption	September 30, 2021	June 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,168,635	$1,272,920
Finance lease assets	Equipment, net	104,086	114,540
Total lease assets		$1,272,721	$1,387,460
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$375,628	$414,215
Finance lease liabilities	Current portion of notes payable and other long-term debt	50,702	50,702
Long-term:
Operating lease liabilities	Operating lease liability - non-current	820,082	878,809
Finance lease liabilities	Notes payable and other long-term debt	53,385	63,161
Total lease liabilities		$1,299,797	$1,406,887

The operating lease expense and finance lease expense for the three months ended September 30, 2021 were $114,903 and $34,505, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	September 30, 2021	June 30, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	3.96	4.11
Finance leases	2.25	2.50

Weighted Average Discount Rate:
Operating leases	6.84%	6.82%
Finance leases	8.00%	8.00%

The future minimum lease payments at September 30, 2021 follows:

	Operating Lease	Finance Lease
Fiscal 2022	$352,031	$38,027
Fiscal 2023	311,484	50,702
Fiscal 2024	321,421	25,352
Fiscal 2025	235,579	—
Fiscal 2026	74,109	—
Thereafter	71,526	—
Total lease payments	1,366,150	114,081
Less: imputed interest	170,440	9,994
Present value of lease liabilities	$1,195,710	$104,087

Note 12 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term are as follows:

	September 30, 2021	June 30, 2021
Notes payable	$280,536	$330,654
Finance lease obligation (See Note 11)	104,087	113,863
	384,623	444,517
Less current portion of notes payable and long-term debt	(219,024)	(223,217)
Notes payable and other long-term debt	$165,599	$221,300

The Company assumed a note payable of £250,000 (equivalent to $327,390) in connection with its acquisition of Argyll on July 31, 2020. The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue for two years through May 2023. The principal balance of the notes payable on September 30, 2021 was £208,333 ($280,536 using exchange rates at September 30, 2021). Interest expense on the note payable was $1,101 for the three months ended September 30, 2021.

Senior Convertible Note

On June 2, 2021, the Company issued a Senior Convertible Note in the principal amount of $35,000,000 million with the Company receiving proceeds at issuance of $32.5 million, net of debt issuance costs of $2.5 million. The Senior Convertible Note matures on June 2, 2023, at which time the Company is required to repay the original principal balance and a “minimum return” equal to 6% of any outstanding principal. The aggregate principal of the Senior Convertible Note repayable at maturity is $37,100,000 and the Senior Convertible Note accrues interest at rate of 8% per annum payable in cash monthly. The Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Senior Convertible Note totaling $26,680,000. The debt discount is being amortized to interest expense over the term of the Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

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

The Senior Convertible Note is subject to a most favored nation provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue, or issue any variable rate securities, the holder of the Senior Convertible Note has the additional right to substitute such variable price (or formula) for the conversion price. If the holder were to substitute a floor price of $2.1832 as the variable price, the Company would be required to settle in cash any difference between the market value of the shares subject to conversion at the floor price and the market value of the shares using the variable price, excluding any reference to the floor. The holder of the Senior Convertible Note also has the right to have the Company redeem all or a portion of the Senior Convertible Note at a redemption price equal to 106% of the portion of the Senior Convertible Note being redeemed should the Company provide notice of incurring additional debt.

If an event of default occurs, the holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the floor price of $2.1832 or a price derived from the volume weighted average price of the Company’s common stock at the time of Alternate Conversion. If the Alternate Conversion were to include the floor price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor.

In connection with an event of default, the holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 115% of the outstanding principal of the Convertible Note to be redeemed, plus accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s common stock underlying the Convertible Note, as determined in accordance with the Convertible Note, if greater. The noteholder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the holder, together with certain related parties, would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

In addition, unless obtain approval is obtained from the Company’s stockholders as required by Nasdaq, the Company is prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock, or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching the Company’s obligations under the rules and regulations of Nasdaq.

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

The Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company will also will be subject to certain financial covenants relating to available cash, ratio of outstanding indebtedness to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues commencing June 30, 2022.

The Company evaluated its compliance with the debt covenants in the Senior Convertible Note as of September 30, 2021 and the period from October 1, 2021 through November 15, 2021 and determined that it had not maintained compliance with certain covenants in the Senior Convertible Note. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, through Additional Payment Due Date (see discussion of the Bethard acquisition in Note 3) and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of common stock. In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the waiver, the Company agreed to permit the immediate conversion of up to $7,500,000 of the outstanding balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock of the Company. In the event of default following December 25, 2021, the holder may exercise any and all rights available to it following such a default that includes redemption of the Senior Convertible Note for cash. The holder may also choose to convert any outstanding indebtedness in the form of the Alternate Conversion Price as provided in the Senior Convertible Note, subject to the terms and conditions contained therein, until such time as the Company is in compliance with the covenants of the agreement. The holder of the Senior Convertible Note has converted a principal amount of $468,500, $403,500 and $806,500 on October 14, 2021, November 4, 2021 and November 9, 2021, respectively into 100,001, 100,023 and 200,007 shares of common stock, respectively.

On November 2, 2021, the Company obtained an additional waiver from the holder of the Senior Convertible Note in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Preferred Stock (discussed in the Note 17). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Senior Convertible Note by the Company to be equal to 110% of the conversion amount, as defined in agreement as any unpaid principal, minimum return due to the holder, and unpaid interest due on such redemption date. The Company also agreed to pay the holder of the Senior Convertible Note an amount payable in cash of up to $1.5 million under the terms of a registration rights agreement. The Company recognized the amount payable to the holder of the Senior Convertible Note under the registration rights agreement in other non-operating loss in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2021.

Warrants

The Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Senior Convertible Note. The Series A Warrants may be exercised at any time after issuance for one share of common stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senor Convertible Note is redeemed. As a result, for each share of common stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased or decreased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note agreement, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $23,500,000, with a fair value of $13,600,000 determined for the Series A Warrants and a fair value of $9,900,000 determined for the Series B Warrants. At September 30, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $11,691,400 with a fair value of $7,851,400 determined for the Series A Warrants and a fair value of $3,840,000 determined for the Series B Warrants. The change in fair value of warrant liability recorded in the consolidated statement of operations for the three months ended September 30, 2021 was $11,808,600. Refer to Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Senior Convertible Note were allocated to the Series A Warrants and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Senior Convertible Note. The debt discount on the Senior Convertible Note is being amortized over its term of two years. The Company recorded $1,639,494 to interest expense for amortization of the debt discount on the Senior Convertible Note for the three months ended September 30, 2021. The Company recorded total interest expense of $2,339,494 on the Senior Convertible Note for the three months ended September 30, 2021.

The maturities of long-term debt are as follows:

Fiscal 2022	$219,024
Fiscal 2023	37,275,594
Total before unamortized discount	37,494,618
Less: unamortized discount and issuance costs	29,167,997
Total	$8,326,621

The components of our long-term debt on the unaudited condensed consolidated balance sheet at September 30, 2021 follows:

Current portion of notes payable and long-term debt	$219,024
Notes payable and long-term debt (non-current)	165,599
Senior convertible note, net of unamortized discount	7,941,998
Total	$8,326,621

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (“Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in common stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of common stock totaling $825,0000 for the term of the agreement ending January 31, 2023. The cost of the sponsorship arrangement with the Team is recorded to sales and marketing expense on the unaudited condensed consolidated statements of operations over the term of the Amended Sponsorship Agreement. During the three months ended September 30, 2021, the Company has recorded $322,043 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team at September 30, 2021. The remaining amounts payable under this agreement are estimated at $750,000 for the year ended June 30, 2022, and $750,000 for the year ended June 30, 2023.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s was March 31, 2021. The Company paid $1,550,000 on June 11, 2021 and issued 50,000 shares of common stock on July 1, 2021 in connection with the commencement of the arrangement. The Bally’s agreement extends for 10 years from the date of commencement requiring the Company to pay $1,250,000 and issue 10,000 shares of common stock on each annual anniversary date. During the three months ended September 30, 2021, the Company has recorded $342,333 in sales and marketing expense for its arrangement with Bally’s Corporation. There were no outstanding amounts payable to Bally’s Corporation at September 30, 2021. As of September 30, 2021, the annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of common stock payable each year through the year ended June 30, 2030.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of September 30, 2021, the Company has not contributed any shares of its common stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. At September 30, 2021, the commitments under these agreements are estimated at $2,349,589 for the year ended June 30, 2022, $2,403,891 for the year ended June 30, 2023, $2,015,495 for year ended June 30, 2024, $1,126,153 for the year ended June 30, 2025 and $609,668 for the year ended June 30, 2026.

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

The Company at times may be involved in litigation relating to claims arising from its operations in the normal course of business. The Company is currently not involved in any litigation that it believes could have a material adverse effect on our financial condition or results of operations.

Note 14 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, FLIP, EGL, Lucky Dino, GGC, Helix and Bethard. The revenues and long-lived assets of Argyll, EGL Lucky Dino and Bethard have been identified to our international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix principally service customers in the United States.

The Company did not record revenue during the year ended June 30, 2020. A disaggregation of revenue by type of service for the three months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,
	2021	2020
Online betting and casino revenues	$14,662,588	$183,410
Esport service revenues	1,745,704	38,982
Total	$16,408,291	$222,392

A summary of revenue by geography for the three months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,
	2021	2020
United States	$1,520,266	$38,982
International	14,888,026	183,410
Total	$16,408,291	222,392

A summary of long-lived assets by geography is as follows:

	September 30, 2021	June 30, 2021
United States	$45,939,270	$48,081,926
International	69,818,293	41,942,870
Total	$115,757,563	$90,024,796

Note 15 – Equity

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock with a par value of $0.001 per share. There were no preferred shares issued and outstanding at September 30, 2021 and June 30, 2021.

On November 10, 2021, the Company designated 1,725,000 shares of preferred stock as 10% Series A cumulative redeemable convertible preferred stock, herein referred to as Series A Preferred Stock, with a par value of $0.001 per share and liquidation value of $11.00. On November 11, 2021, the Company announced that it priced an underwritten registered public offering to issue 800,000 shares of Series A Preferred Stock at a purchase price of $10.00 per share for total gross proceeds of $8.0 million, before deducting underwriting discounts and other estimated offering expenses. Each share of Series A Preferred Stock is convertible into one share of the Company’s common stock at a conversion price of $17.50 per common share. Subject to earlier conversion or redemption, the Series A Preferred Stock matures five years from issuance, or November 15, 2026, at which point the Company must redeem the shares of Series A Preferred Stock in cash. Dividends on the Series A Preferred Stock accrue daily and are cumulative from the date of issuance. The dividends on the Series A Preferred Stock are payable monthly in arrears on the last day of each calendar month, when, as and if declared by the Company’s Board of Directors, at the rate of 10.0% per annum, which is equivalent to $1.00 per annum per share.

Common Stock

The following is a summary of common stock issuances for the three months ended September 30, 2021:

●	During the three months ended September 30, 2021, the Company issued 78,527 shares of common stock for services with a weighted average fair value of $7.31 per share.

●	During the three months ended September 30, 2021, the Company issued 8,500 shares of common stock from the exercise of stock options with a weighted average exercise price of $4.82 or $40,970 in the aggregate.

The following is a summary of common stock issuances for the three months ended September 30, 2020:

●	During the three months ended September 30, 2020, the Company issued 291,256 shares of its common stock for services rendered with a weighted average fair value of $6.43 per share or $1,873,842 in the aggregate. Of the 291,256 shares of common stock issued, 117,450 shares of common stock were related to services received in a previous period. The Company recorded these shares as liabilities to be settled in stock at June 30, 2020 with a fair market value of $927,855 in the aggregate. For the period ended September 30, 2020, the Company recorded $927,855 as a reduction of current liabilities and increase to additional paid-in capital.

●	On September 14, 2020, the Company issued 93,808 shares of common stock in relation to the Flip acquisition. At September 30, 2020, the Company recorded the estimated fair value on the shares issued in the amount of $500,000.

●	During the three months ended September 30, 2020, the Company issued 275,463 shares of common stock for the exercise of warrants with a weighted average exercise price of $3.72 per share or $1,024,924 in the aggregate. Of the 275,463 shares of common stock issued, 20,000 shares of common stock were related to an exercise in the previous period. The Company recorded these shares at June 30, 2020 with a fair market value of $4.25 per share or $85,000.

●	During the three months ended September 30, 2020, the Company issued 650,000 shares of common stock for the Argyll acquisition that was completed on July 31, 2020. The Company recorded these shares at fair value in the amount of $3,803,150. Additionally, the Company issued 9,630 shares as a finder’s fee in relation to the acquisition. The Company expensed these shares as general and administrative in the amount of $54,232.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program (“ATM”) to sell up to an aggregate of $20,000,000 of common stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were no shares sold under the ATM during the three months ended September 30, 2021. The Company has sold an aggregate of 1,250 shares through the ATM through November 12, 2021 for gross proceeds of $8,046. The Company had $19,991,954 of gross proceeds remaining under the ATM at November 12, 2021.

Common Stock Warrants

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of common stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of common stock price at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of common stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on September 30, 2021. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at September 30, 2021.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of common stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of common stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at September 30, 2021. The Unit B Conversion Warrants have been fully exercised for shares of common stock.

On July 31, 2020, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll with an exercise price of $8.00. These warrants were exercised during the year ended June 30, 2021. On June 2, 2021, the Company also issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercises price of $17.50 to the holders of the Senior Convertible Note. There were no Series A Warrants exercised during the three months ended September 30, 2021. The Series B Warrants may not be exercised until there is a redemption of principal under the Senior Convertible Note. The Series B Warrants were not exercisable at September 30, 2021.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2020	5,264,592	$4.28	0.86	$14,654,296
Issued	5,603,674	14.38
Exercised	(5,503,167)	4.88
Exchanged	-	-
Forfeited or cancelled	(14,541)	4.25
Outstanding, June 30, 2021	5,350,558	14.19	3.14	8,743,588
Issued	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, September 30, 2021	5,350,558	$14.19	2.89	$3,138,768

Common Stock Options

On September 10, 2020, the Company’s board of directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of common stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 is automatically increased by 233,968 shares. At September 30, 2021, there was a maximum of 1,733,968 shares of common stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of September 30, 2021, there were 1,281,959 shares of common stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	474,676	$5.49
Granted	—	—
Exercised	8,500	—
Cancelled	—	—
Outstanding, September 30, 2021	466,176	$5.41

As of September 30, 2021, the weighted average remaining life of the options outstanding was 4.04 years.

Stock Based Compensation

During the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation expense of $882,372 and $1,007,672, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

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

Note 16 – Fair Value Measurements

The following financials instruments were measured at fair value on a recurring basis:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Warrant liability (Note 12)	$11,691,400	$—	$—	$11,691,400

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Warrant liability (Note 12)	$23,500,000	$—	$—	$23,500,000

A summary of the changes in Level 3 financial instruments for the three months ended September 30, 2021 is as follows:

Balance at June 30, 2021	$23,500,000
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(11,808,600)
Balance at September 30, 2021	$11,691,400

The warrants outstanding at September 30, 2021 issued with the Senior Convertible Note were valued using a Monte Carlo based valuation model with the following assumptions:

	September 30, 2021	June 30, 2021
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	110% – 135%	120% – 140%
Risk-free interest rate	0.22% – 0.68%	0.24% – 0.65%
Dividend yield	—	—
Conversion / exercise price	$17.50	$17.50

Argyll Warrant Valuation

During the year ended June 30, 2021, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll. Each warrant entitled the holder to purchase one share of common stock at exercise price of $8.00 per share. The Company initially estimated the fair value of the warrants issued to be $5,488,171 as of the Argyll acquisition date of July 31, 2020. At September 30, 2020, the Company estimated the fair value these warrants to be $3,387,218, resulting in a gain on the change in fair value of warrant liability in the amount of $2,100,953. The Company valued the warrants using the Black-Scholes option pricing model with the following terms on July 31, 2020: (a) exercise price of $8.00, (b) volatility rate of 187.40%, (c) discount rate of 0.48%, (d) term of three years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on September 30, 2020: (a) exercise price of $8.00, (b) volatility rate of 183.25%, (c) discount rate of 0.28%, (d) term of 2 years and 10 months, and (e) dividend rate of 0%.

Subsequent to September 30, 2020, the holder of the warrants issued in the Argyll acquisition exercised the warrants resulting in the issuance of 1,000,000 shares of common stock by the Company. Prior to the exercises of the warrants, the Company recorded a measurement period adjustment to reduce the acquisition date fair value of the warrant liability by $2,738,095 using a Monte Carlo simulation. The issuance of the shares of common stock upon exercise of the warrants were recorded at their settlement date fair value of $15,480,000 comprised of $8,000,000 of cash received from the exercise, and non-cash settlement of the warrant liability totaling $7,480,000. The change in fair value of the warrant liability between the acquisition date fair value of $2,750,076 and the settlement date fair value of $7,480,000 resulted in a charge of $4,729,924 in the statement of operations for the year ended June 30, 2021.

Note 17– Subsequent Events

On October 1, 2021, the Company issued a total of 1,121,150 stock options to employees and non- employee directors with an exercise price of $6.71 under the 2020 Equity and Incentive Plan.

10% Series A Cumulative Redeemable Convertible Preferred Stock

On November 11, 2021, the Company announced the pricing of an underwritten registered public offering to issue 800,000 shares of 10.0% Series A Cumulative Redeemable Convertible Preferred Stock, herein referred to as Series A Preferred Stock, with a liquidation preference of $11.00 per share, at a purchase price of $10.00 per share for total gross proceeds of $8.0 million before deducting underwriting discounts and other estimated offering expenses. The offering is expected to close on or about November 16, 2021 subject to customary closing conditions. The Company has filed an application to list the Series A Preferred Stock on the NASDAQ Capital Market under the symbol “GMBLP.”

The offering is being made pursuant to an effective shelf registration statement on Form S-3 (No. 333-252370) that the Company previously filed with the Securities and Exchange Commission (the “SEC”), which became effective on February 5, 2021.

Metaverse Partners

In Note 19, Subsequent Events to the audited financial statements for the year ended June 30, 2021 that appeared in the Company’s Annual Report on Form 10-K, filed with the SEC on October 13, 2021, the Company provided disclosure regarding a Services Agreement, Loan Agreement and Put-Agreement with Metaverse Partners LP (“Metaverse”). To date, the Company has not received any funds from Metaverse and, after consultation with the Company’s lender, the Company has decided not to move forward with the contemplated Metaverse transaction at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of Bethard took place during the three months ended September 30, 2021, this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2022 fiscal year end and the Company’s historical business prior such acquisition. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is the competitive playing of video games by amateur and professional teams as a spectator sport. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of September 30, 2021, the three most popular esports Strike: Global games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Offensive (a first-person shooter game). Other popular games include Fortnite, StarCraft II, Call of Duty¸ Overwatch, Hearthstone and Apex Legends. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

EEG is an esports focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We are focused on driving growth in two markets that include iGaming (“EEG iGaming”) and esports (“EEG Games”).

While EEG is focused on driving customer growth, revenues and brand recognition in both the iGaming and esports markets, it continues to operate as one reportable segment in the delivery of entertainment to its customers through its wagering and esports platforms. This determination considers the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

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

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey. We intend to launch this platform, which was previously licensed in Curacao, live in the state prior to December 31, 2021, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. In accordance with standard practice, prior to our CSIE licensure, we submitted our transactional waiver to the New Jersey Division of Gaming Enforcement (‘‘DGE’’) on October 28, 2021, the next step on the roadmap to going live. However, there is no assurance that the “live” date will be met as there are numerous technology and other approvals required before going “live”. See section II- Item1A, Risk Factors.

In total, we currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden) and are in the process of acquiring one in New Jersey. Our acquisitions of Argyll Entertainment, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games:

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of 1) in-person experiences (at Helix Centers), 2) online tournaments (through our recently acquired EGL tournament platform), and 3) player-vs-player wagering (through our soon-to-be-released LANDuel product). In order to provide exposure to our platforms, we have signed numerous exclusive marketing relationships with professional sports organizations across the NFL, NBA, NHL and MLS.

Underpinning our focus on esports and EEG Games customers, is our proprietary infrastructure software, ggCircuit. ggCircuit is the leading provider of local area network (“LAN”) Center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

Revenue

Revenue for the three months ended September 30, 2021 and 2020 totaled $16.4 million and $0.2 million, respectively. The revenue for the three-month ended September 30, 2021 is primarily attributable the iGaming operations of Bethard, Lucky Dino and Argyll.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2021 and 2020 totaled $6.5 million and 0.4 million, respectively. The cost of revenue for the three months ended September 30, 2021 primarily includes $4.2 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $1.5 million for the game provider expenses and $0.8 million for other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2021 totaled $7.4 million, an increase of $6.8 million over the $0.6 million recorded for the three months ended September 30, 2020. The increase was primarily attributable to $4.6 million for affiliate costs related to iGaming services, $1.7 million for sponsorship agreements with professional sports clubs and our service partners and $0.4 million for other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense for the three months ended September 30, 2021 totaled $11.2 million, an increase of $8.1 million over the $3.1 million recorded for the three months ended September 30, 2020. The increase was primarily attributable to increases in payroll costs of $4.0 million, depreciation and acquisition related intangibles of $3.0 million, professional fees, including accounting and legal expenses of $0.8 million and $0.3 million related to other general and administrative cost including incremental costs for information technology related disbursements.

Other Income

Other income increased $6.1 million from $2.0 million for the three in ended September 30, 2020 to $8.1 million for the three months ended September 30, 2021. The increase in other income for the three months ended September 30, 2021 results primarily from a reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note. The fair value of the warrant liability. determined using a Monte Carlo based valuation model, decreased $11.8 million from $23.5 million at June 30, 2021 to $11.7 million at September 30, 2021. This was offset by interest expense primarily attributable to amortization of the debt discount and cash interest payable on the Senior Convertible Note of $2.3 million, as well as recognition of an expense of $1.5 million for the Company’s estimate of the amount payable to the holder of the Senior Convertible Note under the registration rights agreement. During the three months ended September 30, 2020, the Company recorded a favorable change of $2.1 million to the preliminary fair value of the warrant liability that was included in the preliminary purchase consideration for the Argyll acquisition. A preliminary estimate of fair value of the warrant liability of $5.5 million had been included in the preliminary purchase consideration of Argyll at the acquisition date of July 31, 2020. The calculation of the fair value of the warrant liability established for the Argyll acquisition decreased to $3.4 million at September 30, 2020, resulting a benefit recognized in the unaudited condensed consolidated statement of operations for three months ended September 30, 2020.

Capital Resources and Liquidity

Liquidity and Going Concern

The Company must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements included in this report are issued. The evaluation of going concern under the accounting guidance requires significant judgment. The Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2021, the Company had approximately $2.8 million of available cash on-hand. On November 12, 2021, one business day preceding this filing, the Company had approximately $1.3 million of available cash on-hand. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations for the next 12 months without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. These conditions were determined to raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In determining whether there is substantial doubt about the Company’s ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the announcement on November 11, 2021 of the pricing of an underwritten registered public offering by the Company to issue 800,000 shares of 10.0% Series A Cumulative Redeemable Convertible Preferred Stock, herein referred to as Series A Preferred Stock, with a liquidation preference of $11.00 per share, and at a purchase price of $10.00 per share, for total gross proceeds to be raised of $8.0 million before deducting underwriting discounts, other estimated offering expenses and the payment of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) due for the acquisition of the Bethard business (see Note 3 for discussion of the Bethard acquisition and Note 15 and Note 17 for further discussion of the Series A Preferred Stock), (ii) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company has sold 1,250 shares to raise gross proceed of $8,046 and has $19,991,954 in gross proceeds remaining under the ATM equity offering program (iii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iv) the ability to raise additional financing from other sources. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

The Company’s sources and (uses) of cash for the three months ended September 30, 2021 and 2020 are as follows:

	2021	2020
Cash used in operating activities	$(3,391,219)	$(3,263,843)
Cash used in investing activities	$(15,042,881)	$(1,120,647)
Cash provided by (used in) financing activities	$(899,362)	$1,024,924

At September 30, 2021, we had total current assets of $13.0 million and total current liabilities of $26.4 million. Net cash used in operating activities for the three months ended September 30, 2021 was $3.4 million, which includes a net loss of $0.6 million, offset by non-cash adjustments of $6.0 million.

Net cash used in investing activities for the three months ended September 30, 2021 totaled $15.0 million principally related to the Bethard acquisition.

Net cash provided by financing activities for the three months ended September 30, 2021 totaled $0.9 million that related to the repayment of notes payable and finance lease and contingent consideration of Bethard.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. For the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Previously identified material weakness

During fiscal 2021, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively at a reasonable assurance level. The material weaknesses identified during management’s assessment included insufficient period-end financial reporting controls as it relates to segregation of duties, reviews of completed or non-recurring transactions, and procedures for preparing the financial statements and disclosures, and insufficient controls as it relates to information technology and evaluation of operating effectiveness of information technology controls.

During fiscal 2022, and the three months ended September 30, 2021, we continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, initiating the hiring of additional experienced accounting and compliance personnel, and engaging with third party experts to strengthen the implementation of additional disclosure controls and procedures, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of disclosure internal controls over a sustained period of financial reporting cycles.

Our remediation efforts activities are ongoing and are subject to continued management review supported by ongoing design and testing. Notwithstanding the material weakness, our management has concluded that the consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures , which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 1A. Risk Factors

There are no changes to our risk factors that constitute material changes from the risk factors previously disclosed in our Form 10-K, filed with the SEC on October 13, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we issued 78,527 shares of common stock as compensation for services provided.

During the three months ended September 30, 2021, we issued 8,500 shares of common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Equity Distribution Agreement, dated as of September 3, 2021, between Esports Entertainment Group, Inc. and Maxim Group LLC (incorporated herein by reference to Exhibit 1.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2021)
10.1	Form of Amendment Agreement, dated July 13, 2021, between the Company and Gameday Group Plc. (incorporated herein by reference to Exhibit 10.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2021)
10.2	Form of Pledge of Shares Agreement, dated July 13, 2021, between Esports Entertainment Group, Inc., Gameday Group Plc., and Prozone Limited (incorporated herein by reference to Exhibit 10.2 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2021).
10.3	Form of Side Letter dated July 13, 2021 (incorporated herein by reference to Exhibit 10.3 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2021).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: November 15, 2021	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Daniel Marks
Daniel Marks Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

