Form 10-Q
period 2021-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2022-02-22
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39262

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-39262	26-3062752
(State of incorporation)	(Commission File No.)	(IRS Employer Identification No.)

Block 6, Triq Paceville

St. Julians, Malta, STJ 3109

(Address of principal executive offices)

356 2713 1276

(Registrant’s telephone number, including area code)

13/14 Penthouse Office, Mannarino Road

Birkirkara, Malta, BKR 9080

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

As of February 18, 2022, there were 25,672,944 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended December 31, 2021

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2021 and June 30, 2021	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2021 and 2020	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2021 and 2020	3

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity For the Three and Six Months Ended December 31, 2021 and 2020	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2021 and 2020	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	39

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	41

Item 4. Mine Safety Disclosures	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	42

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	June 30, 2021

ASSETS

Current assets
Cash	$1,040,051	$19,917,196
Restricted cash	2,412,617	3,443,172
Accounts receivable, net	846,778	136,681
Receivables reserved for users	4,487,864	2,290,105
Other receivables	935,091	658,745
Prepaid expenses and other current assets	2,319,806	3,264,344
Total current assets	12,042,207	29,710,243

Equipment, net	790,646	726,942
Operating lease right-of-use asset	1,781,863	1,272,920
Intangible assets, net	55,371,633	45,772,555
Goodwill	51,977,281	40,937,370
Other non-current assets	2,264,291	1,315,009

TOTAL ASSETS	$124,227,921	$119,735,039

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$13,432,974	$8,458,689
Liabilities to customers	6,396,470	3,057,942
Deferred revenue	666,811	22,110
Senior convertible note	36,838,040	-
Current portion of notes payable and other long-term debt	232,550	223,217
Operating lease liability - current	649,961	414,215
Contingent consideration - current	2,850,034	-
Total current liabilities	61,066,840	12,176,173

Senior convertible note, net of unamortized discount	-	6,302,504
Notes payable and other long-term debt	111,196	221,300
Warrant liability	3,039,478	23,500,000
Deferred income taxes	-	1,870,861
Operating lease liability – non-current	1,219,605	878,809
Contingent consideration – non-current	1,148,000	-

Total liabilities	66,585,119	44,949,647

Commitments and contingencies (Note 13)
Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at December 31, 2021	7,634,407	-
Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 24,070,326 and 21,896,145 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	24,070	21,896
Additional paid-in capital	134,665,366	122,341,002
Accumulated deficit	(81,795,346)	(46,908,336)
Accumulated other comprehensive loss	(2,885,695)	(669,170)
Total stockholders’ equity	50,008,395	74,785,392

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$124,227,921	$119,735,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net revenue	$14,531,047	$2,362,193	$30,939,338	$2,584,585

Operating costs and expenses:
Cost of revenue	6,515,140	1,333,678	12,966,432	1,753,753
Sales and marketing	6,871,546	1,888,372	14,258,009	2,492,488
General and administrative	13,171,186	4,909,431	24,346,322	7,965,239
Total operating expenses	26,557,872	8,131,481	51,570,763	12,211,480

Operating loss	12,026,825	5,769,288	20,631,425	9,626,895

Other income (expense):
Interest expense	(2,412,716)	-	(4,757,912)	-
Loss on conversion of senior convertible note	(5,999,662)	-	(5,999,662)	-
Loss on extinguishment of senior convertible note	(28,478,804)	-	(28,478,804)	-
Change in fair value of derivative liability	(1,482,621)	-	(1,482,621)	-
Change in fair value of warrant liability	8,651,922	(1,472,564)	20,460,522	628,389
Change in fair value of contingent consideration	1,851,446	-	1,851,446	-
Other non-operating income (loss)	58,770	(48,185)	(1,352,415)	(100,024)
Total other income (expense), net	(27,811,665)	(1,520,749)	(19,759,446)	528,365

Loss before income taxes	39,838,490	7,290,037	40,390,871	9,098,530

Income tax benefit (expense)	5,503,861	-	5,503,861	-

Net loss	$34,334,629	$7,290,037	$34,887,010	$9,098,530

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(100,314)	-	(100,314)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(35,073)	-	(35,073)	-

Net loss attributable to common stockholders	$34,470,016	$7,290,037	$35,022,397	$9,098,530

Net loss per common share:
Basic and diluted loss per common share	$(1.53)	$(0.57)	$(1.57)	$(0.73)
Weighted average number of common shares outstanding, basic and diluted	22,538,341	12,877,159	22,246,616	12,518,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Net loss	$34,334,629	$7,290,037	$34,887,010	$9,098,530

Other comprehensive loss:
Foreign currency translation loss	791,539	63,690	2,216,525	62,749

Total comprehensive loss	$35,126,168	$7,353,727	$37,103,535	$9,161,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity

For the Three and Six Months Ended December 31, 2021 and 2020

(Unaudited)

	10% Series A Cumulative Redeemable						Accumulated
	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	loss	Equity

Balance as at July 1, 2021	-	$-	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	-	-	8,500	8	40,961	-	-	40,969
Common stock issued for services	-	-	78,527	79	574,220	-	-	574,299
Stock based compensation	-	-	-	-	308,073	-	-	308,073
Foreign exchange translation	-	-	-	-	-	-	(1,424,986)	(1,424,986)
Net loss	-	-	-	-	-	(552,381)	-	(552,381)
Balance as at September 30, 2021	-	$-	21,983,172	$21,983	$123,264,256	$(47,460,717)	$(2,094,156)	$73,731,366
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	35,073	-	-	(35,073)	-	-	(35,073)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	(100,314)	-	-	(100,314)
Conversion of Senior Convertible Note	-	-	1,701,841	1,702	8,241,752	-	-	8,243,454
Issuance of common stock under the ATM, net of issuance costs	-	-	375,813	376	1,538,843	-	-	1,539,219
Common stock issued upon the exercise of stock options	-	-	5,500	5	26,505	-	-	26,510
Common stock issued for services	-	-	4,000	4	(4)	-	-	-
Stock based compensation	-	-	-	-	1,729,401	-	-	1,729,401
Foreign exchange translation	-	-	-	-	-	-	(791,539)	(791,539)
Net loss	-	-	-	-	-	(34,334,629)	-	(34,334,629)
Balance as at December 31, 2021	835,950	$7,634,407	24,070,326	$24,070	$134,665,366	$(81,795,346)	$(2,885,695)	$50,008,395

Balance as at July 1, 2020	-	$-	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Common stock issued upon the exercise of warrants	-	-	275,463	276	1,024,648	-	-	1,024,924
Common stock and warrants issued for LHE Enterprises Limited	-	-	650,000	650	3,802,500	-	-	3,803,150
Common stock issued for Flip Acquisition	-	-	93,808	94	499,906	-	-	500,000
Common stock issued for services	-	-	291,256	291	1,873,551	-	-	1,873,842
Stock based compensation	-	-	-	-	36,035	-	-	36,035
Foreign exchange translation	-	-	-	-	-	-	941	941
Net loss	-	-	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	-	$-	12,543,750	$12,544	$39,155,131	$(22,344,095)	$941	$16,824,521
Common stock issued upon the exercise of warrants	-	-	844,408	844	3,232,274	-	-	3,233,118
Common stock issued for services	-	-	191,736	192	982,579	-	-	982,771
Stock based compensation	-	-	-	-	296,148	-	-	296,148
Foreign exchange translation	-	-	-	-	-	-	(63,690)	(63,690)
Net loss	-	-	-	-	-	(7,290,037)	-	(7,290,037)
Balance as at December 31, 2020	-	$-	13,579,894	$13,580	$43,666,132	$(29,634,132)	$(62,749)	$13,982,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(34,887,010)	$(9,098,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,429,961	717,890
Right-of-use asset amortization	252,505	86,320
Stock-based compensation	2,611,773	2,311,591
Deferred income taxes	(5,503,861)	-
Loss on conversion of senior convertible note	5,999,662	-
Loss on extinguishment of senior convertible note	28,478,804	-
Amortization of debt discount	3,389,055	-
Change in fair value of warrant liability	(20,460,522)	(628,389)
Change in fair value of contingent consideration	(1,851,446)	-
Change in fair value of derivative liability	1,482,621	-
Changes in operating assets and liabilities:
Accounts receivable	(668,265)	-
Receivables reserved for users	(1,931,354)	(282,326)
Other receivables	(315,328)	(169,801)
Prepaid expenses and other current assets	900,016	(279,452)
Other non-current assets	86,877	(1,770)
Accounts payable and accrued expenses	4,889,778	235,590
Liabilities to customers	3,110,848	403,250
Deferred revenue	644,701	-
Operating lease liability	(258,027)	(40,788)
Net cash used in operating activities	(7,599,212)	(6,746,415)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	(20,067,871)	-
Cash consideration paid for Argyll, net of cash acquired	-	(728,926)
Cash consideration paid for FLIP	-	(100,000)
Payments made in connection with loans receivable	-	(1,000,000)
Purchase of intangible assets	(34,647)	(337,827)
Purchases of equipment	(83,227)	(12,660)
Net cash used in investing activities	(20,185,745)	(2,179,413)

Cash flows from financing activities:
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock, net of issuance costs	7,599,334	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(100,314)	-
Issuance of common stock under the ATM, net of issuance costs	1,362,011	-
Payment of Bethard contingent consideration	(850,520)	-
Proceeds from exercise of stock options and warrants, net of issuance costs	67,479	4,258,042
Repayment of notes payable and finance lease	(52,376)	-
Net cash provided by financing activities	8,025,614	4,258,042

Effect of exchange rate on changes in cash and restricted cash	(148,357)	(107,338)
Net decrease in cash and restricted cash	(19,907,700)	(4,775,124)
Cash and restricted cash, beginning of period	23,360,368	12,353,307
Cash and restricted cash, end of period	$3,452,668	$7,578,183

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	December 31, 2021	December 31, 2020
Cash	$1,040,051	$5,571,431
Restricted cash	2,412,617	2,006,752
	$3,452,668	$7,578,183

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2021	June 30, 2020
Cash	$19,917,196	$12,353,307
Restricted cash	3,443,172	-
	$23,360,368	$12,353,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2021	December 31, 2020
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$1,146,977	$-
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$6,700,000	$-
Conversion of Senior Convertible Notes to common stock	$8,243,454	$-
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$35,072	$-
Settlement proceeds due from sale of common stock under the ATM	$177,208	$-
Right-of-use asset obtained in exchange for operating lease obligation	$1,112,960	$367,513
Common stock issued for Argyll	$-	$3,802,500
Settlement of Argyll acquisition warrant liability for common stock	$-	$5,488,171
Deposit applied to purchase consideration in acquisition of Argyll	$-	$500,000
Common stock issued for FLIP acquisition at closing	$-	$500,000
Settlement of FLIP contingent consideration in common stock	$-	$500,000
Share settlement of liabilities to be settled in stock account	$-	$927,855

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

On June 1, 2021, the Company also acquired Helix Holdings, LLC (“Helix”) and ggCircuit, LLC (“GGC”). Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is also the owner of the Genji Analytics (Genji Analytics has been rebranded as “EEG Labs” as of October 6, 2021), an analytics platform, and LANDuel, a proprietary player-versus-player wagering platform. GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”). Bethard’s business-to-consumer operations provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses in Sweden, Spain, Malta and Ireland.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or total assets, liabilities and stockholders’ equity. The amounts previously reported in other income and foreign exchange loss were reclassified to other non-operating income (loss) on the unaudited condensed consolidated statements of operations. The prior period amounts reported as taxes payable and equity to be issued were reclassified to accounts payable and accrued expenses for the current period presentation on the unaudited condensed consolidated balance sheets.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the valuation and recoverability of goodwill and intangible assets, the accounting for business combinations, including estimating contingent consideration and allocating purchase price, estimating fair value of intangible assets, estimating the useful life of fixed assets and intangible assets, as well as the estimates related to accruals and contingencies.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements.

As of December 31, 2021, the Company had not maintained compliance with the covenants of the Senior Convertible Note, having identified non-compliance with the same financial covenants previously identified at September 30, 2021. In consideration for obtaining a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022, the Company has agreed to enter into an exchange agreement whereby the Company has exchanged the existing Senior Convertible Note with a new Senior Convertible Note (the “New Note”) resulting in the increase of the principal outstanding balance of indebtedness from the current carrying value $29,150,001, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35,000,000. The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. As of February 22, 2022, a new debt facility containing these terms had not been completed. See Note 12, Long-Term Debt for additional information regarding the Senior Convertible Note, the waiver and the New Note, and the potential effects on our business, financial condition, and results of operations.

The evaluation of going concern under the accounting guidance requires significant judgment. In addition to the changes related to the New Note, the Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2021, the Company had $1,040,051 of available cash on-hand and net current liabilities of $49,024,633. On February 18, 2022, one business day preceding this filing, the Company had approximately $1,400,000 of available cash on-hand. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions were determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company can sell shares to raise gross proceeds up to $20,000,000 (the Company has sold an aggregate of 1,165,813 shares through the ATM through February 18, 2022, one business day preceding this filing, for gross proceeds of $4,005,267 and had $15,994,733 of gross proceeds remaining under the ATM at February 18, 2022), (ii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iii) the ability to raise additional financing from other sources. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

COVID-19

The novel coronavirus (“COVID-19”) emerged in December 2019 and has since adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in early 2020 and continuing into 2022, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way. During the initial outbreak of COVID-19, almost all major sports events and leagues were postponed or put-on hold. The cancelation of the major sports events and canceled or postponed seasons, had a significant short-term negative effect on betting activity globally. As a result, sports book operators faced major short-term losses in betting volumes. While the major sporting events and leagues have returned, due to the emergence of new variants of COVID-19 there have been additional disruptions and the possibility remains that sports seasons and sporting events may be further suspended, cancelled or rescheduled. The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. However, the Company’s product offerings that do not rely on sports seasons and sporting events or in person attendance, such as iGaming casino operations and online tournaments, may partially offset this adverse impact on revenue. Online casino operations have generally continued as normal without any noticeable disruption due to the COVID-19 outbreak. The virus’s effect on online casino activity globally is expected to be overall positive or neutral.

Remote working, travel restrictions and border closures have not materially impacted the Company’s ability to manage and operate the day-to-day functions of the business. Management has been able to operate in a virtual setting. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain the ability to operate, but at present we do not expect these restrictions on personal travel to be material to the Company’s operations or financial results.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of December 31, 2021 and June 30, 2021 the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. A user initiates a deposit with a payment processor, and the payment processor remits the deposit to the Company. The amount due from the payment processor is recorded as a receivable reserved for users on the consolidated balance sheets. An allowance for doubtful accounts may be established if it is determined that the Company is unable to collect a receivable from a payment processor. An increase to the allowance for doubtful accounts is recognized as a loss within general and administrative expenses in the unaudited condensed consolidated statements of operations. The allowance for doubtful accounts is not material to the unaudited condensed consolidated financial statements.

Liabilities to Customers

The Company records liabilities to customers, also referred to as player liabilities, for the amounts that may be withdrawn by a player at a given time. The player liabilities include player deposits, bonuses or incentive awards and user winnings less withdrawals, tax withholdings and player losses. The Company maintains a restricted cash balance and player deposits held by third parties, recorded as receivables reserved for users on the unaudited condensed consolidated balance sheets, at levels equal to or exceeding its liabilities to customers.

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

Digital Assets

Digital assets are comprised of Ethereum cryptocurrency. The digital assets are included in current assets in the accompanying unaudited condensed consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets. There are no limitations or restrictions on the Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company generally liquidates its Ethereum position monthly, or more frequently depending upon the market conditions. The Company’s recognized realized gains through the sale and disbursement of digital assets during the three and six months ended December 31, 2021 and 2020 was not material to the unaudited condensed consolidated financial statements. At December 31, 2021, the Company’s digital assets were not material to the unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future revenues and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. There was no impairment of long-lived assets identified for the three and six months ended December 31, 2021 and 2020.

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

Derivative Instruments

The Company evaluates its convertible notes and equity instruments, as well warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the unaudited condensed consolidated statements of operations.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, as well as derivative financial instruments and warrant liabilities to fair value on a recurring basis. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments. The fair value of the Senior Convertible Note and lease liabilities approximate their carrying value based on current interest and discount rates.

Earnings Per Share

Basic income (loss) per share is calculated using the two-class method. Under the two-class method, basic income (loss) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Diluted income (loss) per share includes the effect of potential common shares, such as the Company’s preferred stock, notes, warrants and stock options, to the extent the effect is dilutive. As the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding for the three and six months ended December 31, 2021 and 2020 because their inclusion would have been antidilutive.

	As of December 31,
	2021	2020
Common stock options	1,530,151	457,009
Common stock warrants	5,350,588	5,156,722
Common stock issuable upon conversion of senior convertible note	2,478,332	—
10% Series A cumulative redeemable convertible preferred stock	835,950	—
Contingently issuable shares	—	15,667
Total	10,195,021	5,629,398

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “iGaming” revenue), as well from the provision of esports event and team management services. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

Revenue generating activities of the Company may be subject to value added tax (“VAT”) in certain jurisdictions in which the Company operates. Revenue is presented net of VAT in the consolidated statements of operations. VAT receivables and VAT payables are included in other receivables and accounts payable and accrued expenses, respectively on the consolidated balance sheets. Sales to customers do not have significant financing components or payment terms greater than 12 months.

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third party iGaming expenses within costs of revenue in the consolidated statements of operations.

Esports Gaming and Other Revenue

The Company derives revenue from the operation of esports game centers, sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting and data analytic services provided to game operators. The revenue from the operation of game centers by the Company is recognized when a customer purchases time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of concessions is recognized at the point of sale. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, which generally can range from one month to one year in duration, beginning on the date the customer is provided access to the Company’s hosted software platform.

The software subscriptions also allow for game center operators to enable their equipment to mine cryptocurrency on behalf of the Company when gaming stations are not in use by the end user. The software allows the Company to combine the computer power of participating game center operators for the purpose of adding a block to the blockchain within a mining pool where the Company is a participant. The Company enters into mining pools with mining pool operators to provide computing power to the mining pool to mine cryptocurrency digital assets. The Company is entitled to a fractional share of the fixed cryptocurrency digital asset award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. A digital asset award is received by the Company from the mining pool, in the form of Ethereum, for successfully adding a block to the blockchain. The Company records an expense for the amount paid to each game center operator, in the form of U.S. dollars, based on the game center’s computing power the Company contributed toward the mining of the award. This expense is approximately 90% of the amount received. The amounts due to the game center operators are paid in U.S. dollars. The fair value of the Ethereum awarded is recognized by the Company as revenue at the time the Ethereum coin is added to the blockchain. The transaction consideration of the Ethereum the Company receives, if any, is non-cash consideration. The amount of revenue is recorded using the price of an Ethereum coin quoted in U.S. dollar at the time the award. The transaction consideration for the mining of cryptocurrency is variable consideration as it is based on the number of blocks added to the blockchain and the amount of Ethereum received from the mining pool. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. The Company records revenue on a gross basis as it has determined it is the principal in the transactions with the mining pool as it controls the provision of the computing power. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

The Company further provides consultation services related to the use of hardware and equipment for gaming operations together with implementation services that include sourcing, training, planning, and installation of technology. The Company considers services related to hardware and equipment, implementation, and any design of user interface for the customer as separate performance obligations. Revenue for hardware equipment and design of custom user interface is recognized at a point in time upon delivery and completion. Implementation services are recognized over time, as services are performed.

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

The Company has partnership contracts with strategic customers within the esports industry. The partnership contracts are negotiated agreements, which contain both licensing arrangements of intellectual property and development services, including fixed and variable components. The variability of revenue is driven by development plans and results of sales as specified by the partnership contract, which are known as of an invoice date. Partnership contracts generally do not have terms that extend beyond one year. The Company considers licensing arrangements and development services as separate performance obligations. Licensing revenues are recorded over time. Revenue associated with development is recognized over time, as labor is incurred.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account the Company’s overall pricing objectives, considering market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts.

Esports Event Management and Team Service Revenue

The Company derives revenue from esports event management and team services. Esports event management services support the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live in person or online. The revenue generated from esports event management services is generally earned on a fixed fee basis per event. The esports team services offerings of the Company include recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

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

The Company evaluates the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third party contractor, the Company acts as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company has determined it acts in the role of an agent to the customer as the event creator. The Company has also determined it acts as an agent when it collects a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard as of July 1, 2021. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The standard clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The guidance is effective for the fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited (“Bethard”) that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (the “Bethard Business”). The acquisition of Bethard expands the iGaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the seller. The initial payment of purchase consideration for Bethard included cash paid at closing of €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), including €1,000,000 (equivalent to $1,180,463 using exchange rates in effect at the acquisition date) paid for a regulatory deposit with the Spanish Gaming Authority. The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was paid by the Company on November 16, 2021, using the proceeds raised from the issuance of the Series A Preferred Stock (see discussion of the 10% Series A Cumulative Redeemable Convertible Preferred Stock at Note 15). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the date of the Second Payment, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard Business acquired by the Company following the acquisition date.

The preliminary estimate of the purchase consideration, pending the completion of a final valuation to calculate the fair value of the contingent cash consideration, is as follows:

Cash paid at closing	$15,346,019
Second Payment	4,721,852
Total cash consideration paid for Bethard	20,067,871
Contingent cash consideration	6,700,000
Total preliminary purchase price consideration	$26,767,871

The preliminary estimated contingent cash consideration assumes a cash payment equal to 15% of net gaming revenue for Bethard Business through the Additional Payment Due Date as set forth through the Second Payment Due Date estimated to be approximately four months at acquisition, then reverting to 12% thereafter for the remainder of a two-year period following the acquisition date. The preliminary estimated contingent cash consideration of $6,700,000 is calculated using the applicable percentages applied to projected net gaming revenue of the Bethard Business at the date of acquisition. Based on updated revenue projections as of December 31, 2021, the Company determined the fair value of the remaining contingent consideration payable to be $3,998,034, net of amount paid to the seller through December 31, 2021 of $850,520. The decrease in the contingent cash consideration liability resulted in the recognition of a benefit of $1,851,446 included as change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2021.

The preliminary estimated purchase consideration excludes contingent share consideration payable to the sellers as there is no indication such contingent share contingent consideration will become payable from a successful assignment of the specified ambassador agreement. The sellers of the Bethard had up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After 6 months, the contingent share consideration is reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24-month anniversary. As of February 22, 2022, the ambassador agreement had not been assigned to the Company.

The preliminary purchase price and purchase price allocation pending a final valuation of assets acquired and liabilities assumed is as follows:

Receivables reserved for users	$398,184
Intangible assets	17,300,000
Goodwill	11,924,685
Other non-current assets	1,180,463
Accrued liabilities	(5,634)
Player liability	(396,827)
Deferred income taxes	(3,633,000)
Total	$26,767,871

The acquired intangible assets, useful lives and a preliminary estimate of fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$3,700,000
Player interface	5	1,200,000
Gaming licenses	2	700,000
Player relationships	5	11,700,000
Total		$17,300,000

Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The goodwill of Bethard is not deductible for tax purposes. Transaction related expenses incurred for the acquisition of the Bethard Business total $1,005,595, including $192,482 and $255,482 incurred for the three and six months ended December 31, 2021, respectively. Transaction expenses are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the three and six months ended December 31, 2020 as if Bethard, as well as the recent acquisitions of the Company completed during the year ended June 30, 2021, namely Argyll, Lucky Dino, EGL, ggCircuit and Helix, had been acquired on July 1, 2020. The results of operations of FLIP acquired during the year ended June 30, 2021 were excluded from the pro forma presentation for the three and six months ended December 31, 2020 due to immateriality. The results of operations of Bethard, as well as the previous acquisitions identified above, are included in the unaudited condensed consolidated statement of operations of the Company for the three and six months ended December 31, 2021, with any differences resulting from the acquisition of Bethard on July 13, 2021 assessed as immaterial.

The pro forma results of operations for the three and six months ended December 31, 2020 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2020 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below.

	Three months ended December 31, 2020	Six months ended December 31, 2020
Net revenue	$17,466,784	$33,528,933
Net loss	$10,010,618	$15,953,554
Net loss per common share, basic and diluted	$(0.58)	$(0.94)

The pro forma operating results of operations for the three and six months ended December 31, 2020 are based on the individual historical results of the Company and the businesses acquired, with adjustments to give effect as if the acquisitions had occurred on July 1, 2020, after giving effect to certain adjustments including the amortization of intangible assets and depreciation of equipment resulting from the acquisitions.

Note 4 – Other Receivables

The components of other receivables are as follows:

	December 31, 2021	June 30, 2021
Marketing receivables from revenue partners	$115,691	$233,725
Receivable from revenue sharing arrangement	134,797	137,461
Indirect taxes	364,880	135,676
Other	319,723	151,883
Other receivables	$935,091	$658,745

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	December 31, 2021	June 30, 2021
Prepaid marketing costs	$1,339,072	$1,727,669
Prepaid insurance	114,944	175,620
Other	865,790	1,361,055
Prepaid expenses and other current assets	$2,319,806	$3,264,344

Note 6 – Equipment

The components of equipment are as follows:

	December 31, 2021	June 30, 2021
Computer equipment	$337,252	$258,049
Furniture and equipment	280,466	249,070
Leasehold improvements	218,747	221,787
Finance lease asset	117,979	117,979
Equipment, at cost	954,444	846,885
Accumulated depreciation and finance lease amortization	(163,798)	(119,943)
Equipment, net	$790,646	$726,942

Depreciation expense and finance lease amortization expense was $59,608 and $25,340 for the six months ended December 31, 2021 and 2020, respectively.

Note 7 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill is as follows:

Six months ended December 31, 2021
Goodwill, balance at beginning of year	$40,937,370
Acquisition of Bethard	11,924,685
Foreign currency translation – Fiscal 2022	(884,774)
Goodwill, balance at end of period	$51,977,281

The intangible amounts comprising the intangible asset balance are as follows:

	December 31, 2021			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$10,842,772	$(793,308)	$10,049,464	$7,396,804	$(257,018)	$7,139,786
Developed technology and software	26,110,542	(3,829,309)	22,281,233	25,231,659	(1,242,605)	23,989,054
Gaming licenses	2,377,089	(1,154,328)	1,222,761	1,752,612	(573,876)	1,178,736
Player relationships	24,752,845	(3,689,830)	21,063,015	13,956,083	(1,253,135)	12,702,948
Internal-use software	805,035	(49,875)	755,160	777,171	(15,140)	762,031
Total	$64,888,283	$(9,516,650)	$55,371,633	$49,114,329	$(3,341,774)	$45,772,555

Amortization expense was $3,186,353 and $391,394 for the three months ended December 31, 2021 and 2020 and $6,370,353 and $558,746 for the six months ended December 31, 2021 and 2020, respectively.

The estimated future amortization related to definite-lives of intangible assets, including amortization related to the preliminary allocation of fair value to the intangible assets of Bethard, are as follows:

Remainder of fiscal 2022	$6,270,824
Fiscal 2023	12,043,129
Fiscal 2024	11,414,640
Fiscal 2025	11,414,640
Fiscal 2026	8,981,851
Thereafter	5,246,549
Total	$55,371,633

Note 8 – Other Non-Current Assets

The components of other non-current assets are as follows:

	December 31, 2021	June 30, 2021
iGaming regulatory deposits	$1,227,174	$755,474
iGaming deposit with service providers	290,975	434,738
Rent deposit	740,833	91,253
Other	5,309	33,544
Other non-current assets	$2,264,291	$1,315,009

Note 9 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31, 2021	June 30, 2021
Trade accounts payable	$3,904,640	$2,609,212
Accrued marketing	2,203,263	1,582,470
Accrued payroll and benefits	981,821	1,093,263
Accrued gaming liabilities	2,604,893	758,536
Accrued professional fees	109,423	704,748
Accrued jackpot liabilities	445,205	432,504
Accrued other liabilities	3,183,729	988,082
Accrued legal settlement (Note 13)	-	289,874
Total	$13,432,974	$8,458,689

Note 10 – Related Party Transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. The Company incurred charges for the Chief Executive Officer for office expense reimbursement of $1,200 and $1,200 for the three months ended December 31, 2021 and 2020 and $2,400 and $2,400 for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, there were no amounts payable to the Chief Executive Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $9,173 and $17,192 for the three months ended December 31, 2021 and 2020 and $20,282 and $68,577 for the six months ended December 31, 2021 and 2020, respectively, in accordance with these agreements. As of December 31, 2021 and 2020, there were no amounts payable to Contact Advisory Services Ltd.

The Company has retained legal and corporate secretarial services from a member of its Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The legal consultancy agreement requires payments of £18,000 ($24,361 translated using the exchange rate in effect at December 31, 2021) per month to the law firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Chief Legal Officer and Company Secretary.

Note 11 – Leases

The Company leases office and building space and equipment under operating lease agreements and equipment under finance lease agreements. The Company’s lease agreements have terms not exceeding five years. Certain leases contain options to extend that are assessed by management at the commencement of the lease and are included in the lease term if the Company is reasonably certain of exercising. In July 2021, the Company commenced lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000, increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term. The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. The unaudited condensed consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Condensed Consolidated Balance Sheet Caption	December 31, 2021	June 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$1,781,863	$1,272,920
Finance lease assets	Equipment, net	93,421	114,540
Total lease assets		$1,875,284	$1,387,460
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$649,961	$414,215
Finance lease liabilities	Current portion of notes payable and other long-term debt	63,378	50,702
Long-term:
Operating lease liabilities	Operating lease liability - non-current	1,219,605	878,809
Finance lease liabilities	Notes payable and other long-term debt	40,708	63,161
Total lease liabilities		$1,973,652	$1,406,887

The operating lease expense and finance lease expense for the three months ended December 31, 2021 were $181,313 and $8,430, respectively. The operating lease expense and finance lease expense for the six months ended December 31, 2021 were $ 296,216 and $23,183, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	December 31, 2021	June 30, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	3.91	4.11
Finance leases	2.00	2.50

Weighted Average Discount Rate:
Operating leases	7.87%	6.82%
Finance leases	8.00%	8.00%

The future minimum lease payments at December 31, 2021 follows:

	Operating Lease	Finance Lease
Remainder of fiscal 2022	$373,601	$38,027
Fiscal 2023	556,349	50,702
Fiscal 2024	572,365	25,351
Fiscal 2025	385,422	-
Fiscal 2026	227,802	-
Thereafter	57,367	-
Total lease payments	2,172,906	114,080
Less: imputed interest	303,340	9,994
Present value of lease liabilities	$1,869,566	$104,086

Note 12 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term debt are as follows:

	December 31, 2021	June 30, 2021
Notes payable	$239,660	$330,654
Finance lease obligation (See Note 11)	104,086	113,863
	343,746	444,517
Less current portion of notes payable and long-term debt	(232,550)	(223,217)
Notes payable and other long-term debt	$111,196	$221,300

The Company assumed a note payable of £250,000 (equivalent to $327,390) in connection with its acquisition of Argyll on July 31, 2020. The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue for two years through May 2023. The principal balance of the notes payable on December 31, 2021 was £177,083 ($239,660 using exchange rates at December 31, 2021). Interest expense on the note payable was $2,214 and $4,797 for the three and six months ended December 31, 2021.

The maturities of long-term debt are as follows:

Fiscal 2022	$232,550
Fiscal 2023	121,190
Total before unamortized discount	353,740
Less: unamortized discount and issuance costs	9,994
Total	$343,746

Senior Convertible Note

On June 2, 2021, the Company issued a Senior Convertible Note in the principal amount of $35,000,000 million with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Senior Convertible Note matures on June 2, 2023, at which time the Company is required to repay the original principal balance and a minimum return (“Premium on Principal”) equal to 6% of any outstanding principal. The aggregate principal of the Senior Convertible Note repayable at maturity is $37,100,000 and the Senior Convertible Note accrues interest at rate of 8% per annum payable in cash monthly. The Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Senior Convertible Note totaling $26,680,000. The debt discount is being amortized to interest expense over the term of the Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

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

If an event of default occurs, the holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable (“Incremental Premium”) in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the floor price of $2.1832 or a price derived from the volume weighted average price of the Company’s common stock at the time of Alternate Conversion. If the Alternate Conversion were to include the floor price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor.

In connection with an event of default, the holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 115% of the outstanding principal of the Senior Convertible Note to be redeemed, plus accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater. The holder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the holder, together with certain related parties, would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

In addition, unless approval is obtained from the Company’s stockholders as required by Nasdaq, the Company is prohibited from issuing any shares of common stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of common stock would exceed 19.99% of the Company’s outstanding shares of common stock, or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching the Company’s obligations under the rules and regulations of Nasdaq.

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

The Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company will also be subject to certain financial covenants relating to available cash, ratio of outstanding indebtedness to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues commencing June 30, 2022.

The Company previously determined that it had not maintained compliance with its Senior Convertible Note covenants at September 30, 2021. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, through Additional Payment Due Date (see discussion of the Bethard acquisition in Note 3) and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of common stock. In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock, exclusive of the Premium on Principal and Incremental Premium that applies to an Alternate Conversion. During the three months and six months ended December 31, 2021, the holder of the Senior Convertible Note had converted a principal amount of $5,766,000 into 1,701,841 shares of common stock, and the holder had $1,734,000 of principal remaining to convert to common stock at December 31, 2021 under the waiver (herein referred to as the “Remaining Conversion Option”). As a result of these conversions of principal, the Company recorded a loss on conversion of Senior Convertible Notes of $5,722,915 in the unaudited condensed consolidated statement of operations for the three months and six months ended December 31, 2021. The loss on conversion included accelerated amortization of the debt discount of $4,515,273, accelerated amortization of the Premium on Principal of $288,300 and the Incremental Premium due on conversion of $919,342. The Company also recorded accrued interest on the converted principal amount of $16,986 for the three and six months ended December 31, 2021, as well as a loss of $1,482,621 resulting from the change in fair value of the Conversion Option at the Alternate Conversion Price for the three and six months ended December 31, 2021. At December 31, 2021, the Conversion Option derivative liability recorded in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet was $287,456, representing the estimated settlement date fair value of the Remaining Conversion Option.

Subsequent to December 31, 2021, the holder of the Senior Convertible Note converted the remaining principal amount of $1,734,000 into common stock under the waiver, exclusive of the Premium on Principal and Incremental Premium that applies to an Alternate Conversion. The conversion of the remaining principal amount under the waiver resulted in the issuance of 812,618 shares of common stock in three tranches on January 11, 2022, January 24, 2022 and January 31, 2022. The Company further recorded a loss on conversion of the senior convertible note of $276,747 for the three and six months ended December 31, 2021 for the Incremental Premium due on the conversions, as well as accrued interest on the conversions of $6,949 for the three and six months ended December 31, 2021. The Incremental Premium and accrued interest is included in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet at December 31, 2021.

As of December 31, 2021, the Company had not maintained compliance with the covenants of the Senior Convertible Note, having identified non-compliance with the same financial covenants previously identified at September 30, 2021. In consideration for obtaining a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022, the Company has agreed to enter into an exchange agreement whereby the Company has exchanged the existing Senior Convertible Note with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the current carrying value $29,150,001, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35,000,000. The increase in the principal balance of $5,849,999 was recognized as a loss on extinguishment of Senior Convertible Note on the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2021. The Company has further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the New Note. This resulted in the recognition of a loss on extinguishment of the Senior Convertible Note of $22,628,805 for the three and six months ended December 31, 2021 in the unaudited condensed consolidated statement of operations.

The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. As of February 22, 2022, a new debt facility containing these terms had not been completed. As the existing covenants remain in effect until the signing of a new debt facility documents, and the Company has a history of requiring a waiver from the existing covenants, it was determined that the Company cannot support compliance with the existing covenants for one year following December 31, 2021. The Company has therefore recognized its obligation under the Senior Convertible Note as a current liability at December 31, 2021 in the unaudited condensed consolidated balance sheet.

The Company has agreed to include the following key terms in the new debt facility documents (i) 8% interest rate paid monthly with make-whole through maturity upon conversion, redemption or amortization, payable in cash or shares; (ii) update the conversion structure to 25% of the outstanding balance at a conversion price of $7.00, 25% of the outstanding balance at a conversion price of $8.00, 25% of the outstanding balance at a conversion price of $9.00, and 25% of the outstanding balancer at a conversion price of $10.00; (iii) file a revised registration statement for the new debt facility documents; (v) redeem the indebtedness in 15 monthly cash installments of $2,333,333 commencing on the first trading day of each month starting on April 1, 2022 and ending on the June 2, 2023, the same maturity date as the existing Senior Convertible Note.

The Company also previously obtained a waiver from the holder of the Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (discussed in the Note 15). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in agreement as any unpaid principal, minimum return due to the holder, and unpaid interest due on such redemption date. The Company agreed to pay the holder of the Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the holder of the Senior Convertible Note under the registration rights agreement in other non-operating income (loss) in the unaudited condensed consolidated statement of operations for the six months ended December 31, 2021 and in accounts payable and accrued expenses at December 31, 2021 on the unaudited condensed consolidated balance sheet.

Warrants

The Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Senior Convertible Note. The Series A Warrants may be exercised at any time after issuance for one share of common stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senor Convertible Note is redeemed. As a result, for each share of common stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note agreement, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $23,500,000, with a fair value of $13,600,000 determined for the Series A Warrants and a fair value of $9,900,000 determined for the Series B Warrants. At December 31, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $3,039,478 with a fair value of $2,501,038 determined for the Series A Warrants and a fair value of $538,440 determined for the Series B Warrants. The change in fair value of warrant liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2021 were decreases of $8,651,922 and $20,460,522, respectively. Refer to Note 17 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Senior Convertible Note were allocated to the Series A Warrants and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Senior Convertible Note. The debt discount on the Senior Convertible Note is being amortized over its term of two years. The Company accelerated the amortization of the debt discount on the Senior Convertible Note at December 31, 2021 resulting in the Company recording of a loss on extinguishment of $22,628,805 for the three and six months ended December 31, 2021, as further described above. Prior to accelerating the amortization of debt discount, the Company recorded the remaining amortization of the debt discount as interest expense on the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2021.

The components of our long-term debt including the Senior Convertible Note on the unaudited condensed consolidated balance sheet at December 31, 2021 follows:

Current portion of notes payable and long-term debt	37,070,590
Notes payable and long-term debt (non-current)	111,196
Total	$37,181,786

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (“Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in common stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of common stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated, and no cash or common stock were paid during the three months ended December 31, 2021. During the three and six months ended December 31, 2021, the Company has recorded $102,851 and $424,893 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of December 31, 2021. The cost of the sponsorship arrangement with the Team is recorded to sales and marketing expense on the unaudited condensed consolidated statements of operations over the term of the Amended Sponsorship Agreement.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s was March 31, 2021. The Company paid $1,550,000 on June 11, 2021 and issued 50,000 shares of common stock on July 1, 2021 in connection with the commencement of the arrangement. The Bally’s agreement extends for 10 years from the date of commencement requiring the Company to pay $1,250,000 and issue 10,000 shares of common stock on each annual anniversary date. During the three and six months ended December 31, 2021, the Company has recorded $342,333 and $684,665 in sales and marketing expense for its arrangement with Bally’s Corporation. There were no outstanding amounts payable to Bally’s Corporation as of December 31, 2021. The annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of common stock payable each year through the year ended June 30, 2030, as of December 31, 2021.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of December 31, 2021, the Company has not contributed any shares of its common stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. As of December 31, 2021, the commitments under these agreements are estimated at $1,397,363 for the year ended June 30, 2022, $2,403,891 for the year ended June 30, 2023, $2,015,495 for year ended June 30, 2024, $1,126,153 for the year ended June 30, 2025 and $609,668 for the year ended June 30, 2026.

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

Note 14 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, FLIP, EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Argyll, EGL Lucky Dino and Bethard have been identified to our international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix principally service customers in the United States.

A disaggregation of revenue by type of service for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
Online betting and casino revenues	$12,439,696	$2,244,260	$27,102,284	$2,427,670
Esports and other revenues	2,091,351	117,933	3,837,054	156,915
Total	$14,531,047	$2,362,193	$30,939,338	$2,584,585

A summary of revenue by geography for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2021	2020	2021	2020
United States	$1,688,578	$117,933	$3,208,843	$156,915
International	12,842,469	2,244,260	27,730,495	2,427,670
Total	$14,531,047	$2,362,193	$30,939,338	$2,584,585

A summary of long-lived assets by geography is as follows:

	December 31, 2021	June 30, 2021
United States	$45,133,378	$48,081,926
International	67,052,336	41,942,870
Total	$112,185,714	$90,024,796

Note 15 – 10% Series A Cumulative Redeemable Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. On November 10, 2021, the Company designated 1,725,000 shares of preferred stock as 10% Series A cumulative redeemable convertible preferred stock (“10% Series A Cumulative Redeemable Convertible Preferred Stock”), with a par value of $0.001 per share and liquidation value of $11.00. On November 11, 2021, the Company announced that it priced an underwritten public offering of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock in the first series issuance of preferred stock, of which 800,000 shares were issued at $10 a share on November 16, 2021 for total gross proceeds of $8.0 million, before deducting underwriting discounts and other estimated offering expenses. Net proceeds from the sale, after deducting issuance costs totaled $7,265,000.

In addition, under the terms of the underwriting agreement for the public offering of the 10% Series A Cumulative Redeemable Convertible Preferred Stock, the Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares. On December 10, 2021, there was a partial exercise of 35,950 shares. Net proceeds from the additional sale, after deducting issuance costs totaled $334,335.

Conversion

Each share of 10% Series A Cumulative Redeemable Convertible Preferred Stock is convertible into one share of the Company’s common stock at a conversion price of $17.50 per common share. Subject to earlier conversion or redemption, the 10% Series A Cumulative Redeemable Convertible Preferred Stock matures five years from issuance, or November 15, 2026, at which point the Company must redeem the shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock in cash.

Dividends

Dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock accrue daily and are cumulative from the date of issuance. The dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are payable monthly in arrears on the last day of each calendar month, when, as and if declared by the Company’s Board of Directors, at the rate of 10.0% per annum. In the event the dividends are not paid in cash, the dividends shall continue to accrue at a dividend rate of 10.0%.

Redemption and Liquidation

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is also redeemable, at the option of the Board of Directors, in whole or in part, at any time on or after January 1, 2023.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock includes a change of control put option which allows the holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock to require the Company to repurchase such holders’ shares in cash in an amount equal to the initial purchase price plus accrued dividends.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of December 31, 2021 because a deemed liquidation event is not considered probable.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is not mandatorily redeemable, but rather is only contingently redeemable, and given that the redemption events are not certain to occur, the shares have not been accounted for as a liability. As the 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable on events outside of the control of the Company, all shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets.

Voting Rights

The holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock will not have any voting rights, except whenever dividends on any share of any series of preferred stock (“Applicable Preferred Stock”) have not have been paid in an aggregate amount equal to four monthly dividends on the share, the holders of the Applicable Preferred Stock will have the exclusive and special right, voting separately as a class and without regard to series, to elect at an annual meeting of shareholders or special meeting held in place of it one member of the Board of Directors, until all arrearages in dividends and dividends in full for the current monthly period have been paid.

Note 16 – Equity

Common Stock

The following is a summary of common stock issuances for the six months ended December 31, 2021:

●	During the six months ended December 31, 2021, the Company issued 82,527 shares of common stock for services with a weighted average fair value of $7.28 per share.

●	During the six months ended December 31, 2021, the Company issued 14,000 shares of common stock from the exercise of stock options with a weighted average exercise price of $4.82 or $67,479 in the aggregate.

●	During the six months ended December 31, 2021, the Company issued 375,813 shares of common stock, with aggregate proceeds of $1,586,824, or $1,539,219 net of issuance costs, and a weighted average exercise price of $4.22, under its ATM program (See below).

●	During the six months ended December 31, 2021, the holder of the Senior Convertible Note converted an aggregate conversion value of $8,243,454 into 1,701,841 shares of common stock, with a weighted average conversion price of $4.84.

The following is a summary of common stock issuances for the six months ended December 31, 2020:

●	During the six months ended December 31, 2020, the Company issued 482,992 shares of its common stock for services rendered with a weighted average fair value of $5.91 per share or $2,856,613 in the aggregate. Of the 482,922 shares of common stock issued, 117,450 shares of common stock were related to services received in a previous period. The Company recorded these shares as liabilities to be settled in stock at June 30, 2020 with a fair market value of $927,855 in the aggregate. For the period ended December 31, 2020, the Company recorded $927,855 as a reduction of current liabilities and increase to additional paid-in capital.

●	On September 14, 2020, the Company issued 93,808 shares of common stock in relation to the Flip acquisition. The Company recorded the estimated fair value on the shares issued in the amount of $500,000.

●	During the six months ended December 31, 2020, the Company issued 1,119,871 shares of common stock for the exercise of stock options and warrants with a weighted average exercise price of $3.85 per share or $4,258,042 in the aggregate. Of the 1,119,871 shares of common stock issued; 20,000 shares of common stock were related to an exercise in the previous period. The Company recorded these shares at June 30, 2020 with a fair market value of $4.25 per share or $85,000.

●	During the six months ended December 31, 2020, the Company issued 650,000 shares of common stock for the Argyll acquisition that was completed on July 31, 2020. The Company recorded these shares at fair value in the amount of $3,803,150. Additionally, the Company issued 9,630 shares as a finder’s fee in relation to the acquisition. The Company expensed these shares as general and administrative in the amount of $54,232.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program (“ATM”) to sell up to an aggregate of $20,000,000 of common stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were 375,813 shares sold under the ATM during the six months ended December 31, 2021 for gross proceeds of $1,586,824. The Company has sold an aggregate of 1,165,813 shares (790,000 shares subsequent to December 31, 2021) through the ATM through February 18, 2022, one business day preceding this filing, for gross proceeds of $4,005,267. The Company had $15,994,733 of gross proceeds remaining under the ATM at February 18, 2022.

Common Stock Warrants

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of common stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of common stock price at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of common stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on December 31, 2021. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at December 31, 2021.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of common stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of common stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at December 31, 2021. The Unit B Conversion Warrants have been fully exercised for shares of common stock.

On July 31, 2020, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll with an exercise price of $8.00. These warrants were exercised during the year ended June 30, 2021. On June 2, 2021, the Company also issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercises price of $17.50 to the holders of the Senior Convertible Note. There were no Series A Warrants exercised during the six months ended December 31, 2021. The Series B Warrants may not be exercised until there is a redemption of principal under the Senior Convertible Note. The Series B Warrants were not exercisable at December 31, 2021.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2020	5,264,592	$4.28	0.86	$14,654,296
Issued	5,603,674	14.38
Exercised	(5,503,167)	4.88
Exchanged	—	—
Forfeited or cancelled	(14,541)	4.25
Outstanding, June 30, 2021	5,350,558	14.19	3.14	8,743,588
Issued	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, September 30, 2021	5,350,558	14.19	2.89	3,138,768
Issued	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, December 31, 2021	5,350,558	$14.19	2.64	$—

Common Stock Options

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of common stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At December 31, 2021, there was a maximum of 1,733,968 shares of common stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of December, 2021, there were 215,051 shares of common stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	474,676	$5.49
Granted	—	—
Exercised	(8,500)	—
Cancelled	—	—
Outstanding, September 30, 2021	466,176	5.41
Granted	1,120,150	6.71
Exercised	(5,500)	4.82
Cancelled	(50,675)	9.11
Outstanding, December 31, 2021	1,530,151	$6.27

As of December 31, 2021, the weighted average remaining life of the options outstanding was 4.58 years. There are 691,214 options are exercisable at December 31, 2021, with a weighted average exercise price of $5.73.

Stock Based Compensation

During the three months ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $1,729,401 and $1,303,919, respectively and during the six months ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense of $2,611,773 and $2,311,591, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

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

As of December 31, 2021, unamortized stock compensation for stock options was $4,432,822 with a weighted-average recognition period of 0.74 years. The options granted during the six months ended December 31, 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Six months ended December 31, 2021
Expected term, in years	2.81
Expected volatility	150.82%
Risk-free interest rate	0.45%
Dividend yield	—
Grant date fair value	$5.33

Note 17 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 3)	$3,998,034	$—	$—	$3,998,034
Warrant liability (Note 12)	$3,039,478	$—	$—	$3,039,478

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Warrant liability (Note 12)	$23,500,000	$—	$—	$23,500,000

A summary of the changes in Level 3 financial instruments for the three and six months ended December 31, 2021 is as follows:

	Warrant Liability	Contingent Consideration
Balance at June 30, 2021	$23,500,000	$—
Fair value of contingent consideration for Bethard at acquisition (Note 3)	—	6,700,000
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(11,808,600)	—
Balance at September 30, 2021	11,691,400	6,700,000
Payments of Bethard contingent consideration	—	(850,520)
Change in fair value of Bethard contingent consideration liability (Note 3)	—	(1,851,446)
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(8,651,922)	—
Balance at December 31, 2021	$3,039,478	$3,998,034

The warrants outstanding at December 31, 2021 issued with the Senior Convertible Note were valued using a Monte Carlo based valuation model with the following assumptions:

	December 31, 2021	June 30, 2021
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	95% – 105%	120% – 140%
Risk-free interest rate	0.53% – 1.03%	0.24% – 0.65%
Dividend yield	—	—
Conversion / exercise price	$17.50	$17.50

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

Note 18 – Income Taxes

The Company’s provision for income taxes for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three months ended		Six months ended
	December 31		December 31
	2021	2020	2021	2020
Income tax benefit	$5,503,861	$-	$5,503,861	$-

Management’s expected annualized effective tax rate would be 0%, except for the discrete item below, for both the three and six months ended December 31, 2021 and 2020. The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 21% was due to a valuation allowance related to the Company’s deferred tax assets.

The Company recorded a discrete income tax benefit of $5,503,861, which is attributable to a non-recurring partial release of the Company’s U.S. valuation allowance as a result of purchase price accounting. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 19 – Subsequent Events

On January 21, 2022, we were granted our transactional waiver by the New Jersey Division of Gaming Enforcement (‘‘DGE’’), as part of our multi-year partnership with Bally’s Corporation (previously Twin River Worldwide Holdings, Inc), to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License.

On February 22 2022, and as disclosed in Note 12, Long-Term Debt, in consideration for obtaining a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022, the Company has agreed to enter into an exchange agreement whereby the Company has exchanged the existing Senior Convertible Note with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the current carrying value $29,150,001, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like, believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is the competitive playing of video games by amateur and professional teams as a spectator sport. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of December 31, 2021, the three most popular esports Strike: Global games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Offensive (a first-person shooter game). Other popular games include Fortnite, StarCraft II, Call of Duty¸ Overwatch, Hearthstone and Apex Legends. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

Esports Entertainment Group, Inc. (“Company” or “EEG”) is an esports focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We are focused on driving growth in two markets that include iGaming (“EEG iGaming”) and esports (“EEG Games”).

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

We have financed operations primarily through the sale of equity securities, including the use of our ATM facility, and through the issuance of debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities.

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

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. We were granted our transactional waiver by the New Jersey Division of Gaming Enforcement (‘‘DGE’’) on January 21, 2022, with a “softplay” period starting January 25, 2022.

We also currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden) and are in the process of acquiring one in New Jersey. Our acquisitions of Argyll Entertainment, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

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

Impact of COVID-19

The novel coronavirus (“COVID-19”) emerged in December 2019 and has since adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. Beginning in early 2020 and continuing into 2022, the COVID-19 pandemic adversely impacted many different industries. The ongoing COVID-19 pandemic could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the extent and the duration of the impact of COVID-19. The COVID-19 pandemic therefore presents material uncertainty and risk with respect to us and our performance and could affect our financial results in a materially adverse way. During the initial outbreak of COVID-19, almost all major sports events and leagues were postponed or put-on hold. The cancelation of the major sports events and canceled or postponed seasons, had a significant short-term negative effect on betting activity globally. As a result, iGaming and event operators faced major short-term losses in betting volumes. While the major sporting events and leagues have returned, due to the emergence of new variants of COVID-19 there have been additional disruptions and the possibility remains that sports seasons and sporting events may be further suspended, cancelled or rescheduled. The Company’s revenue varies based on sports seasons and sporting events amongst other factors, and cancellations, suspensions or alterations resulting from COVID-19 have the potential to adversely affect its revenue, possibly materially. A significant or prolonged decrease in consumer spending on entertainment or leisure activities would also likely have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers or tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. However, the Company’s product offerings that do not rely on sports seasons and sporting events or in person attendance, such as iGaming casino operations and online tournaments, may partially offset this adverse impact on revenue. Online casino operations have generally continued as normal without any noticeable disruption due to the COVID-19 outbreak. The virus’s expected effect on online casino activity globally is expected to be overall positive or neutral.

Remote working, travel restrictions and border closures have not materially impacted the Company’s ability to manage and operate the day-to-day functions of the business. Management has been able to operate in a virtual setting. However, if such restrictions become more severe, they could negatively impact those activities in a way that would harm the business over the long term. Travel restrictions impacting people can restrain the ability to operate, but at present we do not expect these restrictions on personal travel to be material to the Company’s operations or financial results.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Regulatory Environment

In July 2020, the Swedish Ministry for Finance implemented a number of restrictive measures on online casino operators in reaction to the impact of COVID-19 restrictions. These included caps on deposits and bonuses. This had a negative impact on revenues across the industry during that period. These restrictions were lifted on November 14, 2021.

A new licensing regime for online operators was introduced in the Netherlands, with applications being accepted from April 1, 2021. EEG did not apply for a license after assessing the criteria for applying and the extremely restrictive application by the Dutch regulator. The first licenses took effect on October 1, 2021. In a surprise to the market, the Dutch Minister issued guidance warning that even those operators that were not targeting the Dutch market but were passively accepting Dutch customers would be punished, with authorities given the power to issue increased fines. Prior to this guidance, operators had understood that passive acceptance of bets was permissible whilst preparing for a license application. The vast majority of unlicensed operators (including EEG’s brands) promptly withdrew from the Dutch market completely on October 1, 2021, closing all active Dutch customer accounts. The sudden and earlier than anticipated withdrawal from the Dutch market had a negative impact on the unlicensed operators in the region.

The Company continues to monitor developments related to regulatory activities.

Results of Operations

Comparison of the three months ended December 31, 2021 and 2020

Revenue

Revenue totaled $14.5 million in the three months ended December 31, 2021, an increase of $12.1 million, or 504%, to from the $2.4 million recorded in the three months ended December 31, 2020. The increase is primary attributable to the iGaming operations of Lucky Dino and Argyll that were acquired during fiscal year ended June 30, 2021 and Bethard that was acquired in July 2021.

Cost of Revenue

Cost of revenue totaled $6.5 million in the three months ended December 31, 2021, an increase of $5.2 million, or 400%, from the $1.3 million recorded in the three months ended December 31, 2020. The increase is primary attributable to the iGaming operations of Lucky Dino, Argyll and Bethard acquisitions and includes $3.3 million for additional payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $1.7 million for the game provider expenses and $0.2 million higher other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $6.9 million in the three months ended December 31, 2021, an increase of $5.0 million, or 263%, over the $1.9 million recorded for the three months ended December 31, 2020. The increase was primarily attributable to $3.4 million higher marketing affiliate costs related to iGaming services, $0.9 million in additional sponsorship agreements with professional sports clubs and our service partners and $0.7 million higher other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense totaled $13.2 million for the three months ended December 31, 2021, an increase of $8.3 million, or 169%, over the $4.9 million recorded for the three months ended December 31, 2020. The increase was primarily attributable to increases in payroll costs of $3.6 million, depreciation and acquisition related intangibles of $2.7 million and $2.1 million related to other general and administrative cost including incremental costs for information technology related disbursements, offset by a decrease in professional fees, including accounting and legal expenses of $0.1 million.

Other Income (expense)

Other income (expense), net increased $26.3 million from an expense of $1.5 million for the three months ended December 31, 2020 to an expense of $27.8 million for the three months ended December 31, 2021. The increase in other expense for the three months ended December 31, 2021 results primarily from $6.0 million loss on the conversion of the Senior Convertible Note and $1.5 million loss from the change in value of the related derivative liability, driven by the conversion of a principal amount of approximately $5.7 million into 1.7 million shares of common stock, respectively, of the $7.5 million immediate conversion option provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount and the consideration to the holder for the February 22, 2022 waiver provided on the covenants related to the Senior Convertible Note and $2.4 million in interest expense. These expenses were offset by other income primarily made up of $8.7 million from the reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note. The fair value of the warrant liability, determined using a Monte Carlo based valuation model, decreased from $11.7 million as of September 30, 2021 to $3.0 million as of December 31, 2021. The Company also recognized income of $1.9 million related to the change in the fair value of the contingent consideration due as part of the Bethard transaction. During the three months ended December 31, 2020, the Company recorded an unfavorable change of $1.5 million to the preliminary fair value of the warrant liability that was included in the preliminary purchase consideration for the Argyll acquisition, resulting in an expense being recognized in the unaudited condensed consolidated statement of operations for three months ended December 31, 2020.

Comparison of the six months ended December 31, 2021 and 2020

Revenue

Revenue totaled $30.9 million in the six months ended December 31, 2021, an increase of $28.3 million, or 1088%, from the $2.6 million recorded in the six months ended December 31, 2020. The increase is primary attributable to the iGaming operations of Lucky Dino and Argyll that were acquired during the fiscal year ended June 30, 2021 and Bethard that was acquired in July 2021.

Cost of Revenue

Cost of revenue totaled $13.0 million in the six months ended December 31, 2021, an increase of $11.2 million, or 622%, from the $1.8 million recorded in the six months ended December 31, 2020. The increase is primary attributable to the iGaming operations of Lucky Dino, Argyll and Bethard acquisitions and includes $7.1 million for additional payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $3.2 million additional for the game provider expenses and $0.9 million higher other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $14.3 million in the six months ended December 31, 2021, an increase of $11.8 million, or 472%, over the $2.5 million recorded for the six months ended December 31, 2020. The increase was primarily attributable to $8.0 million higher marketing affiliate costs related to iGaming services, $2.4 million in additional expense for sponsorship agreements with professional sports clubs and our service partners and $1.4 million higher other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense totaled $24.3 million for the six months ended December 31, 2021, an increase of $16.3 million, or 204%, over the $8.0 million recorded for the six months ended December 31, 2020. The increase was primarily attributable to increases in payroll costs of $7.7 million, depreciation and acquisition related intangibles of $5.7 million, professional fees, including accounting and legal expenses of $0.6 million and $2.3 million related to other general and administrative cost including incremental costs for information technology related disbursements and costs of acquisitions. The increases were driven by the timing of the acquisitions and growth in staff.

Other Income (expense)

Other income (expense), net changed $20.3 million from income of $0.5 million for the six months ended December 31, 2020 to an expense of $19.8 million for the six months ended December 31, 2021. The other expense for the six months ended December 31, 2021 results primarily from $6.0 million loss on the conversion of the Senior Convertible Note and $1.5 million loss from the change in value of the related derivative liability, driven by the conversion of a principal amount of approximately $5.7 million into 1.7 million shares of common stock, respectively, of the $7.5 million immediate conversion option provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount and the consideration to the holder for the February 22, 2022 waiver provided on the covenants related to the Senior Convertible Note and $4.8 million in interest expense. These expenses were offset by other income primarily made up of $20.5 million from the reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note. The fair value of the warrant liability, determined using a Monte Carlo based valuation model, decreased from $23.5 million as of June 30, 2021 to $3.0 million as of December 31, 2021. The Company also recognized income of $1.9 million related to the change in the fair value of the contingent consideration due as part of the Bethard transaction. During the six months ended December 31, 2020, the Company recorded a favorable change of $0.6 million to the preliminary fair value of the warrant liability that was included in the preliminary purchase consideration for the Argyll acquisition. A preliminary estimate of fair value of the warrant liability of $5.5 million had been included in the preliminary purchase consideration of Argyll at the acquisition date of July 31, 2020. The calculation of the fair value of the warrant liability established for the Argyll acquisition decreased to $4.9 million at December 31, 2020, resulting a benefit recognized in the unaudited condensed consolidated statement of operations for six months ended December 31, 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Policies.

Liquidity and Going Concern

The Company must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the unaudited condensed consolidated financial statements included in this report are issued. The evaluation of going concern under the accounting guidance requires significant judgment. The Company has determined that certain factors raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, the Company had not maintained compliance with the covenants of the Senior Convertible Note, having identified non-compliance with the same financial covenants previously identified at September 30, 2021. In consideration for obtaining a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022, the Company has agreed to enter into an exchange agreement whereby the Company has exchanged the existing Senior Convertible Note with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the current carrying value $29.2 million, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35.0 million. The increase in the principal balance of $5.8 million was recognized as a loss on extinguishment of Senior Convertible Note on the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2021. The Company has further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the New Note. This resulted in the recognition of a loss on extinguishment of the Senior Convertible Note of $22.6 million for the three and six months ended December 31, 2021 in the unaudited condensed consolidated statement of operations.

The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. As of February 22, 2022, a new debt facility containing these terms had not been completed.

The Company has agreed to include the following key terms in the new debt facility documents (i) 8% interest rate paid monthly with make-whole through maturity upon conversion, redemption or amortization, payable in cash or shares; (ii) update the conversion structure to 25% of the outstanding balance at a conversion price of $7.00, 25% of the outstanding balance at a conversion price of $8.00, 25% of the outstanding balance at a conversion price of $9.00, and 25% of the outstanding balancer at a conversion price of $10.00; (iii) file a revised registration statement for the new debt facility documents; (v) redeem the indebtedness in 15 monthly cash installments of $2.3 million commencing on the first trading day of each month starting on April 1, 2022 and ending on the June 2, 2023, the same maturity date as the existing Senior Convertible Note.

The evaluation of going concern under the accounting guidance requires significant judgment. In addition to the changes related to the New Note, the Company must consider it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2021, the Company had $1.0 million of available cash on-hand and net current liabilities of $49.1 million. On February 18, 2022, one business day preceding this filing, the Company had approximately $1.4 million of available cash on-hand. The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions were determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of the unaudited condensed consolidated financial statements.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company can sell shares to raise gross proceeds up to $20 million (the Company has sold an aggregate of 1.2 million shares through the ATM through February 18, 2022, one business day preceding this filing, for gross proceeds of $4.0 million and had $16.0 million of gross proceeds remaining under the ATM at February 18, 2022), (ii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iii) the ability to raise additional financing from other sources. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

The Company’s sources and (uses) of cash for the six months ended December 31, 2021 and 2020 are as follows:

	2021	2020
Cash used in operating activities	$7,599,212	$6,746,415
Cash used in investing activities	$20,185,745	$2,179,413
Cash provided by financing activities	$8,025,614	$4,258,042

At December 31, 2021, we had total current assets of $12.0 million and total current liabilities of $61.1 million. Net cash used in operating activities for the six months ended December 31, 2021 was $7.6 million, which includes a net loss of $34.9 million, offset by net non-cash adjustments of $20.8 million.

Net cash used in investing activities for the six months ended December 31, 2021 totaled $20.2 million principally related to the Bethard acquisition.

Net cash provided by financing activities for the six months ended December 31, 2021 totaled 8.0 million that related to proceeds from the issuance of the 10% Series A cumulative redeemable convertible preferred stock and issuance of common stock under the ATM offset by the contingent consideration of Bethard and repayments of notes payable and finance lease.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and six months ended December 31, 2021) the ongoing and potential impacts of the COVID-19 pandemic and related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes or updates to our critical accounting policies and estimates during the three and six months ended December 31, 2021 as compared to the critical accounting policies and estimates disclosed in our June 30, 2021 10-K.

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

During fiscal 2022, and the six months ended December 31, 2021, we continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, initiating the hiring of additional experienced accounting and compliance personnel, and engaging with third party experts to strengthen the implementation of additional disclosure controls and procedures, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of disclosure internal controls over a sustained period of financial reporting cycles.

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

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2021, we issued 4,000 shares of common stock as compensation for services provided.

During the three months ended December 31, 2021, we issued 5,500 shares of common stock upon the exercise of stock options.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

On February 22, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with an accredited investor (the “Holder”) whereby that certain existing senior convertible note of the Company, in the principal amount of $35,000,000 dated May 28, 2021 (the “Surrendered Note”), has been exchanged with a new senior convertible note in the aggregate principal amount of $35,000,000 (the “New Note”), upon entering into the Exchange Agreement.

The New Note bears interest at a rate of 8% per annum and matures on June 2, 2023 (the “Maturity Date”, subject to extension in certain circumstances, including bankruptcy and outstanding events of default). After the occurrence and during the continuance of an Event of Default (as defined in the New Note), the New Note will accrue interest at the rate of 12.0% per annum.

The New Note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The New Note is subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If we enter into any agreement to issue (or issue) any variable rate securities, the Holder has the additional right to substitute such variable price (or formula) for the conversion price.

If an Event of Default has occurred under the New Note, the Holder may elect to alternatively convert the New Note at the Alternate Conversion Price (as defined in the Convertible Note). In connection with an Event of Default, the Holder may require us to redeem in cash any or all of the New Note. The redemption price will equal 100% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of our common stock underlying the New Note, as determined in accordance with the New Note, if greater.

The Holder will not have the right to convert any portion of a New Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase.

In addition, unless we obtain the approval of our stockholders as required by Nasdaq, we are prohibited from issuing any shares of common stock upon conversion of the New Note or otherwise pursuant to the terms of the New Note, if the issuance of such shares of common stock would exceed 19.99% of our outstanding shares of common stock or otherwise exceed the aggregate number of shares of common stock which we may issue without breaching our obligations under the rules and regulations of Nasdaq.

In connection with a Change of Control (as defined in the Convertible Note), the Holder may require us to redeem all or any portion of the New Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of our common stock underlying the New Note, as determined in accordance with the New Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the New Note, as determined in accordance with the New Note.

At any time after the date we provide notice to the holder of our incurring of additional debt, the Holder will have the right to have us redeem all or a portion of the Convertible at a redemption price of 100% of the portion of the New Note subject to redemption.

We will be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also will be subject to certain financial covenants relating to available cash, our ratio of debt to market capitalization and minimum cash flow relating to minimum revenue.

Subject to certain conditions as set forth in the New Note, we may redeem the New Note at a price equal to 100% of the outstanding principal of the New Note to be redeemed, together with accrued and unpaid interest and unpaid late charges thereon.

In addition, pursuant to the Exchange Agreement, the Company received a waiver, effective as of May 28, 2021, and through March 30, 2022 of any known breaches of the New Note.

Other than for the aforementioned, no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement between and among the Company and Maxim Group LLC and Joseph Gunnar & Co., LLC, as representative, dated November 11, 2021 (incorporated herein by reference to Exhibit 1.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2021)
3.1	Certificate of Designation with respect to the 10.0% Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.001 per share, dated November 10, 2021 (incorporated by reference to Exhibit 3.3 of the Company’s Form 8-A (File No. 001-39785), filed on November 12, 2021)
4.1*	Form Senior Convertible Note
10.1	Letter Agreement, dated November 2, 2021, by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B
10.2	Director Agreement by and between the Company and Mr. Nielsen dated October 21, 2021 (incorporated herein by reference to Exhibit 10.1 to that Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2021).
10.3*	Form Exchange Agreement
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: February 22, 2022	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 22, 2022	By:	/s/ Daniel Marks
Daniel Marks Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

