Form 10-Q
period 2022-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2022-05-23
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

356 2713 1276

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered Symbol(s)
Common Stock	GMBL	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	GMBLW	The Nasdaq Stock Market LLC
10.0% Series A Cumulative Redeemable Convertible Preferred Stock	GMBLP	The Nasdaq Stock Market LLC
Common Stock Purchase Warrants	GMBLZ	The Nasdaq Stock Market LLC

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

As of May 20, 2022, there were 40,922,944 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2022

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2022 and June 30, 2021	1

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended March 31, 2022 and 2021	3

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) For the Three and Nine Months Ended March 31, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2022 and 2021	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	42

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

Item 4. Mine Safety Disclosures	44

Item 5. Other Information	44

Item 6. Exhibits	44

Signatures	45

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	June 30, 2021

ASSETS

Current assets
Cash	$9,404,637	$19,917,196
Restricted cash	2,968,183	3,443,172
Accounts receivable, net	374,435	136,681
Receivables reserved for users	1,329,709	2,290,105
Other receivables	1,339,497	658,745
Prepaid expenses and other current assets	1,727,567	3,264,344
Total current assets	17,144,028	29,710,243

Equipment, net	136,612	726,942
Operating lease right-of-use asset	221,332	1,272,920
Intangible assets, net	37,835,275	45,772,555
Goodwill	28,118,967	40,937,370
Other non-current assets	2,217,660	1,315,009

TOTAL ASSETS	$85,673,874	$119,735,039

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$12,973,020	$8,458,689
Liabilities to customers	3,932,287	3,057,942
Deferred revenue	580,004	22,110
Senior convertible note	35,000,000	-
Derivative liability	20,573,051	-
Current portion of notes payable and other long-term debt	258,385	223,217
Operating lease liability – current	585,786	414,215
Contingent consideration – current	2,436,591	-
Total current liabilities	76,339,124	12,176,173

Senior convertible note, net of unamortized discount	-	6,302,504
Notes payable and other long-term debt	112,425	221,300
Warrant liability	4,411,580	23,500,000
Deferred income taxes	-	1,870,861
Operating lease liability – non-current	1,120,225	878,809
Contingent consideration – non-current	1,296,385	-

Total liabilities	83,279,739	44,949,647

Commitments and contingencies (Note 13)
Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at March 31, 2022	7,707,543	-

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 40,722,944 and 21,896,145 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	40,723	21,896
Additional paid-in capital	144,528,035	122,341,002
Accumulated deficit	(145,364,841)	(46,908,336)
Accumulated other comprehensive loss	(4,517,325)	(669,170)
Total stockholders’ equity (deficit)	(5,313,408)	74,785,392

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$85,673,874	$119,735,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net revenue	$15,699,587	$5,398,708	$46,638,925	$7,983,293

Operating costs and expenses:
Cost of revenue	6,282,445	2,321,620	19,248,877	4,249,889
Sales and marketing	7,074,414	2,399,200	21,332,423	4,891,688
General and administrative	14,339,615	6,291,388	38,685,937	14,082,111
Asset impairment charges	38,629,310	-	38,629,310	-
Total operating expenses	66,325,784	11,012,208	117,896,547	23,223,688

Operating loss	50,626,197	5,613,500	71,257,622	15,240,395

Other income (expense):
Interest expense	(611,021)	-	(5,368,933)	-
Loss on conversion of senior convertible note	-	-	(5,999,662)	-
Loss on extinguishment of senior convertible note	-	-	(28,478,804)	-
Change in fair value of derivative liability on Senior Convertible Note	(20,573,051)	-	(22,055,672)	-
Change in fair value of warrant liability	8,181,398	(5,358,313)	28,641,920	(4,729,924)
Change in fair value of contingent consideration	99,247	(1,305,804)	1,950,693	(1,305,804)
Other non-operating income (loss)	(39,440)	(165,463)	(1,391,855)	(265,487)
Total other income (expense), net	(12,942,867)	(6,829,580)	(32,702,313)	(6,301,215)

Loss before income taxes	63,569,064	12,443,080	103,959,935	21,541,610

Income tax benefit (expense)	(431)	-	5,503,430	-

Net loss	$63,569,495	$12,443,080	$98,456,505	$21,541,610

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	-	(300,942)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(73,136)	-	(108,209)	-

Net loss attributable to common stockholders	$63,843,259	$12,443,080	$98,865,656	$21,541,610

Net loss per common share:
Basic and diluted loss per common share	$(2.11)	$(0.73)	$(3.97)	$(1.54)
Weighted average number of common shares outstanding, basic and diluted	30,308,685	16,950,275	24,874,910	13,974,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Net loss	$63,569,495	$12,443,080	$98,456,505	$21,541,610

Other comprehensive loss:
Foreign currency translation loss	1,631,630	892,953	3,848,155	955,702

Total comprehensive loss	$65,201,125	$13,336,033	$102,304,660	$22,497,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	10% Series A Cumulative Redeemable						Accumulated	Total
	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)

Balance as at July 1, 2021	-	$-	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	-	-	8,500	8	40,961	-	-	40,969
Common stock issued for services	-	-	78,527	79	574,220	-	-	574,299
Stock based compensation	-	-	-	-	308,073	-	-	308,073
Foreign exchange translation	-	-	-	-	-	-	(1,424,986)	(1,424,986)
Net loss	-	-	-	-	-	(552,381)	-	(552,381)
Balance as at September 30, 2021	-	$-	21,983,172	$21,983	$123,264,256	$(47,460,717)	$(2,094,156)	$73,731,366
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	35,073	-	-	(35,073)	-	-	(35,073)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	(100,314)	-	-	(100,314)
Conversion of senior convertible note	-	-	1,701,841	1,702	8,241,752	-	-	8,243,454
Issuance of common stock under the ATM, net of issuance costs	-	-	375,813	376	1,538,843	-	-	1,539,219
Common stock issued upon the exercise of stock options	-	-	5,500	5	26,505	-	-	26,510
Common stock issued for services	-	-	4,000	4	(4)	-	-	-
Stock based compensation	-	-	-	-	1,729,401	-	-	1,729,401
Foreign exchange translation	-	-	-	-	-	-	(791,539)	(791,539)
Net loss	-	-	-	-	-	(34,334,629)	-	(34,334,629)
Balance as at December 31, 2021	835,950	$7,634,407	24,070,326	$24,070	$134,665,366	$(81,795,346)	$(2,885,695)	$50,008,395
Accretion of redemption value and issuance costs	-	73,136	-	-	(73,136)	-	-	(73,136)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	15,000,000	15,000	4,036,500	-	-	4,051,500
Conversion of senior convertible note	-	-	812,618	813	2,408,381	-	-	2,409,194
Issuance of common stock under the ATM, net of issuance costs	-	-	790,000	790	2,345,100	-	-	2,345,890
Common stock issued for services	-	-	50,000	50	31,400	-	-	31,450
Stock based compensation	-	-	-	-	1,315,052	-	-	1,315,052
Foreign exchange translation	-	-	-	-	-	-	(1,631,630)	(1,631,630)
Net loss	-	-	-	-	-	(63,569,495)	-	(63,569,495)
Balance as at March 31, 2022	835,950	$7,707,543	40,722,944	$40,723	$144,528,035	$(145,364,841)	$(4,517,325)	$(5,313,408)

Balance as at July 1, 2020	-	$-	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Common stock issued upon the exercise of warrants	-	-	275,463	276	1,024,648	-	-	1,024,924
Common stock and warrants issued for LHE Enterprises Limited	-	-	650,000	650	3,801,850	-	-	3,802,500
Common stock issued for Flip Acquisition	-	-	93,808	94	499,906	-	-	500,000
Common stock issued for services	-	-	291,256	291	1,873,551	-	-	1,873,842
Stock based compensation	-	-	-	-	36,035	-	-	36,035
Foreign exchange translation	-	-	-	-	-	-	941	941
Net loss	-	-	-	-	-	(1,808,493)	-	(1,808,493)
Balance as at September 30, 2020	-	$-	12,543,750	$12,544	$39,154,481	$(22,344,095)	$941	$16,823,871
Common stock issued upon the exercise of warrants	-	-	844,408	844	3,232,274	-	-	3,233,118
Common stock issued for services	-	-	191,736	192	982,579	-	-	982,771
Stock based compensation	-	-	-	-	296,148	-	-	296,148
Foreign exchange translation	-	-	-	-	-	-	(63,690)	(63,690)
Net loss	-	-	-	-	-	(7,290,037)	-	(7,290,037)
Balance as at December 31, 2020	-	$-	13,579,894	$13,580	$43,665,482	$(29,634,132)	$(62,749)	$13,982,181
Common stock issued in equity financing, net of issuance costs	-	-	2,000,000	2,000	27,338,000	-	-	27,340,000
Stock issued for EGL Acquisition	-	-	292,511	293	2,193,540	-	-	2,193,833
Stock issued for FLIP Acquisition	-	-	93,808	94	1,717,527	-	-	1,717,621
Common stock issued upon the exercise of options and warrants	-	-	4,154,522	4,155	28,724,385	-	-	28,728,540
Common stock issued for services	-	-	46,005	45	433,912	-	-	433,957
Stock based compensation	-	-			345,006	-	-	345,006
Foreign exchange translation	-	-	-	-	-	-	(892,953)	(892,953)
Net loss	-	-	-	-	-	(12,443,080)	-	(12,443,080)
Balance as at March 31, 2021	-	$-	20,166,740	$20,167	$104,417,852	$(42,077,212)	$(955,702)	$61,405,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(98,456,505)	$(21,541,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	9,555,184	1,592,487
Asset impairment charges	38,629,310	-
Right-of-use asset amortization	471,007	94,674
Stock-based compensation	3,958,275	3,055,118
Deferred income taxes	(5,503,861)	-
Loss on conversion of senior convertible note	5,999,662	-
Loss on extinguishment of senior convertible note	28,478,804	-
Amortization of debt discount	3,389,055	-
Change in fair value of warrant liability	(28,641,920)	4,729,924
Change in fair value of contingent consideration	(1,950,693)	1,305,804
Change in fair value of derivative liability	22,055,672	-
Other non-cash charge, net	-	(64,023)
Changes in operating assets and liabilities:
Accounts receivable	(198,876)	(9,687)
Receivables reserved for users	1,238,509	(1,475,776)
Other receivables	(764,685)	(344,856)
Prepaid expenses and other current assets	1,490,618	(702,448)
Other non-current assets	144,996	(79,610)
Accounts payable and accrued expenses	4,874,643	1,508,583
Liabilities to customers	697,334	822,020
Deferred revenue	557,894	48,227
Operating lease liability	(125,206)	(40,423)
Other, net	-	(1,314)
Net cash used in operating activities	(14,100,783)	(11,102,910)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	(20,067,871)	-
Cash consideration paid for Lucky Dino, net of cash acquired	-	(28,930,540)
Cash consideration paid for EGL, net of cash acquired	-	(477,351)
Cash consideration paid for Argyll, net of cash acquired	-	(728,926)
Cash consideration paid for FLIP	-	(100,000)
Payments made in connection with loans receivable	-	(2,000,000)
Purchase of intangible assets	(34,647)	(698,187)
Purchases of equipment	(86,670)	(28,126)
Net cash used in investing activities	(20,189,188)	(32,963,130)

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	13,605,000	27,340,000
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock, net of issuance costs	7,599,334	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(300,942)	-
Issuance of common stock under the ATM, net of issuance costs	3,885,109	-
Payment of Bethard contingent consideration	(1,016,331)	-
Proceeds from exercise of stock options and warrants, net of issuance costs	67,479	25,506,582
Repayment of notes payable and finance leases	(157,810)	(69,257)
Net cash provided by financing activities	23,681,839	52,777,325

Effect of exchange rate on changes in cash and restricted cash	(379,416)	(755,543)
Net decrease in cash and restricted cash	(10,987,548)	7,955,742
Cash and restricted cash, beginning of period	23,360,368	12,353,307
Cash and restricted cash, end of period	$12,372,820	$20,309,049

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	March 31, 2022	March 31, 2021
Cash	$9,404,637	$16,880,683
Restricted cash	2,968,183	3,428,366
	$12,372,820	$20,309,049

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2021	June 30, 2020
Cash	$19,917,196	$12,353,307
Restricted cash	3,443,172	-
	$23,360,368	$12,353,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2022	March 31, 2021
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$1,734,291	$-
Income taxes	$431	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$6,700,000	$-
Conversion of senior convertible notes to common stock	$10,652,648	$-
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$108,209	$-
Right-of-use asset obtained in exchange for operating lease obligation	$1,112,960	$-
Finance lease asset obtained in exchange for financing lease obligation	$96,018	$-
Common stock issued for Argyll	$-	$3,802,500
Change in purchase price consideration related to warrant liability for Argyll acquisition	$-	$2,738,095
Settlement of Argyll acquisition warrant liability for common stock	$-	$7,480,000
Common stock issued for EGL	$-	$2,193,833
Contingent consideration payable for EGL	$-	$300,000
Common stock issued for FLIP acquisition at closing	$-	$411,817
Settlement of FLIP contingent consideration in common stock	$-	$500,000
Share settlement of liabilities to be settled in stock account	$-	$927,855

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company also acquired Helix Holdings, LLC (“Helix”) and ggCircuit, LLC (“GGC”). Helix is an owner and operator of esports centers that provide esports programming and gaming infrastructure and is also the owner of the EEG Labs, an analytics platform, and a proprietary player-versus-player wagering platform. GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”). Bethard’s business-to-consumer operations provides sportsbook, casino, live casino and fantasy sport betting services.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations or total assets, liabilities and stockholders’ equity (deficit).

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these unaudited condensed consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note” or “New Note”). The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. On February 28, 2022 the Company exchanged the existing Senior Convertible Note (the “Old Senior Convertible Note”) with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the carrying value of $29,150,001, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35,000,000. The New Note is classified as a current liability on the unaudited condensed consolidated balance sheet as it may be redeemed by the holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $20,573,051 in current liabilities on the unaudited condensed consolidated balance sheet that may be due to the holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the New Note of approximately $80,000,000 is materially higher than the fair value of the derivative liability of $20,573,051 calculated at March 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note.  However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note. See Note 12 for additional information regarding the Old Senior Convertible Note and the New Note, and the potential effects on our business, financial condition, and results of operations.

In addition to compliance with debt covenants, the Company has considered historical losses and negative cash flows from operations in its evaluation of going concern. The Company has also considered its liquidity and future market and economic conditions as it relates to obtaining financing and generating future profits. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15,000,000 units at $1.00 consisting of one share of common stock and one warrant for a total of 15,000,000 warrants with an exercise price of $1.00 (the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13,605,000. As of March 31, 2022, the Company had $9,404,637 of available cash on-hand and net current liabilities of $59,195,096. The amount of available cash on hand on May 20, 2022, one business day preceding this filing, was $5,592,250.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions was determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the potential proceeds from the exercise of the 15,000,000 March 2022 Warrants exercisable at $1.00, outstanding at March 31, 2022, (ii) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company can sell shares to raise gross proceeds up to $20,000,000 (the Company has sold an aggregate of 1,165,813 shares through the ATM through May 20, 2022, one business day preceding this filing, for gross proceeds of $4,005,267 and had $15,994,733 of gross proceeds remaining under the ATM at May 20, 2022), (iii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iv) the ability to raise additional financing from other sources. The Company is also in discussions with the Holder of the Senior Convertible Note to restructure the payment terms and debt covenants.

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

COVID-19

The novel coronavirus (“COVID-19”) emerged in December 2019 and has since adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The ongoing impacts of the COVID-19 pandemic has introduced material uncertainty and risk with respect to the Company and its performance, especially as it relates to in-person attendance at events and game centers.

The Company has previously indicated that a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. During the three months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted. As such, the Company recognized an impairment of long-lived assets held by its EGL, and Helix businesses and impairment of goodwill held by its EGL, GGC and Helix businesses. See Notes 6, 7 and 11 for discussion of the asset impairment charges.

The ultimate impact of the COVID-19 pandemic on other areas of the business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the continuing COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of March 31, 2022 and June 30, 2021 the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Receivables Reserved for Users

User deposit receivables are stated at the amount the Company expects to collect from a payment processor. A user initiates a deposit with a payment processor, and the payment processor remits the deposit to the Company. The amount due from the payment processor is recorded as a receivable reserved for users on the unaudited condensed consolidated balance sheets. An allowance for doubtful accounts may be established if it is determined that the Company is unable to collect a receivable from a payment processor. An increase to the allowance for doubtful accounts is recognized as a loss within general and administrative expenses in the unaudited condensed consolidated statements of operations. The allowance for doubtful accounts is not material to the unaudited condensed consolidated financial statements.

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

Digital Assets

Digital assets are currently comprised of Ethereum cryptocurrency. The digital assets are included in current assets in the accompanying unaudited condensed consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets. There are no limitations or restrictions on the Company’s ability to sell digital assets, and the pattern of actual sales of digital assets by the Company. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Impairment losses of the Company’s digital assets were not material to the unaudited condensed consolidated financial statements for the three or nine months ended March 31, 2022.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company generally liquidates its digital assets position monthly, or more frequently depending upon the market conditions. The Company’s recognized realized gains through the sale and disbursement of digital assets during the three and nine months ended March 31, 2022 and 2021 was not material to the unaudited condensed consolidated financial statements. At March 31, 2022, the Company’s digital assets were not material to the unaudited condensed consolidated financial statements.

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a single reporting unit is less than its carrying amount. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss in accordance with Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The Company utilizes a discounted cash flow analysis, referred to as an income approach, and uses internal and market multiples, to assess reasonableness of assumptions, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including anticipated revenue growth rates, discount rates, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital forecasts. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, the Company also considers the combined fair values of our reporting units to a reasonable market capitalization of the Company. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

During the three and nine months ended March 31, 2022, the Company recognized goodwill impairment charges of $23,119,755 reducing the goodwill of the Helix and EGL and GGC reporting units, (see Note 7 for additional information regarding the goodwill impairment, and the effects on our business, financial condition, and results of operations). There were no goodwill impairment charges recorded during the three and nine months ended March 31, 2021. Changes in economic, regulatory and operating conditions and the continuing impact of COVID-19 could result in additional goodwill impairment in future periods.

Intangible assets

Intangible assets with determinable lives consist of player relationships, developed technology and software, tradename and gaming licenses. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives of 5 years for player relationships and developed technology and software, 10 years for tradename and 2 years for gaming licenses. The Company also capitalizes internal-use software costs such as external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are expensed as incurred. The Company also holds indefinite-lived intangible assets in the form of digital assets as discussed above.

Impairment of Long-Lived Assets

Equipment and other long-lived assets, including finite lived intangibles, are evaluated for impairment periodically or when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, an estimate of future undiscounted cash flows are determined through estimated disposition date of the asset. To the extent that estimated future undiscounted net cash flows attributable to the asset are less than the carrying amount, an impairment loss is recognized equal to the difference between the carrying value of such asset and its fair value, considering external market participant assumptions. An estimation of future cash flows requires significant judgment as the Company makes assumptions about future results and market conditions. Since the determination of future cash flows is an estimate of future performance, there may be impairments recognized in future periods in the event future cash flows do not meet expectations. The Company recognized $13,484,122 for the impairment of the EGL and Helix tradenames and developed technology and software and the impairment of the GGC tradename and developed technology (see Note 7), $608,626 for the impairment of the EGL computer equipment and Helix game centers computer equipment, leasehold improvements and furniture and equipment (see Note 6), and $1,416,807 for the impairment of operating lease right-of-use assets for the Helix building rentals (see Note 11), in asset impairment charges in the unaudited condensed consolidated statements of operations. There were no impairment charges on other long-lived assets identified for the three and nine months ended March 31, 2021.

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

Derivative Instruments

The Company evaluates its convertible notes and equity instruments, as well as warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 12). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability (Note 17). In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense (Note 17).

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, as well as derivative financial instruments and warrant liabilities to fair value on a recurring basis. Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments. The fair value of the Senior Convertible Note and lease liabilities approximate their carrying value based on current interest and discount rates.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three and nine months ended March 31, 2022 and 2021 because their inclusion would have been antidilutive:

	As of March 31,
	2022	2021
Common stock options	1,359,401	481,676
Common stock warrants	20,350,558	1,415,991
Common stock issuable upon conversion of senior convertible note	16,031,513	—
10% Series A cumulative redeemable convertible preferred stock	835,950	—
Total	38,577,422	1,897,667

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third-party iGaming expenses within costs of revenue in the consolidated statements of operations.

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

The software subscriptions also allow for game center operators to enable their equipment to mine cryptocurrency when gaming stations are not in use by the end user. The software allows the participating game center operators to contribute their computer power for the purpose of adding a block to the blockchain within a mining pool where the Company and the participating game center operators are participants. The Company’s software enables the participating game center operators to enter into mining pools with mining pool operators to provide computing power to the mining pool to mine cryptocurrency digital assets. The Company and the participating game center operators are entitled to a fractional share of the fixed cryptocurrency digital asset award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company and participating game center operators’ fractional share is based on the proportion of computing power contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. A digital asset award is received by the Company from the mining pool, in the form of crypto currency (i.e. Ethereum), for successfully adding a block to the blockchain. The Company records a payable for the amount due to each participating game center operator, in the form of U.S. dollars, based on the participating game center operators’ computing power contributed toward the mining of the award less a fee charged by the Company. The amounts due to the participating game center operators are paid in U.S. dollars. The Company recognizes the fair value of the digital awards, net of fees and amounts payable to the game center operators, as revenue at the time the digital award is added to the blockchain using the price of the digital coin quoted in U.S. dollars. The transaction consideration of the digital award the Company receives, if any, is non-cash consideration. The Company records revenue on a net basis as it has determined it is the agent in the transactions with the mining pool and facilitates the provision of the computing power and payments for the participating game center operators. The transaction consideration for the mining of cryptocurrency is variable consideration as it is based on the number of blocks added to the blockchain and the amount of the digital asset received from the mining pool. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard for its interim impairment test performed at March 31, 2022. See Note 7 for additional information regarding the results of the impairment test performed on its goodwill and intangible assets.

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

Note 3 – Business Acquisitions

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited (“Bethard”) that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (the “Bethard Business”). The acquisition of Bethard expands the iGaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the seller. The initial payment of purchase consideration for Bethard included cash paid at closing of €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), including €1,000,000 (equivalent to $1,180,463 using exchange rates in effect at the acquisition date) paid for a regulatory deposit with the Spanish Gaming Authority. The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was paid by the Company on November 16, 2021, using the proceeds raised from the issuance of the Series A Preferred Stock (see Note 15 for discussion of the 10% Series A Cumulative Redeemable Convertible Preferred Stock). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the date of the Second Payment, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard Business acquired by the Company following the acquisition date.

The preliminary estimate of the purchase consideration, pending the completion of a final valuation to calculate the fair value of the contingent cash consideration, is as follows:

Cash paid at closing	$15,346,019
Second Payment	4,721,852
Total cash consideration paid for Bethard	20,067,871
Contingent cash consideration	6,700,000
Total preliminary purchase price consideration	$26,767,871

The preliminary estimated contingent cash consideration assumes a cash payment equal to 15% of net gaming revenue for Bethard Business through the Additional Payment Due Date as set forth through the Second Payment Due Date estimated to be approximately four months at acquisition, then reverting to 12% thereafter for the remainder of a two-year period following the acquisition date. The preliminary estimated contingent cash consideration of $6,700,000 is calculated using the applicable percentages applied to projected net gaming revenue of the Bethard Business at the date of acquisition. Based on updated revenue projections as of March 31, 2022, the Company determined the fair value of the remaining contingent consideration payable to be $3,732,976, net of amount paid to the seller through March 31, 2022 of $1,016,331. The decrease in the contingent cash consideration liability resulted in the recognition of a benefit of $99,247 and $1,950,693, included as change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2022, respectively.

The preliminary estimated purchase consideration excludes contingent share consideration payable to the sellers as there is no indication such contingent share contingent consideration will become payable from a successful assignment of the specified ambassador agreement. The sellers of the Bethard had up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After 6 months, the contingent share consideration is reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24-month anniversary. As of May 23, 2022, the ambassador agreement had not been assigned to the Company.

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

Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The goodwill of Bethard is not deductible for tax purposes. Transaction related expenses incurred for the acquisition of the Bethard Business total $1,005,595, including $255,481 incurred for the nine months ended March 31, 2022. No transaction related expenses related to Bethard were incurred in the three months ended March 31, 2022. Transaction related expenses are recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the three and nine months ended March 31, 2021 as if Bethard, as well as the recent acquisitions of the Company completed during the year ended June 30, 2021, namely Argyll, Lucky Dino, EGL, ggCircuit and Helix, had been acquired on July 1, 2020. The results of operations of FLIP acquired during the year ended June 30, 2021 were excluded from the pro forma presentation for the three and nine months ended March 31, 2021 due to immateriality. The results of operations of Bethard, as well as the previous acquisitions identified above, are included in the unaudited condensed consolidated statement of operations of the Company for the three and nine months ended March 31, 2022, with any differences resulting from the acquisition of Bethard on July 13, 2021 assessed as immaterial.

The pro forma results of operations for the three and nine months ended March 31, 2021 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2020 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below:

	Three months ended March 31, 2021	Nine months ended March 31, 2021
Net revenue	$16,529,720	$46,328,019
Net loss	$15,438,412	$30,699,925
Net loss per common share, basic and diluted	$(0.80)	$(1.78)

The pro forma operating results of operations for the three and nine months ended March 31, 2021 are based on the individual historical results of the Company and the businesses acquired, with adjustments to give effect as if the acquisitions had occurred on July 1, 2020, after giving effect to certain adjustments including the amortization of intangible assets and depreciation of equipment resulting from the acquisitions.

Note 4 – Other Receivables

The components of other receivables are as follows:

	March 31, 2022	June 30, 2021
Marketing receivables from revenue partners	$136,620	$233,725
Receivable from revenue sharing arrangement	130,865	137,461
Indirect taxes	709,045	135,676
Other	362,967	151,883
Other receivables	$1,339,497	$658,745

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	March 31, 2022	June 30, 2021
Prepaid marketing costs	$867,775	$1,727,669
Prepaid insurance	265,164	175,620
Other	594,628	1,361,055
Prepaid expenses and other current assets	$1,727,567	$3,264,344

Note 6 – Equipment

The components of equipment are as follows:

	March 31, 2022	June 30, 2021
Computer equipment	$156,728	$258,049
Furniture and equipment	98,207	249,070
Leasehold improvements	-	221,787
Finance lease asset	-	117,979
Equipment, at cost	254,935	846,885
Accumulated depreciation and finance lease amortization	(118,323)	(119,943)
Equipment, net	$136,612	$726,942

Depreciation expense and finance lease amortization expense was $50,244 and $26,242 for the three months ended March 31, 2022 and 2021 and $109,852 and $51,582 for the nine months ended March 31, 2022 and 2021, respectively. The three and nine months includes asset impairment charges of $608,626 for the EGL computer equipment and the Helix game centers computer equipment, furniture and equipment, leasehold improvements and finance lease assets that was recorded in asset impairment charges in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022.

Note 7 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill is as follows:

Nine months ended March 31, 2022
Goodwill, balance at beginning of year	$40,937,370
Acquisition of Bethard	11,924,685
Impairment charges	(23,119,755)
Foreign currency translation – Fiscal 2022	(1,623,333)
Goodwill, balance at end of period	$28,118,967

The Company tests its goodwill for impairment annually on April 1. However, during the third quarter the Company concluded that goodwill impairment indicators existed based on the significant volatility in the Company’s stock price where the Company experienced a sustained reduction from the middle of the quarter through March 31, 2022 and subsequently. As of March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits for EGL and GGC. These factors and the continuing impacts of the COVID-19 pandemic, uncertainties caused by inflation and world stability, resulted in the Company evaluating its goodwill and long-lived assets, including intangible assets, for impairment as of March 31, 2022.

The Company performed an interim impairment test on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the reporting unit level. Based on the circumstances described above as of March 31, 2022, the Company determined its EGL, Helix, and GGC asset groups failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, royalty rates, cash flows, discount rates, development costs and obsolescence. Based on these analyses, the Company concluded the fair values of certain intangible assets were lower than their current carrying values, and at March 31, 2022, the Company recognized impairment of $2,561,231 and $10,824,348 for the EGL, GGC and Helix tradenames and developed technology and software, respectively, and $98,543 for the EGL player relationships, totaling $13,484,122 in asset impairment charges in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022. The table below reflects the adjusted gross carrying amounts for these intangible assets.

In accordance with ASC 350, for goodwill, after considering the above asset impairment charges to the asset groups, the Company performed an interim impairment test as of March 31, 2022 that compared the estimated fair value of each reporting unit to their respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment tests performed indicated that the carrying value of the EGL, GGC and Helix reporting units exceeded their estimated fair values determined by the Company. Based on the results of the March 31, 2022 interim goodwill impairment testing procedures, the Company recognized impairments of goodwill totaling $23,119,755 as of March 31, 2022 in asset impairment charges in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company and the emergence from a period impacted by COVID-19. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact our business continue to deteriorate, the Company could recognize further goodwill and long-lived asset impairment charges.

In total, as described in detail above, the Company recorded $36,603,877 of goodwill and intangible asset impairment charges for the three and nine months ended March 31, 2022.

There were no asset impairment charges for goodwill or long-lived assets, including definite-lived intangible assets for the three or nine months ended March 31, 2021.

The intangible amounts comprising the intangible asset balance are as follows:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradename	$7,749,287	$(710,536)	$7,038,751
Developed technology and software	12,366,595	(2,192,419)	10,174,176
Gaming licenses	2,312,335	(1,411,248)	901,087
Player relationships	23,913,613	(4,698,603)	19,215,010
Internal-use software	536,182	(29,931)	506,251

Total	$46,878,012	$(9,042,737)	$37,835,275

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradename	$7,396,804	$(257,018)	$7,139,786
Developed technology and software	25,231,659	(1,242,605)	23,989,054
Gaming licenses	1,752,612	(573,876)	1,178,736
Player relationships	13,956,083	(1,253,135)	12,702,948
Internal-use software	777,171	(15,140)	762,031

Total	$49,114,329	$(3,341,774)	$45,772,555

Amortization expense was $3,074,979 and $852,969 for the three months ended March 31, 2022 and 2021 and $9,445,332 and $1,540,905 for the nine months ended March 31, 2022 and 2021, respectively.

The estimated future amortization related to definite-lived intangible assets, including amortization related to the preliminary allocation of fair value to the intangible assets of Bethard, are as follows:

Remainder of fiscal 2022	$2,361,809
Fiscal 2023	8,904,614
Fiscal 2024	8,292,569
Fiscal 2025	8,292,569
Fiscal 2026	6,208,811
Thereafter	3,774,903
Total	$37,835,275

Note 8 – Other Non-Current Assets

The components of other non-current assets are as follows:

	March 31, 2022	June 30, 2021
iGaming regulatory deposits	$1,827,374	$755,474
iGaming deposit with service providers	298,255	434,738
Rent deposit	86,875	91,253
Other	5,156	33,544
Other non-current assets	$2,217,660	$1,315,009

Note 9 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	March 31, 2022	June 30, 2021
Trade accounts payable	$4,934,004	$2,609,212
Accrued marketing	2,541,785	1,582,470
Accrued payroll and benefits	1,006,365	1,093,263
Accrued gaming liabilities	1,253,626	758,536
Accrued professional fees	413,173	704,748
Accrued jackpot liabilities	306,782	432,504
Accrued other liabilities	2,517,285	988,082
Accrued legal settlement (Note 13)	-	289,874
Total	$12,973,020	$8,458,689

Note 10 – Related Party Transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. The Company incurred charges for the Chief Executive Officer for office expense reimbursement of $1,200 and $1,200 for the three months ended March 31, 2022 and 2021 and $3,600 and $3,600 for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, there were no amounts payable to the Chief Executive Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $1,857 and $22,770 for the three months ended March 31, 2022 and 2021 and $22,139 and $91,247 for the nine months ended March 31, 2022 and 2021, respectively, in accordance with these agreements. As of March 31, 2022 and 2021, there were no amounts payable to Contact Advisory Services Ltd.

The Company has retained services from a member of its Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement requires payments of £18,000 ($23,650 translated using the exchange rate in effect at March 31, 2022) per month to the firm that is controlled by this member of the Board of Directors. The individual also receives payroll of $500 per month through the employment agreement as Chief Operating Officer.

The Company retained the services of its Chief Financial Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remits monthly payments to its Chief Financial Officer of NZD 36,995 ($25,652 translated using the exchange rate in effect at March 31, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 200,000 shares of common stock to the Chief Financial Officer.

Note 11 – Leases

The Company leases office and building space and equipment under operating lease agreements and equipment under finance lease agreements. The Company’s lease agreements have terms not exceeding five years. Certain leases contain options to extend that are assessed by management at the commencement of the lease and are included in the lease term if the Company is reasonably certain of exercising. In June 2020 the Company commenced a finance lease for computer equipment for one of its owned and operated game centers. The lease has annual payments of $50,702 including 8% interest. The lease term is approximately 2.5 years. In July 2021, the Company commenced lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000, increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term. The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In March 2022 the Company commenced a finance lease for computer equipment for one of its owned and operated game centers. The lease has annual payments of $40,103 including 8% interest. The lease term is approximately 2.5 years. The unaudited condensed consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Condensed Consolidated Balance Sheet Caption	March 31, 2022	June 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$221,332	$1,272,920
Finance lease assets	Equipment, net	-	114,540
Total lease assets		$221,332	$1,387,460
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$585,786	$414,215
Finance lease liabilities	Current portion of notes payable and other long-term debt	94,148	50,702
Long-term:
Operating lease liabilities	Operating lease liability - non-current	1,120,225	878,809

Finance lease liabilities	Notes payable and other long-term debt	85,052	63,161
Total lease liabilities		$1,885,211	$1,406,887

The Company recognized in asset impairment charges in the unaudited condensed consolidated statements of operations, $1,416,807 for operating lease right-of-use assets for the Helix game center building rentals and $175,858 for the Helix equipment finance leases. The operating lease expense and finance lease expense, excluding asset impairment charges, for the three months ended March 31, 2022 were $162,733 and $12,917, respectively. The operating lease expense and finance lease expense, excluding asset impairment charges, for the nine months ended March 31, 2022 were $458,949 and $36,100, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	March 31, 2022	June 30, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	3.99	4.11
Finance leases	2.20	2.50

Weighted Average Discount Rate:
Operating leases	7.99%	6.82%
Finance leases	8.00%	8.00%

The future minimum lease payments at March 31, 2022 follows:

	Operating Lease	Finance Lease
Remainder of fiscal 2022	$171,397	$26,043
Fiscal 2023	553,728	90,806
Fiscal 2024	569,642	65,454
Fiscal 2025	385,422	13,368
Fiscal 2026	227,802	-
Thereafter	57,368	-
Total lease payments	1,965,359	195,671
Less: imputed interest	(259,348)	(16,471)
Present value of lease liabilities	$1,706,011	$179,200

Note 12 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term debt are as follows:

	March 31, 2022	June 30, 2021
Notes payable	$191,610	$330,654
Finance lease obligation (Note 11)	179,200	113,863
	370,810	444,517
Less current portion of notes payable and long-term debt	(258,385)	(223,217)
Notes payable and other long-term debt	$112,425	$221,300

The Company assumed a note payable of £250,000 (equivalent to $327,390) in connection with its acquisition of Argyll on July 31, 2020. The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue for two years through May 2023. The principal balance of the notes payable on March 31, 2022 was £145,833 ($191,610 using exchange rates at March 31, 2022). Interest expense on the note payable was $1,791 and $6,448 for the three and nine months ended March 31, 2022.

The maturities of long-term debt are as follows:

Fiscal 2022	$258,385
Fiscal 2023	128,896
Total before unamortized discount	387,281
Less: unamortized discount and issuance costs	16,471
Total	$370,810

Senior Convertible Note

On June 2, 2021, the Company issued a senior convertible note, the Old Senior Convertible Note before it was exchanged for the New Note on February 22, 2022. The Old Senior Convertible Note was issued to the Holder in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Old Senior Convertible Note would have matured on June 2, 2023, at which time the Company would have been required to repay the original principal balance and a minimum return (“Premium on Principal”) equal to 6% of any outstanding principal. The aggregate principal of the Old Senior Convertible Note repayable at maturity was $37,100,000 and the Senior Convertible Note accrued interest at rate of 8% per annum payable in cash monthly. The Old Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was being amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The conversion amounts were calculated as the principal balance identified for conversion plus a minimum return of 6% on such principal balance. At any time after issuance, the Company had the option, subject to certain conditions, to redeem some or all of outstanding principal, inclusive of any minimum return due to the Holder based on the number of days the principal is outstanding.

On February 22, 2022, the Company agreed to enter into the Exchange Agreement with the Holder whereby the Old Senior Convertible Note of the Company, with a remaining principal amount of $29,150,001, was exchanged for New Note in the aggregate principal amount of $35,000,000. The increase in the principal balance outstanding of $5,849,999 was recognized as a loss on extinguishment of Senior Convertible Note in the second quarter ended December 31, 2021, and is included in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2022. The Company further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the New Note during the second quarter ended December 31, 2021 and is included in the loss on extinguishment of the Senior Convertible Note of $22,628,805 for the nine months ended March 31, 2022 in the unaudited condensed consolidated statement of operations. No additional loss on extinguishment was recognized in the three months ended March 31, 2022.

The interest rate on the Old Senior Convertible Note from June 2, 2022 through February 22, 2022, and the interest rate on the New Note is 8% per annum. Upon the occurrence of an Event of Default (as defined in the New Note), the interest may accrue interest at the rate of 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Old Senior Convertible Note and New Note, but received a waiver from compliance through March 30, 2021. The Company is subject to begin accruing interest expense at a rate of 12% beginning March 31, 2021, as compared to using the set rate of 8%, however this amount was not deemed material to the unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2022. The maturity date has remained unchanged of the Exchange Agreement and is June 2, 2023 (the “Maturity Date”, subject to extension in certain circumstances, including bankruptcy and outstanding events of default). The ability of the Company to redeem the principal balance outstanding also remains unchanged. The Company may redeem the New Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

The New Note is convertible, at the option of the Holder, into shares of the Company’s common stock at a conversion price of $17.50 per share. The New Note is subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue (or issues) any variable rate securities, the Holder has the additional right to substitute such variable price (or formula) for the conversion price.

If an Event of Default has occurred under the New Note, the Holder may elect to alternatively convert the New Note at the Alternate Conversion Price (as defined in the New Note). In connection with an Event of Default, the Holder may require us to redeem in cash any or all of the New Note. The redemption price will equal 100% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of our common stock underlying the New Note, as determined in accordance with the New Note, if greater. The Holder will not have the right to convert any portion of a New Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of our common stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. From and after the occurrence and during the continuance of any Event of Default, the Interest Rate shall automatically be increased to 12.0% per annum. The Company is currently in default and the Holder has not yet elected to alternatively convert.

In addition, unless approval of our stockholders as required by Nasdaq Stock Market LLC (“Nasdaq”) is obtained, the Company is prohibited from issuing any shares of common stock upon conversion of the New Note or otherwise pursuant to the terms of the New Note, if the issuance of such shares of common stock would exceed 19.99% of our outstanding shares of common stock or otherwise exceed the aggregate number of shares of common stock which the Company may issue without breaching our obligations under the rules and regulations of Nasdaq. Should the holder convert the principal balance outstanding at March 31, 2022 at the Alternate Conversion Price that is currently available to the holder, or a portion of the principal balance, the Company may be subject to remit amounts to the holder materially in excess of the principal balance outstanding through payment of cash. Refer also to discussion of the Alternate Conversion below for further discussion of this settlement option available to the Holder.

In connection with a Change of Control (as defined in the New Note), the Holder may require us to redeem all or any portion of the New Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of our common stock underlying the New Note, as determined in accordance with the New Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the New Note, as determined in accordance with the New Note.

At any time after the date the Company provides notice to the Holder of our incurring of additional debt, the Holder will have the right to have us redeem all or a portion of the Convertible at a redemption price of 100% of the portion of the New Note subject to redemption.

Under the New Note, and consistent with the Old Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company is also subject to certain financial covenants relating to available cash, our ratio of debt to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues commencing June 30, 2022.

The New Note is subject to a most favored nation provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue, or issue any variable rate securities, the Holder of the New Note has the additional right to substitute such variable price (or formula) for the conversion price. If the Holder were to substitute a floor price of $2.1832 (“Conversion Floor Price”) as the variable price, the Company would be required to settle in cash any difference between the market value of the shares subject to conversion at the floor price and the market value of the shares using the variable price, excluding any reference to the floor. The Holder of the Senior Convertible Note also has the right to have the Company redeem all or a portion of the New Note should the Company provide notice of incurring additional debt.

If an event of default occurs, the Holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable (“Incremental Premium”) in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the Conversion Floor Price of $2.1832 or a price derived from the volume weighted average price of the Company’s common stock at the time of Alternate Conversion. If the Alternate Conversion were to include the Conversion Floor Price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor. The Company is currently in default and the Holder has not yet elected to alternatively convert. See further discussion in make-whole derivative liability below.

As discussed above, during the three months ended December 31, 2021, the Company had not maintained compliance with the covenants of the Senior Convertible Note, having identified non-compliance with the same financial covenants previously identified at September 30, 2021. The Company obtained a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022. The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. This term sheet expired without a new debt facility being completed. Since the expiration of the waiver on March 30, 2022, the Company is not in compliance with its covenants. The Company is in default and has continued to recognize its obligation under the Senior Convertible Note as a current liability at March 31, 2022 in the unaudited condensed consolidated balance sheet. The Company has not remitted payment to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal (see Note 16).

The Company previously determined that it had not maintained compliance with its Senior Convertible Note covenants at September 30, 2021. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, through Additional Payment Due Date (see Note 3 for discussion of the Bethard acquisition) and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of common stock. In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Senior Convertible Note at the Alternate Conversion Price into shares of common stock, exclusive of the Premium on Principal and Incremental Premium that applies to an Alternate Conversion. During the three months and nine months ended March 31, 2022, the Holder of the Senior Convertible Note had converted the full principal amount of $7,500,000 into 2,514,459 shares of common stock. As a result of these conversions of principal, the Company recorded a loss on conversion of Senior Convertible Notes of $5,999,662 in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022. The loss on conversion included accelerated amortization of the debt discount of $4,515,273, accelerated amortization of the Premium on Principal of $288,300 and the Incremental Premium due on conversion of $1,196,089.

The Company also previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 15). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss) in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022 and in accounts payable and accrued expenses at March 31, 2022 on the unaudited condensed consolidated balance sheet.

Make-Whole Derivative Liability

The New Note agreement includes provision that should the Company be in both breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022, the Company was both in breach of its debt covenants and the price per share of its common stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the holder of the Old Senior Convertible Note for breach of covenants, as well as received a waiver for breach of covenants through March 30, 2022 under the New Note, the Company was unable to comply with the debt covenants under the New Note or otherwise obtain a debt waiver at March 31, 2022. As a result, the make-whole provision in the New Note agreement was determined to represent an obligation of the Company at March 31, 2022 under the terms of the New Note.

The make-whole provision in the New Note is a derivative liability. The Company’s obligation to make a payment under the make-whole provision previously assessed as remote with an immaterial fair value. This considered that the Company had previously obtained debt waivers from the holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price. The Company had further signed a non-binding term sheet on February 22, 2022 (in combination with entering into the New Note) for the purpose of revising the debt covenants that were to be included in a revised or amended note agreement. At March 31, 2022, the Company was unable to complete an agreement to restructure the terms and covenants of the New Note. The stock price further continued to trade materially below the Conversion Floor Price and the Company was also unable to secure a debt waiver. The make-whole provision was determined to represent a liability of the Company and the fair value of the derivative liability at March 31, 2022 was determined using a Monte Carlo valuation model. See Note 17 for further discussion of the fair value determined for the derivative liability.

At March 31, 2022, the Company estimates that it would be required to issue up to 16,031,513 shares of common stock under the Alternate Conversion provisions of the New Note. The Company further estimated the derivative liability to the holder to be $20,573,051 included in the derivative liability in the unaudited condensed consolidated balance sheets and the expense was recorded in the change in fair value of derivative liability in the unaudited condensed consolidated statements of operations. The make-whole liability calculated under the terms of the note of approximately $80,000,000 was materially higher than the fair value of $20,573,051 determined at March 31, 2022 and considers the difference in the market price of the Company’s shares and a floor price of $2.1832 multiplied by a number of shares that is based on the outstanding principal and the market price of the Company’s common stock at March 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note.  However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

Warrants

March 2022 Warrants

On March 2, 2022 the Company completed the March 2022 Offering, an equity offering in which it sold 15,000,000 units at $1.00 consisting of one share of common stock and one warrant for a total of 15,000,000 March 2022 Warrants with an exercise price of $1.00. See Note 2, “Liquidity and Going Concern” for further discussion of the proceeds received from the offering.

The March 2022 Warrants may be exercised at any time after issuance for one share of common stock of the Company at an exercise price of $1.00. The March 2022 Warrants are callable by the Company should the volume weighted average share price of the Company exceed $3.00 for each of 20 consecutive trading days following the date such warrants become eligible for exercise. The March 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant agreement, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At March 2, 2022, the date of the common stock issuance, the Company determined the total fair value of the March 2022 Warrants to be $9,553,500. At March 31, 2022, the Company determined the total fair value of the March 2022 Warrants to be $4,050,000. The change in fair value of the March 2022 Warrant liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2022 was $5,503,500. See Note 17 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

The Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Old Senior Convertible Note. The ‘exchange agreement’ did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of common stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. As a result, for each share of common stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note agreement, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $23,500,000, with a fair value of $13,600,000 determined for the Series A Warrants and a fair value of $9,900,000 determined for the Series B Warrants. At March 31, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $361,580 with a fair value of $309,400 determined for the Series A Warrants and a fair value of $52,180 determined for the Series B Warrants. The change in fair value of warrant liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2022 were decreases of $2,677,898 and $23,138,420, respectively. See Note 17 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Old Senior Convertible Note were allocated to the Series A Warrants and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Old Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Old Senior Convertible Note. The debt discount on the Old Senior Convertible Note was being amortized over its term of two years. The Company accelerated the amortization of the debt discount on the Old Senior Convertible Note during the second quarter resulting in the Company recording of a loss on extinguishment of $22,628,805 for the nine months ended March 31, 2022, as further described above. Prior to accelerating the amortization of debt discount in the second quarter, the Company recorded the remaining amortization of the debt discount of $2,262,112 as interest expense on the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022.

Components of Long-Term Debt

The components of our long-term debt including the Senior Convertible Note on the unaudited condensed consolidated balance sheet at March 31, 2022 follows:

Current portion of notes payable and long-term debt	$35,258,385
Notes payable and long-term debt (non-current)	112,425
Total	$35,370,810

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (“Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in common stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of common stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated, and no cash or common stock were paid during the three months ended March 31, 2022. During the three and nine months ended March 31, 2022, the Company has recorded $0 and $424,893 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of March 31, 2022. The cost of the sponsorship arrangement with the Team is recorded to sales and marketing expense on the unaudited condensed consolidated statements of operations over the term of the Amended Sponsorship Agreement.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s was March 31, 2021. The Company paid $1,550,000 on June 11, 2021 and issued 50,000 shares of common stock on July 1, 2021 in connection with the commencement of the arrangement. The Bally’s agreement extends for 10 years from the date of commencement requiring the Company to pay $1,250,000 and issue 10,000 shares of common stock on each annual anniversary date. During the three and nine months ended March 31, 2022, the Company has recorded $334,890 and $1,019,556 in sales and marketing expense for its arrangement with Bally’s Corporation. There were no outstanding amounts payable to Bally’s Corporation as of March 31, 2022. The annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of common stock payable each year through the year ended June 30, 2030, as of March 31, 2022.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of March 31, 2022, the Company has not contributed any shares of its common stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. As of March 31, 2022, the commitments under these agreements are estimated at $1,256,403 for the year ended June 30, 2022, $2,403,891 for the year ended June 30, 2023, $2,015,495 for year ended June 30, 2024, $1,126,153 for the year ended June 30, 2025 and $611,668 for the year ended June 30, 2026.

Contingencies

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates our evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded as of March 31, 2022 or June 30, 2021. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on our financial position, results of operations or liquidity.

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

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on our financial condition or results of operations as reported in these unaudited condensed consolidated financial statements.

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

A disaggregation of revenue by type of service for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
Online betting and casino revenues	$14,590,447	$5,225,053	$41,692,731	$7,650,840
Esports and other revenues	1,109,140	173,655	4,946,194	332,453
Total	$15,699,587	$5,398,708	$46,638,925	$7,983,293

A summary of revenue by geography for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2022	2021	2022	2021
United States	$1,046,639	$124,059	$4,255,482	$280,974
International	14,652,948	5,274,649	42,383,443	7,702,319
Total	$15,699,587	$5,398,708	$46,638,925	$7,983,293

A summary of long-lived assets by geography is as follows:

	March 31, 2022	June 30, 2021
United States	$8,591,077	$48,081,926
International	59,938,769	41,942,870
Total	$68,529,846	$90,024,796

Note 15 – 10% Series A Cumulative Redeemable Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. On November 10, 2021, the Company designated 1,725,000 shares of preferred stock as 10% Series A cumulative redeemable convertible preferred stock (“10% Series A Cumulative Redeemable Convertible Preferred Stock”), with a par value of $0.001 per share and liquidation value of $11.00. On November 11, 2021, the Company announced that it priced an underwritten public offering of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock in the first series issuance of preferred stock, of which 800,000 shares were issued at $10 a share on November 16, 2021 for total gross proceeds of $8,000,000, before deducting underwriting discounts and other estimated offering expenses. Net proceeds from the sale, after deducting issuance costs totaled $7,265,000.

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

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of March 31, 2022 because a deemed liquidation event is not considered probable.

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

Note 16 – Equity

Common Stock

The following is a summary of common stock issuances for the nine months ended March 31, 2022:

●	During the nine months ended March 31, 2022, as part of the March 2022 Offering, the Company sold 15,000,000 units at $1.00, consisting of one share of common stock and one warrant with an exercise price of $1.00, for gross proceeds of $15,000,000. The Company recorded the issuance of these shares at a fair value of $4,051,500 comprised of $13,605,000 of cash received from the offering equal to the gross proceeds net of $1,395,000 issuance costs, and net of the fair value of the warrant liability calculated on issuance of $9,553,500. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds to applied as a reduction of principal (see Note 12). At March 31, 2022 the Company has not remitted payment to the Holder and principal remains at $35,000,000.

●	During the nine months ended March 31, 2022, the Company issued 132,527 shares of common stock for services with a weighted average fair value of $4.70 per share.

●	During the nine months ended March 31, 2022, the Company issued 14,000 shares of common stock from the exercise of stock options with a weighted average exercise price of $4.82 per share or $67,479 in the aggregate.

●	During the nine months ended March 31, 2022, the Company issued 1,165,813 shares of common stock, with aggregate proceeds of $4,005,267, or $3,885,109 net of issuance costs, and a weighted average exercise price of $3.44, under its ATM program (see below).

●	During the nine months ended March 31, 2022, the holder of the Senior Convertible Note converted an aggregate conversion value of $10,652,648 into 2,514,459 shares of common stock, with a weighted average conversion price of $4.24.

The following is a summary of common stock issuances for the nine months ended March 31, 2021:

●	On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share at a price of $15.00 per Share. The offering was consummated on February 16, 2021, at which time the Company received net proceeds of $27,340,000.

●	During the nine months ended March 31, 2021, the Company issued 650,000 shares of common stock as a component of the purchase consideration for Argyll. The Company recorded the issuance of these shares at fair value in the amount of $3,802,500.

●	During the nine months ended March 31, 2021, the Company issued a total of 187,616 shares of common stock as a component of the purchase consideration for FLIP, inclusive of share consideration paid to settle a portion of the purchase consideration that was recorded as a contingent liability. The Company recorded the issuances of these shares at a total fair value of $2,217,621, which includes the initial issuance of 93,808 shares of common stock at a fair value of $411,817 on September 3, 2020, and the subsequent issuance of 93,808 shares of common stock on March 3, 2021 at a fair value of $1,805,804 in settlement of contingent purchase consideration.

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

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of common stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were 1,165,813 shares sold under the ATM during the nine months ended March 31, 2022 for gross proceeds of $4,005,267. The Company had $15,994,733 of gross proceeds remaining under the ATM at May 20, 2022.

Common Stock Warrants

On March 2, 2022, the Company closed an offering March 2022 Offering, in which it sold 15,000,000 units at $1.00 consisting of one share of common stock and one warrant exercisable at any time after issuance for one share of common stock of the Company for a total of 15,000,000 warrants at an exercise price of $1.00. There were no March 2022 Warrants exercised during the three and nine months ended March 31, 2022 and all March 2022 Warrants were outstanding as of March 31, 2022.

On July 31, 2020, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll with an exercise price of $8.00. These warrants were exercised during the year ended June 30, 2021. On June 2, 2021, the Company also issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercise price of $17.50 to the holders of the Senior Convertible Note. There were no Series A Warrants exercised during the nine months ended March 31, 2022. The Series B Warrants may not be exercised until there is a redemption of principal under the Senior Convertible Note. The Series B Warrants were not exercisable at March 31, 2022.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of common stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of common stock price at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of common stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on March 31, 2022. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at March 31, 2022.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of common stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of common stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at March 31, 2022. The Unit B Conversion Warrants have been fully exercised for shares of common stock.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2020	5,264,592	$4.28	0.86	$14,654,296
Issued	5,603,674	14.38
Exercised	(5,503,167)	4.88
Exchanged	—	—
Forfeited or cancelled	(14,541)	4.25
Outstanding, June 30, 2021	5,350,558	14.19	3.14	8,743,588
Issued	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, September 30, 2021	5,350,558	14.19	2.89	3,138,768
Issued	—	—
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, December 31, 2021	5,350,558	14.19	2.64	—
Issued	15,000,000	1.00
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, March 31, 2022	20,350,558	$4.47	4.26	$—

Common Stock Options

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of common stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At March 31, 2022, there was a maximum of 1,967,936 shares of common stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of March 31, 2022, there were 608,535 shares of common stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	474,676	$5.49
Granted	—	—
Exercised	(8,500)	—
Cancelled	—	—
Outstanding, September 30, 2021	466,176	5.41
Granted	1,120,150	6.71
Exercised	(5,500)	4.82
Cancelled	(50,675)	9.11
Outstanding, December 31, 2021	1,530,151	6.27
Granted	—	—
Exercised	—	—
Cancelled	(170,750)	6.19
Outstanding, March 31, 2022	1,359,401	$6.28

As of March 31, 2022, the weighted average remaining life of the options outstanding was 4.34 years. There are 860,451 options exercisable at March 31, 2022, with a weighted average exercise price of $6.03.

Stock Based Compensation

During the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $1,346,502 and $743,527, respectively and during the nine months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $3,958,275 and $3,055,118, respectively, for the amortization of stock options and the issuance of common stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

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

As of March 31, 2022, unamortized stock compensation for stock options was $2,636,626 with a weighted-average recognition period of 0.50 years. The options granted during the nine months ended March 31, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine months ended March 31, 2022
Expected term, in years	2.81
Expected volatility	150.82%
Risk-free interest rate	0.45%
Dividend yield	—
Grant date fair value	$5.33

Note 17 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 3)	$3,732,976	$—	$—	$3,732,976
Liability for the March 2022 Warrants (Note 12)	$4,050,000	$4,050,000	$—	$—
Liability for the Series A and Series B Warrants (Note 12)	$361,580	$—	$—	$361,580
Derivative liability on Senior Convertible Note (Note 12)	$20,573,051	$—	$—	$20,573,051

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Liability for the Series A and Series B Warrants (Note 12)	$23,500,000	$—	$—	$23,500,000

A summary of the changes in Level 3 financial instruments for the three and nine months ended March 31, 2022 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2021	$23,500,000	$—	$—
Fair value of contingent consideration for Bethard at acquisition (Note 3)	—	6,700,000	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(11,808,600)	—	—
Balance at September 30, 2021	11,691,400	6,700,000	—
Payments of Bethard contingent consideration	—	(850,520)	—
Change in fair value of Bethard contingent consideration liability (Note 3)	—	(1,851,446)	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(8,651,922)	—	—
Balance at December 31, 2021	3,039,478	3,998,034	—
Payments of Bethard contingent consideration	—	(165,811)	—
Change in fair value of Bethard contingent consideration liability (Note 3)	—	(99,247)	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(2,677,898)	—	—
Change in the fair value of the derivative liability on Senior Convertible Note (Note 12)	—	—	20,573,051
Balance at March 31, 2022	$361,580	$3,732,976	$20,573,051

The Series A and Series B Warrants outstanding at March 31, 2022 were valued using a Monte Carlo valuation model with the following assumptions:

	March 31, 2022	June 30, 2021
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	123% – 141%	120% – 140%
Risk-free interest rate	1.74% – 2.45%	0.24% – 0.65%
Dividend yield	—	—
Conversion / exercise price	$17.50	$17.50

The value of the March 2022 Warrants issuance at March 2, 2022 were valued using a Monte Carlo valuation model with the following assumptions:

March 2, 2022
Contractual term, in years	5.00
Expected volatility	139%
Risk-free interest rate	1.74%
Dividend yield	—
Conversion / exercise price	$1.00

On issuance, the March 2022 Warrants were classified as a Level 3 instrument and were subsequently transferred out of Level 3 and classified as a Level 1, as subsequent valuations were based upon the market price of the warrants. At March 31, 2022 the March 2022 Warrants were valued using the market price.

The value of the derivative liability on Senior Convertible Note at March 31, 2022 were valued using a Nonperformance risk adjusted Monte Carlo valuation model with the following assumptions:

March 31, 2022
Contractual term, in years	1.17
Expected volatility	133.5%
Asset volatility	80.68%
Risk-free interest rate	1.73%
Dividend yield	—
Conversion / exercise price	$2.1832

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in a significantly changes to the fair value measurement. The cash liability calculated under the terms of the New Note of approximately $80,000,000 is materially higher than the fair value of the derivative liability of $20,573,051 calculated at March 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note.  However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

The following is information relative to the Company’s derivative instruments in the condensed consolidated balance sheet as of March 31, 2022:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	June 30, 2021
Derivative liability on Senior Convertible Note (Note 12)	Derivative liability	$20,573,051	$-

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended March 31,		Nine months ended March 31,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2022	2021	2022	2021
Derivative liability on Senior Convertible Note (Note 12)	Change in fair value of derivative liability on Senior Convertible Note	$(20,573,051)	$-	$(22,055,672)	$-

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

Assets Measured on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment. The Company’s estimates of fair value required it to use significant unobservable inputs, representative of Level 3 fair value measurements, including numerous assumptions with respect to future circumstances that might directly impact each of the relevant asset groups’ operations in the future and are therefore uncertain. The carrying value of the assets after any impairment approximates fair value.

The Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the fair value of goodwill, using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. During the three and nine months ended March 31, 2022, the Company wrote down certain long-lived assets other than goodwill related to the same reporting unit to fair value. The Company estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach and used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of our goodwill impairment test.

During the three and nine months ended March 31, 2022, the Company recognized asset impairment charges to the goodwill and long-lived assets of the EGL, GGC and Helix reporting units (See Notes 6, 7 and 11).

Note 18 – Income Taxes

The Company’s provision for income taxes for the three and nine months ended March 31, 2022 and 2021 is as follows:

	Three months ended		Nine months ended
	March 31		March 31
	2022	2021	2022	2021
Income tax benefit (expense)	$(431)	$—	$5,503,430	$—

Management’s expected annualized effective tax rate would be 0%, except for the discrete item below, for both the three and nine months ended March 31, 2022 and 2021. The difference between the Company’s effective tax rates and the U.S. statutory tax rate of 21% was due to a valuation allowance related to the Company’s deferred tax assets.

For the nine months ended March 31, 2022, the Company recorded a discrete income tax benefit of $5,503,430, which is mostly attributable to a nonrecurring partial release of the Company’s U.S. valuation allowance as a result of purchase price accounting. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 19 – Subsequent Events

Over-Allotment option

On April 1, 2022 the underwriters of the March 2022 Offering exercised the Over-Allotment option of 2,250,000 warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $20,925.

Failure to Satisfy Nasdaq Continued Listing Rule or Standard

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until October 8, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

Nasdaq’s written notice has no effect on the listing or trading of the Company’s common stock at this time, and the Company is currently evaluating its alternatives to resolve this listing deficiency.

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

Overview

Esports is the competitive playing of video games by amateur and professional teams as a spectator sport. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of March 31, 2021, the three most popular esports Strike: Global games were Dota 2, League of Legends (each multiplayer online battle arena games) and Counter Offensive (a first-person shooter game). Other popular games include Fortnite, StarCraft II, Call of Duty¸ Overwatch, Hearthstone and Apex Legends. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

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

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. We were granted our transactional waiver by the New Jersey Division of Gaming Enforcement (‘‘DGE’’) on January 21, 2022.

We also currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden) and are in the process of acquiring one in New Jersey. Our acquisitions of Argyll Entertainment, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games:

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of 1) in-person experiences (at Helix Game Centers), 2) online tournaments (through our EGL tournament platform), and 3) player-vs-player wagering (through our proprietary wagering product). In order to provide exposure to our platforms, we have signed numerous exclusive marketing relationships with professional sports organizations across the NFL, NBA, NHL and MLS.

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

Impact of COVID-19

The novel coronavirus (“COVID-19”) emerged in December 2019 and has since adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets. The ongoing impacts of the COVID-19 pandemic has introduced material uncertainty and risk with respect to the Company and its performance, especially as it relates to in-person attendance at events and game centers.

The Company has previously indicated that a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. During the three months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted. As such, the Company recognized an impairment of long-lived assets held by its Helix game center business and impairment of goodwill held by EGL and GGC business. See Note 6, 7 and 11 for discussion of the asset impairment charges.

The ultimate impact of the COVID-19 pandemic on other areas of the business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the continuing COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Revenue totaled $15.7 million in the three months ended March 31, 2022, an increase of $10.3 million, or 191%, from the $5.4 million recorded in the three months ended March 31, 2021. The increase is primarily attributable to the iGaming operations of Lucky Dino and Argyll that were acquired during fiscal year ended June 30, 2021 and Bethard that was acquired in July 2021 and GGC that was also acquired during the fiscal year ended June 30, 2021.

Cost of Revenue

Cost of revenue totaled $6.3 million in the three months ended March 31, 2022, an increase of $4.0 million, or 174%, from the $2.3 million recorded in the three months ended March 31, 2021. The increase is primarily attributable to the iGaming operations of Lucky Dino, Argyll and Bethard acquisitions and includes $2.7 million for additional payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.9 million for the game provider expenses and $0.4 million higher other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $7.1 million in the three months ended March 31, 2022, an increase of $4.7 million, or 196%, over the $2.4 million recorded for the three months ended March 31, 2021. The increase was primarily attributable to $3.9 million higher marketing affiliate costs related to iGaming services, $0.6 million in additional sponsorship agreements with professional sports clubs and our service partners and $0.2 million higher other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense totaled $14.3 million for the three months ended March 31, 2022, an increase of $8.0 million, or 127%, over the $6.3 million recorded for the three months ended March 31, 2021. The increase was primarily attributable to increases of $4.5 million in payroll costs, 2.6 million depreciation and amortization, $2.0 million related to other general and administrative cost including incremental costs for information technology related disbursements, and $0.3 million in professional fees, including accounting and legal expenses. This was offset by $1.4 million less transaction costs than the corresponding prior period.

Impairment

The Company experienced a sustained reduction of its share price during the second half of the three months ended March 31, 2022. The Company’s market capitalization implied an enterprise value which was significantly less than the sum of the estimated fair values of our reporting units, and as previously indicated, that with COVID-19 continuing and a significant or prolonged decrease in consumer spending on entertainment or leisure activities having an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, we determined that an indicator of a goodwill impairment was present as of March 31, 2022. During the three months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits in EGL and GGC. Therefore, the Company recognized $38.6 million of asset impairment charges of long-lived assets, including $23.1 million of goodwill and $15.5 million of long-lived assets in the EGL, GGC and Helix reporting units, for the three months ended March 31, 2022. There were no impairment charges for the three months ended March 31, 2021.

Other Income (expense)

Other income (expense), net changed $6.1 million from an expense of $6.8 million for the three months ended March 31, 2021 to an expense of $12.9 million for the three months ended March 31, 2022. The change from other expense to other income for the three months ended March 31, 2022 results primarily from the $20.6 million derivative liability on senior convertible note expense and $0.6 million interest expense on the New Note offset by the $8.2 million gain on the fair value of warrants in the three months ended March 31, 2022. The fair value of the Series A and Series B warrant liabilities was determined using a Monte Carlo valuation model. The Series A and Series B Warrants, fair value decreased from $3.1 million as of December 31, 2021 to $0.3 million. The 15 million warrants issued as part of the March 2022 equity offering were initially valued using a Monte Carlo Valuation Model and then subsequently using the market value of the publicly traded warrants. The March 2022 Warrants decreased $5.4 million from initial fair value of $9.5 million as of March 2, 2022 to $4.1 million as of March 31, 2022, resulting in a total gain of $8.2 million. During the three months ended March 31, 2021, the Company recorded a $5.4 million loss related to the settlement of the warrant liability recorded in connection with the acquisition of Argyll through issuance of common stock and a $1.3 million loss to settle the contingent liability established in connection with the acquisition of FLIP through the issuance of common stock in the three months ended March 31, 2021.

Comparison of the nine months ended March 31, 2022 and 2021

Revenue

Revenue totaled $46.6 million in the nine months ended March 31, 2022, an increase of $38.6 million, or 483%, from the $8.0 million recorded in the nine months ended March 31, 2021. The increase is primarily attributable to the iGaming operations of Lucky Dino and Argyll that were acquired during the fiscal year ended June 30, 2021 and Bethard that was acquired in July 2021 and GGC that was also acquired during the fiscal year ended June 30, 2021.

Cost of Revenue

Cost of revenue totaled $19.2 million in the nine months ended March 31, 2022, an increase of $15.0 million, or 357%, from the $4.2 million recorded in the nine months ended March 31, 2021. The increase is primarily attributable to the iGaming operations of Lucky Dino, Argyll and Bethard acquisitions and includes $9.6 million for additional payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $4.1 million additional for the game provider expenses and $1.3 million higher other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $21.3 million in the nine months ended March 31, 2022, an increase of $16.4 million, or 335%, over the $4.9 million recorded for the nine months ended March 31, 2021. The increase was primarily attributable to $12.0 million higher marketing affiliate costs related to iGaming services, $3.0 million in additional expense for sponsorship agreements with professional sports clubs and our service partners and $1.4 million higher other advertising and promotion expenses including event promotion.

General and Administrative

General and administrative expense totaled $38.7 million for the nine months ended March 31, 2022, an increase of $24.6 million, or 174%, over the $14.1 million recorded for the nine months ended March 31, 2021. The increase was primarily attributable to increases of $12.0 million in payroll costs, $8.4 million depreciation and amortization, $4.6 million related to other general and administrative cost including incremental costs for information technology related disbursements, and $0.8 million in professional fees, including accounting and legal expenses. This was offset by $1.2 million less transaction costs than the prior period.

Impairment

The Company experienced a sustained reduction of its share price during the second half of the three months ended March 31, 2022. The Company’s market capitalization implied an enterprise value which was significantly less than the sum of the estimated fair values of our reporting units, and as previously indicated, that with COVID-19 continuing and a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, we determined that an indicator of a goodwill impairment was present as of March 31, 2022. During the three months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits in EGL and GGC. Therefore, the Company recognized $38.6 million of asset impairment charges of long-lived assets, including $23.1 million of goodwill and $15.5 million of long-lived assets in the EGL, GGC and Helix reporting units, for the nine months ended March 31, 2022. There were no impairment charges for the nine months ended March 31, 2021.

Other Income (expense)

Other income (expense), net changed $26.4 million from an expense of $6.3 million for the nine months ended March 31, 2021 to an expense of $32.7 million for the nine months ended March 31, 2022. The other expense for the nine months ended March 31, 2022 results primarily from the $22.1 million derivative liability on senior convertible note expense, $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount, $6.0 million loss on the conversion of the Senior Convertible Note, driven by the conversion of a principal provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $5.4 million in interest expense. These expenses were offset by other income primarily made up of $2.0 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction and $28.6 million from the reduction in fair value of the warrant liability. Consistent with the valuation methods discussed above, the Series A and Series B Warrants, fair value decreased from $23.5 million as of June 30, 2021 to $0.3 million and the March 2022 Warrants decreased from initial fair value of $9.5 million as of March 2, 2022 to $4.1 million as of March 31, 2022, resulting in a total gain of $28.6 million. During the nine months ended March 31, 2021, the majority of the expense was from the $4.7 million loss related to the settlement of the warrant liability recorded in connection with the acquisition of Argyll through issuance of common stock and the $1.3 million loss to settle the contingent liability established in connection with the acquisition of FLIP through the issuance of common stock.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note” or “New Note”). The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. On February 28, 2022 the Company exchanged the existing Senior Convertible Note (the “Old Senior Convertible Note”) with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the carrying value of $29.1 million, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35.0 million. The New Note is classified as a current liability on the unaudited condensed consolidated balance sheet as it may be redeemed by the holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $20,573,051 in current liabilities on the unaudited condensed consolidated balance sheet million that may be due to the holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the New Note of approximately $80,000,000 is materially higher than the fair value of the derivative liability of $20,573,051 calculated at March 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note.  However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

The evaluation of going concern under the accounting guidance requires significant judgment. In addition to compliance with debt covenants, the Company has considered it has historically incurred losses and negative cash flows in recent years as it has prepared to grow its esports business through acquisition and new venture opportunities. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15.0 million units at $1.00 consisting of one share of common stock and one warrant for a total of 15.0 million warrants with an exercise price of $1.00 (the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13.6 million. As of March 31, 2022, the Company had $9.4 million of available cash on-hand and net current liabilities of $59.2 million. The amount of available cash on hand on May 20, 2022, one business day preceding this filing, was $5.6 million.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund Its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions was determined to raise substantial doubt regarding our ability to continue as a going concern for a period of at least one year from the date of issuance of these unaudited condensed consolidated financial statements.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the potential proceeds from the exercise of the 15.0 million March 2022 Warrants exercisable at $1.00, outstanding at March 31, 2022, (ii) the ability to access capital using the at-the-money (“ATM”) equity offering program available to the Company whereby the Company can sell shares to raise gross proceeds up to $20 million (the Company has sold an aggregate of 1.2 million shares through the ATM through May 20, 2022, one business day preceding this filing, for gross proceeds of $4.0 million and had $16.0 million of gross proceeds remaining under the ATM at May 20, 2022), (iii) the ability to sell shares of common stock of the Company through a shelf registration statement on Form S-3 (File No. 333-252370) declared effective by the Securities and Exchange Commission (SEC) on February 5, 2021, and (iv) the ability to raise additional financing from other sources. The Company is also in discussions with the Holder of the Senior Convertible Note to restructure the payment terms and debt covenants. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

The Company’s sources and (uses) of cash for the nine months ended March 31, 2022 and 2021 are as follows:

	2022	2021
Cash used in operating activities	$14,100,783	$11,102,910
Cash used in investing activities	$20,189,188	$32,963,130
Cash provided by financing activities	$23,681,839	$52,777,325

At March 31, 2022, we had total current assets of $17.1 million and total current liabilities of $76.3 million. Net cash used in operating activities for the nine months ended March 31, 2022 was $14.1 million, which includes a net loss of $98.5 million, offset by net non-cash adjustments of $76.4 million.

Net cash used in investing activities for the nine months ended March 31, 2022 totaled $20.2 million principally related to the Bethard acquisition.

Net cash provided by financing activities for the nine months ended March 31, 2022 totaled 23.7 million that related to proceeds from the issuance of 15 million shares of common stock as part of the March 2022 Offering, the issuance of the 10% Series A cumulative redeemable convertible preferred stock and issuance of common stock under the ATM offset by the contingent consideration of Bethard and repayments of notes payable and finance lease.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and nine months ended March 31, 2022) the ongoing and potential impacts of the COVID-19 pandemic and related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than the adoption of ASU No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment discussed in Note 2, there have been no material changes or updates to our critical accounting policies and estimates during the three and nine months ended March 31, 2022 as compared to the critical accounting policies and estimates disclosed in our June 30, 2021 10-K.

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

Previously identified material weakness

During fiscal 2021, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively at a reasonable assurance level. The material weaknesses identified during management’s assessment included insufficient period-end financial reporting controls as it relates to segregation of duties, reviews of completed or nonrecurring transactions, and procedures for preparing the financial statements and disclosures, and insufficient controls as it relates to information technology and evaluation of operating effectiveness of information technology controls.

During fiscal 2022, and the nine months ended March 31, 2022, we continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, the hiring of additional experienced accounting, audit and compliance personnel, and engaging with third party experts to strengthen the implementation of additional disclosure controls and procedures, including those designed to strengthen our segregation of duties and review processes related to accounting and financial statement presentation and disclosures. While we believe that these efforts have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of disclosure internal controls over a sustained period of financial reporting cycles.

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

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

The Company has not maintained compliance with certain financial covenants and is currently in default under the terms of the New Note. This could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.

We have breached certain covenants under the New Note and are currently in default under its terms. Specifically, we failed to maintain compliance with certain financial covenants relating to available cash, our ratio of debt to market capitalization and minimum cash flow. In addition, the Company has not remitted payment to the Holder of the New Note in an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal. Furthermore, the New Note includes a provision that should both (i) the Company be in breach of its debt covenants and (ii) the price of the Company’s common stock trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. As of March 31, 2022, the Company was in breach of its debt covenants and the price per share of its common stock had declined below the Conversion Floor Price. The Company estimates that it would be required to issue, subject to shareholder approval per Nasdaq rules up to 16,031,513 shares of common stock under the Alternate Conversion provisions of the New Note if the Holder elects the Alternate Conversion option. We have not been notified by the holder that it elected to convert the New Note at the Alternate Conversion option due to these breaches, nor has the Holder waived such breaches and any resulting defaults. The cash liability calculated under the terms of the New Note of approximately $80,000,000 is materially higher than the fair value of the derivative liability of $20,573,051 calculated at March 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we issued 50,000 shares of common stock as compensation for services provided.

Item 3. Defaults Upon Senior Securities

The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. See Note 2 and Note 12 of the unaudited condensed consolidated financial statements for additional information.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement between and among the Company and Maxim Group LLC and Joseph Gunnar & Co., LLC, as representative, dated February 27, 2022 (incorporated herein by reference to Exhibit 1.1 on that Form 8-K current report filed with the SEC on March 2, 2022).
4.1*	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated March 2, 2022 (incorporated herein by reference to Exhibit 4.1 on that Form 8-K current report filed with the SEC on March 2, 2022).
10.1	Master Services Agreement
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: May 23, 2022	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Damian Mathews
Damian Mathews Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

