Form 10-K
period 2022-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2022-10-13
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Securities registered pursuant to Section 12(b) of the Act

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $71,320,452 based on the closing price reported for such date on the Nasdaq Capital Markets. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 12, 2022, there were 70,922,944 shares of Common Stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “potential,” “project,” “should,” “would,” “predict,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements. These statements relate to future events or our financial performance and involve known and unknown risks, uncertainties, and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, unless required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, including in Part I, Item 1A, “Risk Factors,” which attempts to advise investors and other interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. You should carefully consider these risks before you make an investment decision with respect to our stock.

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix owned and operated esports centers that were disposed of on June 10, 2022, as the Company exited the physical sites. From the Helix acquisition, the Company retained its core esports programming and gaming infrastructure and remains focused on its core esports offerings with the EEG Labs (“EEG Labs”) analytics platform, and the yet to be released proprietary player-versus-player wagering platform Betground (formerly known as LANDuel). On July 13, 2021, the Company completed its acquisition of Bethard Group Limited the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s business-to-consumer operations provides sportsbook, casino, live casino and fantasy sport betting services.

Business Overview

Esports is a skill-based, competitive, and organized form of video gaming by professional players, playing individually or as teams. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com. Through the Company’s yet to be released Betground wagering platform Betground, players and fans alike may engage in peer-to-peer skill-based betting, where gamers can bet on their ability to beat other gamers in a betting exchange environment and where fan/spectators have the ability to bet on their favorite gamers to win real cash and prizes.

EEG is an esports-focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We operate the business in two verticals, EEG iGaming and EEG Games.

Recent Developments:

September 2022 Financing

On September 15, 2022, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Joseph Gunnar & Co., LLC, as representative of the several underwriters identified therein (collectively, the “Underwriters”), relating to a firm commitment public offering of (a) 30,000,000 shares of the Company’s Common Stock and (b) Warrants (“September 2022 Warrants”) to purchase up to 30,000,000 shares of Common Stock, at an exercise price of $0.25 per share, at an aggregate price of $0.25 per share and accompanying Warrant (the “September 2022 Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option an option to purchase up to an additional 4,500,000 of Common Stock (the “September 2022 Overallotment Common Stock”) and/or Warrants (the “September 2022 Overallotment Warrants”) (collectively, the “September 2022 Overallotment”). The closing of the offering took place on September 19, 2022.

The gross proceeds received from the sale of the shares of the Common Stock and September 2022 Warrants in the September 2022 Offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and before any overallotment, was $7,500,000.

The underwriters exercised their option for 3,600,000 September Overallotment Warrants, at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant. Total proceeds from the September 2022 Overallotment Warrants was $36,000.

The Company remitted to the Holder of the Senior Convertible Note an amount of $2,265,928 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis.

The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder of the Senior Convertible Note was $4,080,990.

The shares of Common Stock and the September 2022 Warrants, including the 2022 Overallotment Warrants, sold by the Company have been registered pursuant to a registration statement on Form S-3 (File No. 333-252370), which the SEC declared effective on February 5, 2021. A final prospectus supplement and accompanying base prospectus relating to the offering were filed with the SEC on September 19, 2022.

The Company does not intend to list the September 2022 Warrants, including the 2022 Overallotment Warrants, sold in the offering on any securities exchange or other trading market.

On September 19, 2022, prior to the closing of the offering, the Company entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Vstock Transfer, LLC (“Vstock”), to serve as the Company’s warrant agent for the September 2022 Warrants, including September 2022 Overallotment Warrants. Upon the closing of the offering. The September 2022 Warrants, including September 2022 Overallotment Warrants are exercisable upon issuance and expire five years from the date they first became exercisable.

Sale of Helix Assets

On June 10, 2022, the Company entered into and consummated the transaction contemplated by that certain asset purchase agreement by and between the Company and SCV CAPITAL, LLC (the “Buyer”) pursuant to which the Buyer agreed to acquire from the Company the Helix assets related to the Company’s ownership and operation of esports game centers in Foxboro, MA and North Bergen, NJ, herein referred to as the “Helix Game Centers”. The total purchase price for the Helix Game Centers was approximately $1,200,000, with the purchase price being primarily attributable to the Buyer’s assumption of certain liabilities related to the Helix Game Centers, including leases and sponsorship liabilities. Our gain on sale of $1,069,262 was driven by the amounts of liabilities assumed by the Buyer.

Potential Sale of Spanish iGaming Operations

On June 15, 2022, the Company signed a non-binding letter of intent to sell its Spanish iGaming operations, including its Spanish iGaming license, as part of its strategy to focus on its core brand assets.

Regulatory Developments

United Kingdom

Since the acquisition of the Argyll iGaming business on July 31, 2020, the Company has been responding to periodic requests for information from the UK Gambling Commission (“UKGC”) in relation to information required to maintain its UK license following the change of corporate control. The Company continues to operate in the UK market and there have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company has reduced its spending on marketing and has been focused on retaining existing customers and reactivating past customers. We believe these efforts will have a positive effect on our results of operations.

Netherlands

On October 1, 2021, a new licensing regime was implemented in the Netherlands for online gaming operators. This resulted in the Company discontinuing its iGaming operations in this market in the fiscal quarter ended December 31, 2021 (Q2 of fiscal year 2022). The sole period in which the Company had revenues from its iGaming operations in the Netherlands was in the fiscal quarter ended September 30, 2021 (Q1 of fiscal year 2022). As a result of these regulatory developments in the Netherlands, net revenues for our Bethard Business (as define below) declined from approximately $5.7 million for the three months ended September 30, 2021 to approximately $3.5 million for the three months ended December 31, 2021. Net revenues for our Bethard business represented approximately 35% and 24% of our total net revenues for, respectively, the three months ended September 30, 2021 and three months ended December 31, 2021. The Company may re-enter the Dutch market in the second half of fiscal year 2023.

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company received a communication from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish iGaming operations. The Company responded to the communication in Q3 of fiscal year 2022 and changed its business operations in Finland as of the fiscal quarter ended June 30, 2022 as part of its response.

Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also expected to come into effect in the calendar year starting January 1, 2023. The Company believes that the changes that it has made to its business operations in Finland will allow it to avoid being adversely affected by the Finnish regulator’s new powers.

While there have been no adverse judgments imposed by the Finnish regulator against the Company, as a result of these Finnish regulatory developments, we estimate that net revenues for our Lucky Dino business have declined from approximately $6.5 million for the three months ended March 31, 2022 to approximately $4.2 million for the three months ended June 30, 2022. Net revenues for our Lucky Dino business represented approximately 42% of our consolidated net revenues for the three months ended March 31, 2022.

Operations in Finland run under the Malta Gaming Authority (“MGA”) license on the Lucky Dino in-house built iDefix casino-platform. The Company continues to launch new brands and offer new products on its various sites tailoring the experience towards each of its markets including new markets in Central America and South America. We believe revenues will be generated by these new brands and new products.

Compliance with Nasdaq Listing Requirements

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq Stock Market LLC (the “Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s Common Stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until October 10, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s Common Stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of October 13, 2022, the Company did not regain compliance with the $1.00 bid price requirement.

On June 7, 2022, the Company received an additional written notice from Nasdaq indicating that, for the last 30 consecutive business days, the market value of our listed securities (the “MVLS”) has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until December 5, 2022, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending December 5, 2022. As of October 13, 2022, we have not yet regained compliance with the $35 million MVLS requirement.

On October 11, 2022 the Company received a letter from Nasdaq that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended at the opening of business on October 20, 2022, if we have not requested an appeal. The Company is eligible to request an appeal of the delisting determination. Under Nasdaq rules, while any appeal is pending, the suspension of trading of the Company’s Common Stock, warrants and 10% Series A cumulative redeemable convertible preferred stock will be stayed and will continue to trade on Nasdaq until the Nasdaq hearing panel makes a determination after the hearing.

March 2022 Offering

On March 2, 2022, the Company closed an offering (the “March 2022 Offering”) in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 warrants with an exercise price of $1.00 (the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13,605,000. Under the terms of the related underwriting agreement, there was also an overallotment option to purchase up to 2,250,000 shares of Common Stock and/or March 2022 Warrant (such overallotment March 2022 Warrants, the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering. On April 1, 2022 the underwriters of the March 2022 Offering exercised the Over-Allotment option and purchased 2,250,000 April 2022 Overallotment Warrants at a price of $0.01 per warrant. The Company received net proceeds of $20,925. The March 2022 Warrants, including the April 2022 Overallotment, trade on the Nasdaq Capital Market under the symbol GMBLZ.

Senior Convertible Note

On June 2, 2021, the Company issued a senior convertible note (the “Old Senior Convertible Note”) before it was exchanged for a new senior convertible note (the “Senior Convertible Note” or “New Note”) on February 22, 2022. The Old Senior Convertible Note was issued to the lender (the “Holder”) in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Old Senior Convertible Note would have matured on June 2, 2023, at which time the Company would have been required to repay the original principal balance and a minimum return (“Premium on Principal”) equal to 6% of any outstanding principal. The aggregate principal of the Old Senior Convertible Note repayable at maturity was $37,100,000.

On February 22, 2022, the Company agreed to enter into an exchange agreement (the “Exchange Agreement”) with the Holder whereby the Old Senior Convertible Note of the Company, with a remaining principal amount of $29,150,001, was exchanged for the New Note in the aggregate principal amount of $35,000,000.

The New Note is convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $17.50 per share.

If an Event of Default (as defined in the New Note) has occurred under the New Note, the Holder may elect to alternatively convert the New Note at the Alternate Conversion Price (as defined in the New Note). In connection with an Event of Default, the Holder may require us to redeem in cash any or all of the New Note. The redemption price will equal 100% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of our Common Stock underlying the New Note, as determined in accordance with the New Note, if greater. The Holder will not have the right to convert any portion of a New Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of our Common Stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to us of such increase. From and after the occurrence and during the continuance of any Event of Default, the Interest Rate shall automatically be increased to 12.0% per annum. The Company is currently in default and the Holder has not yet elected to alternatively convert.

In addition, unless approval of our stockholders as required by Nasdaq is obtained, the Company is prohibited from issuing any shares of Common Stock upon conversion of the New Note or otherwise pursuant to the terms of the New Note, if the issuance of such shares of Common Stock would exceed 19.99% of our outstanding shares of Common Stock or otherwise exceed the aggregate number of shares of Common Stock which the Company may issue without breaching our obligations under the rules and regulations of Nasdaq.

Under the New Note, and consistent with the Old Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company is also subject to certain financial covenants relating to available cash, our ratio of debt to market capitalization and minimum cash flow. The Company is also subject to financial covenants as it relates minimum revenues that commenced on June 30, 2022. As of the date of this Annual Report on Form 10-K, the Company was in default with regards to the debt covenants of the New Note and the Holder may request the Company to begin paying monthly cash interest at a default rate of 12%. The Holder has not elected at this time to require us to redeem any portion or the principal balance of the New Note for cash or to convert any portion or the principal balance of the New Note into shares of Common Stock.

It was previously determined that the Company was not in compliance with the Old Senior Convertible Note covenants at September 30, 2021 and subsequent reporting dates. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Old Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Old Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and 15% premium payable that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Old Senior Convertible Note had converted the full principal amount of $7,500,000 into 2,514,459 shares of Common Stock.

The Company also previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock. In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement.

During the three months ended December 31, 2021, the Company had not maintained compliance with the covenants of the Old Senior Convertible Note, having identified non-compliance with the same financial covenants previously identified at September 30, 2021. The Company obtained a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022. The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. This term sheet expired without a new debt facility being completed. Since the expiration of the waiver on March 30, 2022, the Company is not in compliance with its covenants. The Company has not remitted payment to the Holder of an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal.

The New Note agreement includes provision that should the Company be in both breach of its debt covenants and its price per common share trade below the conversion floor price of $2.1832 (the “Conversion Floor Price”), the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022, June 30, 2022 and through the date of this Annual Report on Form 10-K, both the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make-whole provision in the New Note agreement was determined to represent an obligation of the Company under the terms of the New Note.

At June 30, 2022, the Company estimates it would be required to issue up to 16,031,513 shares of Common Stock under the Alternate Conversion make-whole provision of the New Note. At June 30, 2022, the Company also estimates the fair value of the derivative liability, which gives effect to the cash amount payable to the Holder under the Alternate Conversion make-whole provisions of the New Note, to be $9,399,620. While the Company records a derivative liability at each reporting period for the amount contingently payable to the Holder under the Alternate Conversion make-whole provision, a strict application of the formula in the New Note indicates the cash liability to the Holder may be materially higher than the derivative liability. A calculation of the cash liability due to the Holder under the Alternate Conversion make-whole provision of the New Note indicated a liability of approximately $180,000,000 at June 30, 2022.

The derivative liability amount recognized by the Company for its obligation to the Holder under the Alternate Conversion make-whole provision of the New Note is subject to material fluctuation at each reporting date. The output of the Monte Carlo model that is used to estimate the fair value of the derivative liability will fluctuate based on the Company’s share price, market capitalization, estimated enterprise value, and the Company’s estimate of credit and non-performance risk.

Subsequent to year end, on September 19, 2022, as part of the September 2022 Offering (see below), the Company remitted to the Holder of the Senior Convertible Note an amount of $2,265,928 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program (“ATM”), to sell up to an aggregate of $20,000,000 of Common Stock. The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. The Company sold an aggregate of 1,165,813 shares through the ATM through September 2, 2022, for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022. At this time, the Company does not plan on entering into a new ATM agreement.

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (“Bethard” or the “Bethard Business”), from Gameday Group Plc, a limited liability company incorporated in Malta (the “Seller”). The acquisition included (i) the brand names of the Bethard Business (Bethard, Fastbet, Betive and Betzerk); (ii) domains relating to the brands acquired; (iii) the customer databases relating to the acquired brands; (iv) website content, materials and code pertaining to the domains acquired; and (v) certain licensee rights under an ambassador agreement. The Company acquired licenses for operating in Sweden, Spain, Malta and Ireland.

The acquisition of Bethard expanded the iGaming operations of the Company in Europe and provided the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, which had previously received the assets of Bethard in a pre-closing restructuring by the Seller. The initial payment of purchase consideration for Bethard included cash paid at closing in an amount equal to €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), including €1,000,000 (equivalent to $1,180,463 using exchange rates in effect at the acquisition date) paid for a regulatory deposit with the Spanish Gaming Authority. The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was paid by the Company on November 16, 2021, using the proceeds raised from the issuance of the Series A Preferred Stock (see Note 15 for discussion of the 10% Series A Cumulative Redeemable Convertible Preferred Stock). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the November 16, 2021, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up to €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard Business acquired by the Company following the acquisition date.

In connection with the pre-closing restructuring, Prozone also entered into agreements with the Seller that included (i) a white label platform licensing agreement (“White Label Agreement’), (ii) a turnkey platform licensing agreement (“Turnkey Agreement”), and (iii) a services agreement whereby the Seller will provide transitional and support services to Prozone during a 24-month period following the acquisition. Pursuant to the terms of the White Label Agreement and/or the Turnkey Agreement, Prozone has agreed to operate for a minimum period of 24 months utilizing the Seller’s platform. After 24 months, Prozone shall be free to terminate the White Label Agreement and/or Turnkey Agreement (as applicable) and migrate any domains and customer databases acquired to another platform of Prozone’s choice. The Seller agreed to ensure that each of the licenses acquired by the Company and included in the acquisition of the Bethard Business will be transferred or subsequently granted to the Company, subject to such transfers being permitted under the relevant local regulations. The transfers and grants of licenses has been completed in readiness for the transition and migration.

EEG iGaming:

EEG iGaming includes the esports betting platform with full casino and sportsbook functionality and services for iGaming customers. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is an MGA iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services all Lucky Dino sites along with SportNation.com and Vie.bet. In addition, our other in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources from our acquisition of FLIP Sports Limited, a software development company (“FLIP”).

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Maltese Gaming Authority (MGA) license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, New Zealand and Latin America, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	Argyll’s flagship Sportnation.bet online sportsbook and casino brand, licensed in the UK and Ireland,
●	Lucky Dino, which is licensed by the MGA to offer 5 online casino and sportsbooks under its 7 different brands on its in-house built iDefix casino-platform, and
●	The recently acquired Bethard online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses.

We currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden). Our Argyll, Lucky Dino and Bethard operations provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey casino license, internet gaming permit and a sports wagering license. We were granted approval to operate pursuant to the transactional waiver issued by the New Jersey Division of Gaming Enforcement (‘‘DGE’’) on January 21, 2022.

As noted above in recent developments, on June 15, 2022, the Company signed a non-binding letter of intent to sell its Spanish iGaming operations, including its Spanish iGaming license, as part of its strategy to focus on its core brand assets.

EEG Games:

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through our EGL tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground our proprietary wagering product). Currently, we operate our esports EEG Games business in the United States and Europe.

We believe that as the size of the market and the number of esports enthusiasts continues to grow, so will the number of esports enthusiasts who gamble on events, which we believe would increase the demand for our platform.

Competitive Advantages/Operational Strengths

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors. Most of EEG’s current competitors, including bet365, William Hill, Betway, Penn National Gaming, Inc., Pinnacle Sports, PointsBet Holdings Limited., DraftKings Inc., Rush Street Interactive, Inc., Kindred Group plc, Flutter Entertainment plc, Betsson AB, Super Group (SGHC) Limited, 888 Holdings plc, and Entain Plc, have far greater resources than us.

However, we believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience:

EEG’s Board of Directors includes senior managers with extensive experience in online gambling, esports, information technology, compliance, regulation, accounting and finance.

EEG’s officers and management include individuals with extensive experience in online gambling, esports, information technology, marketing, business development, payment processing, compliance, regulation, accounting, finance and customer service.

Unique Positioning within Digital Gaming:

EEG was one of the first digital gaming companies with an esports-first focus and a line of esports businesses; leading the effort to broaden legislation for betting on esports competitions. We are uniquely focused on connecting to customers across a broad set of retail and digital businesses to achieve greater revenue, scale, and profitability, as well as shaping esports infrastructure to facilitate omni-channel betting.

Technology Assets:

●	EEG has acquired businesses with state-of-the-art business-to-business/business-to-consumer technologies across esports competition infrastructure, for in-person and internet-based competitions, for tournaments, esports wagering and skill-based betting.
●	EEG Labs is an established esports analytics provider for game publishers and esports leagues facilitates greater monetization of esports audiences through proprietary technology, provision of customized marketing, improvements to betting lines and greater customer retention.
●	GGC Proprietary Platform: GGC’s ggLeap cloud-based management software solution enables Gaming Centers to run games through the stat integrated client, reward gamers for playing the games they love, and allow gamers to run their own local tournaments. GGC is currently used by over 600 LAN centers and connects with over 2 million gamers monthly.
●	Lucky Dino’s online casino platform – iDefix, a modern online casino platform licensed in Malta, upon which the Lucky Dino’s online casino brands operate. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis. The technology is built on a scalable event-driven micro-services-based architecture offering advanced automation features including anti money laundering compliance and know your customer (“KYC”) handling, responsible gambling management and monitoring, fraud and bonus abuse detection, as well as gamification, customer relationship management and bonus management.
●	Argyll’s proprietary sports betting rewards and bonus efficiency technology provides an industry-leading customer loyalty program (the “Program”), driving above industry customer retention rates and player lifetime values. The Program helped earn Argyll the Innovative Start-up of the Year award and the 2018 EGR Marketing & Innovation Awards and will be able to be leveraged across all of EEG’s verticals.
●	Argyll’s technology and Lucky Dino’s full iGaming tech stack will accelerate the development of EEG’s new Vie esports-centric platform (“VIE”) and generate synergies from further digital gaming acquisitions.

Strong Brand Partnerships:

EEG has partnered, with various leading brands in pro sports, including football, hockey, basketball and soccer, with an aggregate fanbase of over 50 million, as well as with several individual social media influencers.

Growth Strategy

In the future, we intend to:

●	Expand our esports services into more of the 45 states where skill-based gambling is legal, enhance our product offering, as well as create relationships with players that will migrate into our Vie.gg real-money wagering platform.

●	Expand our esports wagering services into more jurisdictions, utilizing the MGA gaming license, which provides opportunity for access into over 180 countries, as well as the recent multi-year partnership with Bally’s Corporation, for our proprietary mobile sports betting product in New Jersey.

●	Continue with our mergers and acquisitions strategy in the iGaming and Traditional Sports Betting space, to acquire profitable operators in different jurisdictions, that will also allow for cross-pollination of services (Sportsbook, Casino and Esports).

Future Products and Services:

Online Esports Tournament Play

EEG intends to offer players from around the world, including the United States (unless prohibited in a state or international jurisdiction) the ability to enter and participate in online video game tournaments and win cash prizes, via our enhanced EGL tournament platform. Online esports tournament play consists of two or more people playing against each other in a game from their personal phones or computers, where such players do not necessarily have to be playing in real time. These events could be held over the course of a day, a week or even a month and the winner will be the one with the top score or the fastest time at the conclusion of the event. Cash-based tournaments involving games of skill are not considered gambling in most U.S. states because the generally accepted definition of gambling involves three specific things: (1) the award of a prize, (2) paid-in consideration (meaning entrants pay to compete) and (3) an outcome determined on the basis of chance. As a result, games of skill are not generally subject to the same laws and regulations as our esports event wagering service. We expect participants in our tournaments being able to enter and play against each other with prize money distributed to the last remaining competitors. We anticipate collecting a tournament entry fee for our tournaments, as well as a percentage of total winnings that are paid to users (typically 10% of the entry fees) and thus none of their money will be at risk or otherwise dependent on the outcome. We intend to offer users a wide selection of video games of skill to be played online for real money in groups, both large and small, or major tournaments. We believe using the tournament platform to penetrate the US market will allow us to grow our brand within the esports community.

International Market Expansion

EEG received a gaming service license for online betting from the MGA in April 2020, and in February 2021, established a brick-and-mortar office and commenced online gaming operations in Malta. The Bethard brand acquisition added additional Spanish and Swedish licenses, in addition to the UK and Irish licenses that the Company already operated under. In order to effectively penetrate international markets, we translated our website into several additional languages and offer customer service and technical support in the local language of key markets.

EEG’s Online Wagering Platforms

According to Zion Market Research’s, the online gambling market represents one of the fastest growing segments of the gambling industry. Zion Market Research estimated the size of the global online gambling market in 2021 was in excess of $61.5 billion and is projected to reach $114.4 billion by 2028.

iDefix, the Company’s modern online casino platform that the Lucky Dino online casino brands operate on is licensed in Malta. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis. The Argyll brands and the Bethard brands operate on SB Tech and offer online users traditional casino style games such as roulette, blackjack, or slots, as well as offering online wagering on traditional sporting events such as soccer, horse racing and football.

On the Vie.gg esports-focused wagering platform, a player can place a bet on a team participating in any number of approved tournaments, which are scheduled to be held in the upcoming weeks. The website also maintains a “how to play” section on the website which provides players with instructional videos on placing bets as well as other pieces of information that may be beneficial to an inexperienced player or a new user of our website. Additionally, the website includes a “frequently asked questions” section which provides customers with the ability to easily navigate general questions relating to the website, personal account information, payment processing and betting rules and procedures.

Marketing and Sales Initiatives

The Company has several sponsorship marketing agreements in place for its website.

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

We plan to increase our marketing efforts and awareness of our brands through our existing suite of websites, as well as future offerings by:

●	Educating sports betting consumers and gamers to bet on esports;

●	Sponsoring professional esports teams and tournaments that have a global reach;

●	Working with sports and gaming celebrities and social media influencers who have an interest in video games and esports to generate new customers and increasing our efforts in attracting esports players and other celebrities who have an interest in video games and esports;

●	Using a multichannel approach focused on acquiring and retaining customers;

●	Utilizing multiple social media platforms to promote our wagering business including, but not limited to, Facebook Twitter, Instagram, Snapchat, TikTok, Youtube, Twitch, Discord, Whatsapp, QQ, WeChat, email and SMS messages and using online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website.

Further, we intend to continue to invest in optimizing the Company’s website in an effort to become the premier esports gaming and gambling website in the industry.

Regulations Affecting our Business

The offering and operation of online real-money gambling platforms and related software and solutions is subject to extensive regulation and approval by various national, federal, state, provincial, tribal and foreign agencies (collectively, “gaming authorities”). Gambling laws are usually based on public policy declaration designed to protect the integrity of the gaming industry and its consumers, as well as to enhance economic development and tourism and to increase tax revenue. To accomplish these goals, gambling laws require EEG to obtain licenses or findings of suitability from gaming authorities for EEG, including each of our subsidiaries engaged in these activities, and certain of our directors, officers, employees and in some instances, significant shareholders (typically beneficial owners of more than 5% of a company’s outstanding equity unless waived as a passive institutional investor). The criteria used by gambling authorities to make determinations as to qualification and suitability of an applicant varies among jurisdictions, but generally require the submission of detailed personal and financial information followed by a thorough and sometimes lengthy investigation. Gaming authorities have broad discretion in determining whether an applicant qualifies for licensing or should be found suitable. Gambling authorities generally look, at a minimum, to the following criteria when determining to grant a license or finding of suitability, including (i) the financial stability, integrity and responsibility of the applicant, (ii) the quality, security and regulatory compliance of the applicant’s online real-money platform and gaming equipment and related software, as applicable, and (iii) the history and associations of the applicant. Gambling authorities may, subject to certain administrative proceeding requirements, (i) deny an application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, and (ii) fine any person licensed, registered or found suitable or approved. Notwithstanding the foregoing, some jurisdictions explicitly prohibit gaming in all or certain forms, and we will not market our gambling services in these jurisdictions. If any director, officer or employee of EEG fails to qualify for a license or is found unsuitable (including due to the failure to submit the required documentation) by a gaming authority, EEG may deem it necessary, or be required to, sever its relationship with such person, which may include terminating the employment of any such person. Gambling authorities have the right to investigate any individual or entity having a material relationship with EEG, to determine whether such individual or entity is suitable or should be licensed to do business as a business associate of ours. In addition, certain gambling authorities monitor the activities of the entities they regulate both in their respective jurisdiction and in other jurisdictions to ensure that these entities are in compliance with local standards on a worldwide basis.

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in numerous states and many more states have enabling legislation pending. We plan to explore expansion of our esports online wagering platform into other U.S. States, at the appropriate time, and seek licenses in the United States in addition to the New Jersey license

The Unlawful Internet Gambling Enforcement Act of 2006 (“UIEGA”) made it a federal offense, punishable by up to five years in prison, for a business to accept payments “in connection with the participation of another person in unlawful internet gambling.” In support of such new prohibitions, the UIGEA uses a variety of terms — some of which are ambiguous or undefined. Initially, the UIGEA broadly defines a “bet or wager” as the staking or risking by any person of something of value upon the outcome of a contest of others, a sporting event, or a game subject to chance, upon an agreement or understanding that the person or another person will receive something of value in the event of a certain outcome.

Further, a “bet or wager” specifically includes a chance on a lottery or prize awarded predominantly by chance; a “scheme” as defined in Title 28, U.S.C. § 3702 relating to government-sponsored amateur or professional sports betting and, “any instructions or information pertaining to the establishment or movement of funds by the bettor or customer in, to, or from, an account with the business of betting or wagering.” While this final prohibition incorporates the term “business of betting or wagering,” that term is not specifically defined anywhere in the UIGEA. The only reference to that term comes in § 5362(2), which states the following: the term “business of betting or wagering” does not include the activities of a financial transaction provider, or any interactive computer service or telecommunications service.

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

Therefore, the UIGEA only applies to online gambling transactions that are already prohibited by other state, federal, or tribal laws and thus, in order for the financial transaction to be prohibited by § 5363 of the UIGEA, the bet or wager must be “initiated, received, or otherwise made” in a place where such activity (the bet of wager) violates preexisting state, federal, or tribal law.

Similarly, several other laws provide federal law enforcement with the authority to enforce and prosecute gambling operations conducted in violation of underlying state gambling laws. As with UIEGA, these enforcement laws include the Illegal Gambling Business Act and the Travel Act. No violation of the UIGEA, the Illegal Gambling Business Act or the Travel Act can be found absent a violation of an underlying state law or other federal law. In addition, the Wire Act of 1961 (the “Wire Act”) provides that anyone engaged in the business of betting or wagering knowingly uses a wire communication facility for the transmission in interstate or foreign commerce of bets or wagers or information assisting in the placing of bets or wagers on any sporting event or contest, or for the transmission of a wire communication which entitles the recipient to receive money or credit as a result of bets or wagers, or for information assisting in the placing of bets or wagers, will be fined or imprisoned, or both. However, the Wire Act notes that it shall not be construed to prevent the transmission in interstate or foreign commerce of information for use in news reporting of sporting events or contests, or for the transmission of information assisting in the placing of bets or wagers on a sporting event or contest from a State or foreign country where betting on that sporting event or contest is legal into a State or foreign country in which such betting is legal. In 2018, the U.S. Department of Justice (the “DOJ”) reversed its previously-issued opinion published in 2011, which stated that interstate transmissions of wire communications that do not relate to a “sporting event or contest” fall outside the purview of the Wire Act. The DOJ’s updated opinion concluded instead that the Wire Act was not limited to wagering on sporting events or contests, and that certain of its provisions apply to non-sports-related wagering activity. In June 2019, a federal district court in New Hampshire ruled that the DOJ’s new interpretation of the Wire Act was erroneous and vacated the DOJ’s new opinion. On January 20, 2021, the First Circuit reaffirmed the district court’s decision. The DOJ did not appeal to the Supreme Court. However, while a positive result, arguably the case is binding precedent only within the First Circuit, and only applies to the specific parties in the lawsuit. Accordingly, the Wire Act could still impact our ability to engage in online internet gaming in the future. See ‘Recent Developments’ section above for a discussion of specific regulation items in relevant jurisdictions.

Intellectual Property

Within the European Union, Argyll owns a registered trademark for its SportNation brand, and Esports Entertainment Malta owns several trademarks for its Lucky Dino, Kalevala, Casinojefe and Fiksukasino brands. Bethard controlled brands include Bethard, Fastbet, Betive and Betzerk.

GGC, LLC also owns the ggCircuit trademark.

Esports Entertainment Group owns the trademarks for its VIE brand and has applied for the trademark for its EGL brand, which is currently pending approval by the intellectual property office.

The Company owns the underlying IP rights for the iDefix and Phoenix platforms.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties that you should be aware of in evaluating our business. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations. The risk factors described below should be read together with the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. You should not interpret our disclosure of any risks in this Annual Report as implying that such risks have not already materialized.

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	We have not continued to satisfy the continued listing requirements of the Nasdaq Capital Market, and failure to regain compliance with the listing standards by could result in the suspension or delisting of our common stock, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.
●	If our common stock is delisted from Nasdaq and is traded over-the-counter
●	If we implement a reverse stock split, the liquidity of our common stock may be adversely effected.
●	Competition within the global interactive entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.
●	Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.
●	Since we have a limited operating history and have a limited history of revenue producing operations, it is difficult for potential investors to evaluate our business.
●	We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.
●	Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
●	We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
●	We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
●	We are vulnerable to additional or increased taxes and fees.
●	Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, including within the United States, and legalization may not occur in as many states or countries as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
●	Our business is subject to online security risk, including security breaches, denial of service or ransomware attacks, and loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.
●	Risks related to our reliance on third party technology, platforms and software (“third-party software”), and any failures, errors, defects or disruptions in such third-party software could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects.
●	The success, including win or hold rates, of existing or future online betting and casino gaming products depends on a variety of factors and is not completely controlled by us.
●	Future cash flows fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

●	If we do not comply with our obligations pursuant to our New Note, the noteholder could require us to redeem in cash any or all of the New Note which would have a material adverse effect on our business and financial condition.
●	Failure to attract, retain and motivate key employees may adversely affect the Company’s ability to compete and the loss of the services of key personnel could have a material adverse effect on the business.
●	Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Failure to remediate our material weaknesses or maintain adequate financial, information technology and management processes and controls could lead to errors in our financial reporting, which could adversely affect our business.
●	Litigation costs and the outcome of litigation could have a material adverse effect on the Company’s business.
●	While we work to integrate the iGaming businesses and operations together and leverage with the esports business and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.
●	The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.
●	The Company is subject to foreign exchange and currency risks that could adversely affect its operations, and the Company’s ability to mitigate its foreign exchange risk through hedging transactions may be limited.
●	The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.
●	The gaming industry is heavily regulated and failure by the Company to comply with applicable requirements could be disruptive to its business and could adversely affect its operations.
●	The Company is subject to regulation affecting internet gaming which varies from one jurisdiction to another and future legislative and court proceedings pertaining to internet gaming may have a material impact on the operations and financial results of EEG.
●	Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for the Company’s products and services.
●	Legislative and regulatory changes could negatively affect our business and the business of our customers.
●	Compromises of the Company’s systems or unauthorized access to confidential information or EEG’s customers’ personal information could materially harm EEG’s reputation and business.
●	Systems, network or telecommunications failures or cyber-attacks may disrupt the Company’s business and have an adverse effect on EEG’s results of operations
●	Malfunctions of third-party communications infrastructure, hardware and software expose the Company to a variety of risks that it cannot control.
●	The trading price of our Common Stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
●	Efforts to remediate our material weaknesses and comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our Common Stock.
●	We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our Common Stock less attractive to investors.

The summary risk factors described above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report, including our consolidated financial statements and the related notes, as well as in other documents that we file with the SEC. If any such risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full below are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

We have not continued to satisfy the continued listing requirements of the Nasdaq Capital Market, and failure to regain compliance with the listing standards by could result in the suspension or delisting of our common stock, which could, among other things, limit demand for our common stock, substantially impair our ability to raise additional capital and have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

Our common stock is listed on the Nasdaq Capital Market. To maintain our listing we are required to satisfy continued listing requirements, including the requirements commonly referred to as the minimum bid price rule and with either the stockholders’ equity rule or the market value of listed securities rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share, and the stockholders’ equity rule requires that our stockholders’ equity be at least $2.5 million, or, alternatively, that the market value of our listed securities be at least $35 million or that we have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years. We currently do not meet these criteria. There can be no assurance we will continue to satisfy applicable continued listing requirements.

The suspension or delisting of our common stock, or the commencement of delisting proceedings, for whatever reason could, among other things, substantially impair our ability to raise additional capital; result in the loss of interest from institutional investors, the loss of confidence in our company by investors and employees, and in fewer financing, strategic and business development opportunities; and result in potential breaches of agreements under which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

On April 11, 2022, we received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the date of such notice, or until October 10, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. As of October 13, 2022, we had not regained compliance with the $1.00 bid price requirement. There can be no assurance that we will regain compliance with this requirement.

On June 7, 2022, we received an additional written notice from Nasdaq indicating that, for the last 30 consecutive business days, the market value of our listed securities (the “MVLS”) has been below the minimum requirement of $35 million for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2).

In accordance with Nasdaq listing rule 5810(c)(3)(C), the Company has 180 calendar days, or until December 5, 2022, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of 10 consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days) during the compliance period ending December 5, 2022. As of October 13, 2022, we had not yet regained compliance with the $35 million MVLS requirement. There can be no assurance that we will regain compliance with this requirement.

On October 11, 2022 the Company received a letter from Nasdaq that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended at the opening of business on October 20, 2022, if we have not requested an appeal. The Company is eligible to request an appeal of the delisting determination. Under Nasdaq rules, while any appeal is pending, the suspension of trading of the Company’s Common Stock, warrants and 10% Series A cumulative redeemable convertible preferred stock will be stayed and will continue to trade on Nasdaq until the Nasdaq hearing panel makes a determination after the hearing.

If our common stock is delisted from Nasdaq and is traded over-the-counter

In addition to the foregoing, if our Common Stock is delisted from the Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our Common Stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our Common Stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our Common Stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock occurs, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our Common Stock and may affect the ability of investors to sell their shares, until our Common Stock is no longer a penny stock.

If we implement a reverse stock split, the liquidity of our common stock may be adversely effected.

Under Nevada law, our board of directors may take action to effect a reverse split of our Common Stock and a corresponding decrease to our authorized capital stock, without stockholder approval pursuant to Nevada Revised Statutes 78.207 if required to comply with the minimum bid price rule and if deemed to be in the interests of the Company. However, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Common Stock may be affected adversely by any reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following the reverse stock split, especially if the market price of our Common Stock does not increase as a result of the reverse stock split. Following any reverse stock split, the resulting market price of our Common Stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.

Competition within the global interactive entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with the products of the Company. As some of our competitors have financial resources that are greater than EEG, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than the Company, which could impact the Company’s ability to win new marketing contracts and renew our existing ones. Furthermore, new competitors may enter the Company’s key market areas. If the Company is unable to obtain significant market presence or if it loses market share to its competitors, the Company’s results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. The Company’s success depends on its ability to develop new products and enhance existing products at prices and on terms that are attractive to its customers.

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

The industries in which we operate are characterized by intense competition. We compete against other providers of retail or online sports betting and online or bricks-and-mortar casino, as well as against providers of online and mobile entertainment and leisure products more generally. Other companies that provide these products and services are often well-established and financed, and other companies may introduce competitive products or services. Our competitors may spend more money and time on developing and testing products and services, undertake more extensive or far-reaching marketing campaigns, adopt more aggressive pricing, bonusing or promotions or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. New competitors, whether licensed or not, may enter the sports betting or gaming industries. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular, our business, financial condition, results of operations and prospects could be adversely affected. Competitive pressures may also adversely affect our margins. We operate in the global gaming and entertainment industry with our online casino and online sports betting and other gaming offerings. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies and digital streaming and on-demand services (which continue to gain popularity), social media, sporting events and in-person casinos, are more well-established, and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for our customers’ discretionary time and income. If we are unable to sustain sufficient interest in our online and retail product and service offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected. Our ability to growth our revenue in the future will depend, in large part, upon our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and online sports betting more generally. Growth in the online casino, sports betting and gaming industries and the level of demand for and market acceptance of our offerings will be subject to a high degree of uncertainty. We cannot provide assurance that customer adoption of our offerings will continue at their current levels or increase in the future, or that the Company will achieve growth consistent with the industry.

Our projections, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.

We operate in rapidly changing and competitive industries, and our projections are subject to risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states and countries as well as anticipated tax rates in such states and countries, all of which are uncertain. Furthermore, if we invest in new product development or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial up-front costs of developing and marketing those products and distribution channels, or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, our business may be affected by reduced consumer spending from time to time as a result of factors that may be difficult to predict. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to mitigate any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react, and our stock price could be materially impacted.

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

The Company has previously indicated that a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. During the year ended June 30, 2022, the Company determined that in-person attendance at its Helix and customer game centers was not expected to attain levels previously forecasted for such period. Additionally, projections for the Argyll business included continued losses into fiscal 2023 due to high levels of competition in the UK market and high regulatory burdens placed on the iGaming businesses in the UK market. Further, the levels of investment by the Company that are necessary to achieve the previous revenue and EBITDA projections impacted a number of the Company’s businesses. As such, the Company recognized an impairment of long-lived assets held by its Argyll, GGC, EGL, and Helix businesses and impairment of goodwill held by its Argyll, EGL, GGC and Helix businesses. On June 10, 2022, the Company disposed of the assets and related liabilities of two Helix Game Centers located in New Jersey and Massachusetts.

The ultimate impact of the COVID-19 pandemic on other areas of the business will depend on future developments, which are uncertain and may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Since we have a limited operating history and have a limited history of revenue producing operations, it is difficult for potential investors to evaluate our business.

While we were incorporated under the laws of Nevada in July 2008, we did not begin to commence revenue generating operations until July 2020 with the acquisition of Argyll. Since this acquisition, we also acquired several businesses including FLIP, EGL, Lucky Dino, GGC, Helix (of which the game center assets were sold on June 10, 2022) and Bethard. Prior to these acquisitions, our operations had focused primarily on the design, development and testing of our wagering systems. We continue to be subject to all the risks and uncertainties inherent in a new business and sale of new products and services. As a result, we still must establish many corporate functions necessary to operate our business, including finalizing our administrative structure, continuing our product development, assessing and expanding our marketing activities, implementing financial systems and controls and personnel recruitment. Accordingly, you should consider the Company’s prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies that are in a development stage. You should carefully consider the risks and uncertainties that a company, such as ours, with a limited operating history will face. In particular, you should consider that we cannot provide assurance that we will be able to:

●	continue to operate as a going concern
●	successfully implement or execute our current business plan;
●	maintain our management team;
●	raise sufficient funds in the capital markets to effectuate our business plan;
●	attract, enter into or maintain contracts with, and retain customers; and/or
●	compete effectively in the extremely competitive environment in which we operate.
●	remain listed on the Nasdaq

If we cannot successfully accomplish any of the foregoing objectives, our business may not succeed.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.

We have only recently commenced revenue producing operations during the year ended June 30, 2021 through the previously mentioned acquisitions. If we are unable to increase revenues in future periods, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2022 and 2021. As of June 30, 2022, and 2021, our accumulated deficit was $149,140,426 and $46,908,336, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

The betting operations of the Company are subject to the seasonal variations dictated by the sporting calendar, which may have an effect on its financial performance. Customer engagement in our online casino and sports betting offerings may vary due to numerous factors, including customers satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance. Traditional sports have an off-season that can cause a corresponding, temporary decrease in their respective revenues. The Company’s ability to generate revenues is also affected by the scheduling of major events that do not occur annually.

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

We intend to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features or enhance our existing offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing shareholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of Common Stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our Common Stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business may be seriously harmed.

Risks that impact our customers may impact us.

Because we generate website traffic through our affiliate marketing program, if participants in our affiliate marketing program see a slowdown in business or website traffic it may lead to fewer visitors on our website, which could have an adverse effect on our business.

Because a number of our directors and a substantial portion of our assets are located in jurisdictions other than the United States and Canada, you may have no effective recourse against the directors not located in the United States and Canada for misconduct and may not be able to enforce judgment and civil liabilities against these directors.

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

Our business is subject to online security risk, including security breaches, denial of service or ransomware attacks, and loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.

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

We rely on third party software that is critical to the performance of our platform and offerings and to user satisfaction. Argyll’s principal suppliers is SB Tech, Bethard Brands utilizes SB Tech and Together Gaming and, Lucky Dino has various third party casino game suppliers.

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

There is a risk that if the contracts with such third parties are terminated and not renewed, or not renewed on favorable terms, or if they do not get the level of support (in terms of updates and technical assistance) they require as we grow, this will materially impact upon our financial condition and performance going forward. There may be circumstances in which we wish to terminate our arrangements with such suppliers due to poor performance or other reasons, but we are unable to do so. Any such circumstance may have a material adverse effect on our reputation, business, financial condition and results of operations.

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

As a condition of an ongoing license, permit or other authorization required for their business, a key supplier to the Company may determine that a condition of the ongoing use of their products and services, or the continuation of the license, is that the Company should block custom from certain territories, which may cause business disruption and loss should the Company either need to switch suppliers at short notice or discontinue business in certain territories, either permanently (while such suppliers are necessary) or pending the expiry of contract notice periods and/or the sourcing of alternative suppliers.

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

The Company receives deposits and other payments from customers in the normal course of their business. The receipt of monies from customers imposes anti-money laundering and other obligations and potential liabilities on the Company. Compliance with all such laws and regulations creates complex regulatory obligations which involves a risk of large financial penalties (in not being fully compliant) and additional potential burdens (in being fully compliant). While the Company has processes in place regarding customer profiling and the identification of customers’ source of funds, such processes may fail or prove to be inadequate whether in respect of the source of customers’ funds or otherwise. Any such failure or inadequacy could have a material adverse effect on the Company’s financial position and impact upon its licensing obligations.

Handling, or any form of facilitating the use of criminal property, is a crime in all jurisdictions in which the Company takes material custom (and going forward will take material custom). In instances where no local licensing regime is in place and there is doubt in connection with the legality of the remote supply of gambling services, there is a risk that the authorities will claim that money movements in connection with gambling amounts to money laundering, irrespective of whether the intention is actually to launder money (i.e., to disguise or conceal its provenance). This gives rise to a risk that when monies are held in (or moved into) certain territories, authorities may wish to freeze their onward payment, seek to trace money movements into different jurisdictions and recover the relevant sums. This would give rise to conflicts of law issues (not all the definitions of what comprises criminal property are identical in all jurisdictions) and what may not amount to money laundering in one jurisdiction may satisfy the definition in that other territory. There is a risk that should any such claim be brought and be successful, significant funds may have to be repatriated to the jurisdiction bringing a claim, which would have a significant impact on the profitability of the Company.

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

Gambling operators can be liable to make contributions to sporting bodies whether under regulations or agreement, such as The Horserace Betting Levy Board in the UK, as a way of ensuring certain revenues generated from betting on sports are used to benefit those sports or related interests. We may also be required to pay royalties or other types of levies to the organizers of sporting events, or the rights holders in respect of such, to offer betting markets on such events. Any requirement to pay additional levies, fees or royalties would have a material adverse effect on our business. In all such cases, the level of any such levy, fee or royalty will be outside the control of the Company. The Company cannot predict with any certainty what future payments may be required for the success of their business in the future and what other additional resources will need to be made available to address the conditions which impose fees, royalties or other levies, as well as sports integrity issues.

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

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. While we expect revenue growth during the next 12 months as a result of our recent acquisitions of Argyll, EGL, Lucky Dino, GGC and Bethard, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

Future cash flows fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

Our working capital requirements and cash flows are expected to be subject to quarterly and yearly fluctuations, depending on such factors as timing and size of capital expenditures, levels of sales and collection of receivables, customer payment terms and supplier terms and conditions. We expect that a greater than expected slow-down in capital spending by our customers may require us to adjust our current business model. As a result, our revenues and cash flows may be materially lower than we expect, and we may be required to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements. We may seek additional funds from liquidity-generating transactions and other conventional sources of external financing (which may include a variety of debt, convertible debt and/or equity financings). We cannot provide any assurance that our net cash requirements will be as we currently expect. Our inability to manage cash flow fluctuations resulting from the above factors could have a material adverse effect on our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner.

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

If we do not comply with our obligations pursuant to our New Note, the noteholder could require us to redeem in cash any or all of the New Note which would have a material adverse effect on our business and financial condition.

On June 2, 2021, the Company issued the Old Senior Convertible Note before it was exchanged for the New Note on February 22, 2022. The Old Senior Convertible Note was issued to the Holder in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000.

On February 22, 2022, the Company agreed to enter into the Exchange Agreement with the Holder whereby the Old Senior Convertible Note of the Company, with a remaining principal amount of $29,150,001, was exchanged for New Note in the aggregate principal amount of $35,000,000.

The New Note agreement includes provision that should the Company be in both breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022, June 30, 2022 and through the date of this Annual Report, the Company was both in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make-whole provision in the New Note agreement was determined to represent an obligation of the Company under the terms of the New Note.

At June 30, 2022, the Company estimates it would be required to issue up to 16,031,513 shares of Common Stock under the Alternate Conversion make-whole provision of the New Note. At June 30, 2022, the Company also estimates the fair value of the derivative liability, which gives effect to the cash amount payable to the Holder under the Alternate Conversion make-whole provisions of the New Note, to be $9,399,620. While the Company records a derivative liability at each reporting period for the amount contingently payable to the Holder under the Alternate Conversion make-whole provision, a strict application of the formula in the New Note indicates the cash liability to the Holder may be materially higher than the derivative liability. A calculation of the cash liability due to the Holder under the Alternate Conversion make-whole provision of the New Note indicated a liability of approximately $180,000,000 at June 30, 2022.

The derivative liability amount recognized by the Company for its obligation to the Holder under the Alternate Conversion make-whole provision of the New Note is subject to material fluctuation at each reporting date. The output of the Monte Carlo model that is used to estimate the fair value of the derivative liability will fluctuate based on the Company’s share price, market capitalization, estimated enterprise value, and the Company’s estimate of credit and non-performance risk.

While the Company is currently in default with regards to the New Note, the Holder has not yet elected to require us to redeem in cash any or all of the New Note. In addition, the Holder has not elected to convert any or all of the New Note into shares of Common Stock

If the Holder required us to redeem in cash any or all of the New Note, it would have a material adverse effect on our business and financial condition.

The gaming and interactive entertainment industries are intensely competitive. The Company faces competition from a growing number of companies and, if the Company is unable to compete effectively, its business could be negatively impacted.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with the products of the Company. As some of our competitors have financial resources that are greater than EEG’, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than the Company, which could impact the Company’s ability to win new marketing contracts and renew our existing ones. Furthermore, new competitors may enter the Company’s key market areas. If the Company is unable to obtain significant market presence or if it loses market share to its competitors, the Company’s results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. The Company’s success depends on its ability to develop new products and enhance existing products at prices and on terms that are attractive to its customers.

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

The Company’s online offerings are part of new and evolving industries, which presents significant uncertainty and business risks.

The online gaming and interactive entertainment industry, which includes social, casual and mobile gaming and interactive entertainment, is relatively new and continues to evolve. Whether these industries grow and whether EEG’s online business will ultimately succeed, will be affected by, among other things, developments in social networks, mobile platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that the Company is unable to predict and which are beyond the Company’s control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than the Company at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, the Company may become subject to additional compliance-related costs. Consequently, the Company cannot provide assurance that its online and interactive offerings will grow at the rates expected or be successful in the long term.

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

Failure to attract, retain and motivate key employees may adversely affect the Company’s ability to compete and the loss of the services of key personnel could have a material adverse effect on the business.

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

The leadership of the Company’s Chief Executive Officer, Mr. Grant Johnson (“Mr. Johnson”), has been a critical element of the Company’s success. The departure, death or disability of Mr. Johnson or other extended or permanent loss of his services, or any negative market or industry perception with respect to him or arising from his loss, could have a material adverse effect on the Company’s business. The Company’s other executive officers and other members of senior management have substantial experience and expertise in the business and have made significant contributions to its growth and success. The unexpected loss of services of one or more of these individuals could also adversely affect the Company. The Company is not protected by key man or similar life insurance covering members of senior management but is contemplating obtaining key man insurance.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Although we are not required to provide an attestation report on the internal controls over financial reporting by our independent registered public accounting firm, we are required to comply with applicable requirements of the Sarbanes-Oxley Act as well as other rules and regulations that include, and not limited to, the listing standards of the Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting as it relates to our operations inclusive of recent business combinations. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our Common Stock could decline.

Failure to remediate our material weaknesses or maintain adequate financial, information technology and management processes and controls could lead to errors in our financial reporting, which could adversely affect our business.

We have identified material weaknesses in our internal control that includes the inability to (i) complete an effective assessment of our internal controls over financial reporting, (ii) maintain sufficient period-end financial reporting controls related to segregation of duties, reviews of completed or non-recurring transactions, and procedures for preparing the financial statements and disclosures, and (iii) maintain sufficient information technology controls and perform testing of information technology controls for operating effectiveness. If we do not remediate our material weaknesses and complete our implementation of internal controls, we may not detect errors timely, produce reliable financial reports, and prevent financial fraud. A lack of internal control could also result in regulatory scrutiny and a loss of confidence by stakeholders, which in-turn could harm our business and adversely affect the market price of our Common Stock. Failure to comply with Section 404 of Sarbanes-Oxley could also potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law. If we are unable to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, finance, compliance and audit staff in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired.

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

From time to time, the Company may be subject to litigation claims through the ordinary course of its business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend the Company against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on its business, financial condition and results of operations. Aside from the lawsuit and other matters referenced herein under the heading “Legal Proceedings”, the Company is not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against the Company, given the nature of its business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially adversely affected.

While we work to integrate the iGaming businesses and operations together and leverage with the esports business and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

Successful integration of acquisitions operations, sports betting, gaming and esports technology and personnel into those of EEG places an additional burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects. In addition, uncertainty about the effect of the acquisitions on our systems, employees, customers, partners, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for some time after the acquisitions.

Furthermore, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customers and other relationships. The difficulties of combining the operations of the companies include, among others, difficulties in integrating operations and systems; conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures; assimilating employees, including possible culture conflicts and different opinions on technical decisions and product roadmaps; managing the expanded operations of a larger and more complex company, including coordinating a geographically dispersed organization; and keeping existing customers and obtaining new customers. Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations.

Our business may be materially and adversely affected by the combined company’s business following acquisitions. If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When the Company acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. According to the Board issued Accounting Standards Update No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and Accounting Standards Update No. 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at three different points in time. The Company must also perform annual tests for impairment. However, upon meeting certain criteria, some firms may not require a quantitative annual test. The Company may also be required to perform an interim impairment test, which is required if certain “triggering events” occur, such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. Finally, Other intangible assets will continue to be amortized over their useful lives. Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, the Company will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect the Company’s results.

A material proportion of the Company’s operations are conducted in foreign jurisdictions including, but not limited to the United Kingdom, Malta and Sweden. It is expected that the Company will derive more than 80% of its revenue from transactions denominated in currencies other than the United States dollar, and the Company expects that receivables with respect to foreign sales will continue to account for a significant majority of its total accounts and receivables outstanding. As such, the Company’s operations may be adversely affected by changes in applicable foreign government policies and legislation or social instability and other factors which are not within the control of the Company, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on the Company’s online operations, adverse changes in the creditworthiness of parties with whom the Company has significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which the Company’s operations are conducted. The Company’s operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If the Company’s operations are disrupted and/or the economic integrity of its contracts is threatened for unexpected reasons beyond its control, its business may be harmed.

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

Doing business in the industries in which the Company operates often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Management of the Company is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase the Company’s cost of doing business or affect its operations in any area.

We may in the future enter into agreements and conduct activities outside of the jurisdictions where it currently carries on business, which expansion may present challenges and risks that the Company has not faced in the past, any of which could adversely affect the results of operations and/or financial condition.

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

The Company, its customers, and its suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of the Company’s facilities or the facilities of its customers or suppliers due to a natural disaster could have a material adverse effect on revenues and increase its costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair its ability to adequately supply its customers, cause a significant disruption to its operations, cause the Company to incur significant costs to relocate or re-establish these functions and negatively impact its operating results. While we intend to seek insurance against certain business interruption risks, such insurance may not adequately compensate the Company for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect its business, results of operations or financial condition.

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

Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or its employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of its business and its inability to market and sell the Company’s products in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

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

A provider of gaming solutions may pursue corporate regulatory approval with regulators of a particular jurisdiction while it pursues technical regulatory approval for its gaming solutions by that same jurisdiction. It is possible that after incurring significant expenses and dedicating substantial time and effort towards such regulatory approvals, that the Company may not obtain either of them. If the Company fails to obtain the necessary certification, registration, license, approval or finding of suitability in a given jurisdiction, it would likely be prohibited from distributing its services in that particular jurisdiction altogether. If the Company fails to seek, does not receive, or receives a revocation of a license in a particular jurisdiction for its games, hardware or software, then it cannot sell, service or place on a participation or leased basis or license its products in that jurisdiction and its issued licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. The Company may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for the Company’s solutions. If the Company is unable to overcome the barriers to entry, it will materially affect its results of operations and future prospects. To the extent new gaming jurisdictions are established or expanded, the Company cannot guarantee it will be successful in penetrating such new jurisdictions or expanding its business in line with the growth of existing jurisdictions. As the Company enters into new markets, it may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If the Company is unable to effectively develop and operate within these new markets, then its business, operating results and financial condition could be impaired. The Company’s failure to obtain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on its business.

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

Directly related to the above risk, the Company is currently responding to requests UKGC in relation to change in corporate control. These requests occur in response to a change of control of a UK license and if the Company is inadequate in responding to the UKGC’s queries it could have a material adverse effect on the business.

The Company is subject to regulation affecting internet gaming which varies from one jurisdiction to another and future legislative and court proceedings pertaining to internet gaming may have a material impact on the operations and financial results of EEG.

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

While the U.K. and other European countries and territories such as Malta, Alderney and Gibraltar have currently adopted a regime which permits its licensees to accept wagers from any jurisdiction, other countries, including the United States have, or are in the process of implementing, regimes which permit only the targeting of the domestic market provided a local license is obtained and local taxes accounted for. Other European countries and territories continue to defend a licensing regime that protects monopoly providers and have combined this with an attempt to outlaw all other suppliers. By contrast, a number of countries have not passed legislation in relation to online gambling but may introduce it. Some jurisdictions have not updated legislation focused on land-based gambling which may be interpreted in an unfavorable way to online gambling. Different jurisdictions have different views to determining where gambling takes place and which jurisdiction’s law applies and these views may change from time to time.

We currently block, through IP address filtering, direct access to wagering on our international websites from the United States and other jurisdictions that the Company is precluded from supplying its services to pursuant to its gaming licenses. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identity and ISP verification software. Despite all such measures, it is conceivable that, a user, underage, or otherwise could devise a way to evade our blocking measures and access our international websites from the United States or any other foreign jurisdiction in which we do not currently permit users to use our services.

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

The Company may not be able to capitalize on the expansion of online or other forms of interactive gaming or other trends and changes in the gaming industry, due to laws and regulations governing these industries.

The Company participates in the new and evolving interactive gaming industry through its online, social and mobile products. The Company intends to take advantage of the liberalization of online and mobile gaming, within Canada, the U.S. and internationally; however, expansion of online and mobile gaming involves significant risks and uncertainties, including legal, business and financial risks. The success of online and mobile gaming and the Company’s interactive products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that the Company is unable to predict and are beyond its control. Consequently, the Company’s future operating results relating to its online gaming products and services are difficult to predict, and EEG cannot provide assurance that its products and services will grow at expected rates or be successful in the long term.

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

Changes in existing gaming laws or regulations, new interpretations of existing gaming laws or regulations or changes in the manner in which existing laws and regulations are enforced, all with respect to online gaming activities, may hinder or prevent the Company from continuing to operate in those jurisdictions where it currently carries on business, which would harm its operating results and financial condition. Furthermore, gaming regulatory bodies may from time to time amend the various disclosures and reporting requirements. If the Company fails to comply with any existing or future disclosure or reporting requirements, the regulators may take action against the Company which could ultimately include fines, the conditioning, suspension or revocation of approvals, registrations, permits or licenses and other disciplinary action. It cannot be assured that the Company will be able to adequately adjust to such potential changes. Additionally, evolving laws and regulations regarding data privacy, cyber security and anti-money laundering could adversely impact opportunities for growth in the Company’s online business, and could result in additional compliance-related costs.

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

Recent regulatory changes in the Netherlands and Finland have had a material impact on our financial results.

As a result of a new licensing regime that was implemented in the Netherlands for online gaming operators, we have discontinued our iGaming operations in this market and net revenues for our Bethard business declined from approximately $5.7 million for the three months ended September 30, 2021 to approximately $3.5 million for the three months ended December 31, 2021. Net revenues for our Bethard business represented approximately 35% and 24% of our total net revenues for, respectively, the three months ended September 30, 2021 and three months ended December 31, 2021.

In addition, as a result of regulatory developments in Finland and a communication from the Finnish regulator, we estimate that net revenues for our Lucky Dino business have declined from approximately $6.5 million for the three months ended March 31, 2022 to approximately $4.2 million for the three months ended June 30, 2022 (a preliminary estimate based on currently available information and subject to change). Net revenues for our Lucky Dino business represented approximately 42% of our consolidated net revenues for the three months ended March 31, 2022. There can be no assurance that revenues from the Company’s Finnish iGaming operations will rise in the future.

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for the Company’s products and services.

In addition to regulations pertaining to the gaming industry in general and specifically to online gaming, the Company may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for the Company’s products and services, increase the Company’s cost of doing business or could otherwise have a material adverse effect on the Company’s business, revenues, operating results and financial condition.

The Company’s shareholders and business partners are subject to extensive governmental regulation and if a shareholder is found unsuitable by a gaming authority, that shareholder would not be able to beneficially own the Company’s Common Shares directly or indirectly.

In many jurisdictions, gaming laws can require any of the Company’s shareholders and business partners to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

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

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs. Compliance with these laws could increase the Company’s costs and impact the availability of components required to manufacture its products. Violation of these laws may subject the Company to significant fines, penalties or disposal costs, which could negatively impact its results of operations, financial position or cash flows.

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

In the context of our EU-facing operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate. This risk is not unique to the Company, but to every international business that has a presence in multiple data protection jurisdictions. However, the Company acknowledges that portions of its business established outside the EU may be required to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws, can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

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

Risks Related to Intellectual Property and Technology

The Company’s intellectual property may be insufficient to properly safeguard its technology and brands.

The Company may apply for patent protection in the United States, Canada, Europe and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and the Company can provide no assurance that any of these patents will be issued at all. If the Company is denied any or all of these patents, it may not be able to successfully prevent its competitors from imitating its solutions or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for the Company’s solutions. Even if pending patents are issued to the Company, its intellectual property rights may not be sufficiently comprehensive to prevent its competitors from developing similar competitive products and technologies. The Company’s success may also depend on its ability to obtain trademark protection for the names or symbols under which it markets its products and to obtain copyright protection and patent protection of its proprietary technologies, intellectual property and other game innovations and if the granted patents are challenged, protection may be lost. The Company may not be able to build and maintain goodwill in its trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for the Company or that the Company’s intellectual property will not be successfully challenged or circumvented by competitors.

Computer source codes for technology licenses may also receive protection under international copyright laws. As such, EEG, or the party which it licenses the source code from, may need to initiate legal proceedings following such use to obtain orders to prevent further use of the source code.

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

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and the Company may not be able to detect infringement or misappropriation of its proprietary rights. Although the Company intends to aggressively pursue anyone who is reasonably believed to be infringing upon its intellectual property rights and who poses a significant commercial risk to the business, to protect and enforce its intellectual property rights, initiating and maintaining suits against such third parties will require substantial financial resources. The Company may not have the financial resources to bring such suits, and, if it does bring such suits, it may not prevail. Regardless of the Company’s success in any such actions, the expenses and management distraction involved may have a material adverse effect on our financial position.

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

The Company may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and the Company’s products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, the Company may be required to stop using the infringing intellectual property rights, pay damages and, if it wishes to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require EEG to pay substantial royalties.

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

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. Argyll owns a European Union registered trademark for its SportNation brand, and Esports Entertainment Malta owns European Union registered trademarks for its Lucky Dino brands, and the Company controls the Bethard brands of Bethard, Fastbet and Betive. As of the date hereof, we do not have any federally registered trademarks owned by us in relation to the Vie.gg brand, but we plan to pursue registered trademarks for Vie.gg and the Esports Entertainment Group. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business which would have a material adverse effect on our financial condition and results of operation.

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

Malfunctions of third-party communications infrastructure, hardware and software expose the Company to a variety of risks that it cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed. The Company has no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Risks Related to Our Common Stock

The trading price of our Common Stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.

The trading price of our Common Stock has been, and will likely continue to be, volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our Common Stock and our Common Stock may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our Common Stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	lack of adjacent competitors;
●	our opening results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning EEG or the industries in which we operate in general;
●	our ability to market new and enhanced products and services on a timely basis;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our Common Stock by our directors, executive officers or significant stockholder or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our Common Stock irrespective of our operating performance. The stock market in general, and the Nasdaq, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our Common Stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

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

The coverage of business or our Common Stock by securities or industry analysts or the absence thereof could adversely affect our securities and trading volume.

The trading market for our Common Stock is influenced in part by the research and other reports that industry or securities analysts publish about us or our business or industry from time to time. We do not control these analysts, or the content and opinions included in their reports. Analysts who publish information about our securities may have had relatively little experience with our company given our history, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If analysts do cover us and one or more of them downgrade our securities, or if they issue other unfavorable commentary about us or our industry or inaccurate research, our stock price would likely decline. Furthermore, if one or more of these analysts cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets. Any of the foregoing would likely cause our stock price and trading volume to decline.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time, either by us or our stockholders. Actual sales of our Common Stock, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. Our outstanding shares of Common Stock may be freely sold in the public market at any time to the extent permitted by the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

The exercise of our outstanding options and warrants may result in significant dilution to our stockholders.

As of June 30, 2022, we had outstanding options to purchase up to 1.1 million shares of our Common Stock and, we had outstanding warrants to purchase up to approximately 22.6 million shares of our Common Stock. The exercise of a significant portion of our outstanding options and warrants may result in significant dilution to our stockholders.

We may issue preferred stock with terms that could dilute the voting power or reduce the value of our Common Stock.

Our certificate of incorporation authorizes us to issue, without stockholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our Common Stock respecting dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board of Directors may determine. The terms of one or more series of preferred stock could dilute the voting power or reduce the value of our Common Stock. For example, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our Common Stock.

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

Efforts to remediate our material weaknesses and comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our Common Stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act of 2002. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot remediate our material weaknesses or favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our Common Stock could decline.

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

We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our Common Stock less attractive to investors.

The SEC established the smaller reporting company, or SRC, category of companies in 2008, and expanded it in 2018, in an effort to provide general regulatory relief for smaller companies. SRCs may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. For so long as we qualify as a non-accelerated filer and/or a SRC, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include:

●	not being required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002;
●	reduced financial disclosure obligations, including that SRCs need only provide two years of financial statements rather than three years; a maximum of two years of acquiree financial statements are required rather than three years; fewer circumstances under which pro forma financial statements are required; and less stringent age of financial statements requirements;
●	reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, transactions with related persons, and corporate governance; and
●	later deadlines for the filing of annual and quarterly reports compared to accelerated filers.

We will continue to qualify as a SRC and non-accelerated filer for so long as (a) our public float is less than $75 million as of the last day of our most recently completed second fiscal quarter or (b) our public float is $75 million or more but less than $700 million and we reported annual revenues of less than $100 million for our most recently completed fiscal year.

We may choose to take advantage of some, but not all, of the available accommodations. We cannot predict whether investors will find our Common Stock less attractive if we rely on these accommodations. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of our Common Stock may be more volatile.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective on August 19, 2021, we relocated our executive and business offices to Block 6, Triq Paceville, Saint Julians, Malta, STJ 3109. We entered into a lease for our executive and business offices, consisting of approximately 284 square feet, for a term expiring in 2026. The annual rent for the first year under the lease agreement is €83,000, with such amount increasing by 4% in each of the subsequent years of the five-year term. Prior to the relocation, our executive and business offices were located at 170 Pater House, Psaila Street, Birkirkara, Malta, BKR 9077 where we sub-leased approximately 150 square feet of property. We have also entered into a lease in Hoboken New Jersey that was effective September 1, 2021 which serves as the headquarters for our gaming operations in the United States. The lease is month to month with a monthly rent of $5,728. We believe that our current facilities are adequate to meet our needs for the immediate future.

Item 3. Legal Proceedings.

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that it was owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s Common Stock as compensation for Boustead acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. At June 30, 2021, the Company had recorded a liability for the amount awarded in arbitration in accounts payable and accrued expenses in the consolidated balance sheet. The Company paid $294,051 to settle the arbitration award, inclusive of accrued interest, on August 24, 2021.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The Company has settled and paid the liability and the amount of the settlement was not material to the consolidated financial statements of the Company.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock, Unit A Warrants, 10% Series A Cumulative Redeemable Convertible Preferred Stock and March 2022 Warrants are quoted for trading on Nasdaq under the symbols “GMBL”, “GMBLW”, “GMBLP” and “GMBLZ”, respectively.

As of October 12, 2022, 70,922,944 shares of our Common Stock were issued and outstanding.

Approximate Number of Equity Security Holders

As of October 12, 2022, there were approximately 128 holders of record of our Common Stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

To date, we have not paid any dividends on our Common Stock and do not anticipate paying any dividends in the foreseeable future. The declaration and payment of dividends on the Common Stock is at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions or such other factors as our Board of Directors may deem relevant. We currently expect to use all available funds to finance the future development and expansion of our business and do not anticipate paying dividends on our Common Stock in the foreseeable future.

Recent Purchases

During the three months ended June 30, 2022, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

During the three months ended June 30, 2022, the Company issued 200,000 shares of Common Stock to Damian Mathews, the Company’s Chief Financial Officer and Chief Operating Officer, as part of his employment agreement. The sale and issuance of such shares were determined to be exempt from registration under Rule 701 of the Securities Act.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with other sections of this Annual Report, including “Item 1. Business” and the accompanying Consolidated Financial Statements and related Notes included elsewhere in this Report. Unless otherwise indicated, the terms “we,” “us,” or “our” refer to Esports Entertainment Group, Inc. (the “Company” or “EEG”), a Nevada corporation, together with its consolidated subsidiaries.

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. As the Company’s acquisition of Bethard took place early during the fiscal year ended June 30, 2022 and the Company’s acquisitions of ggCircuit, LLC (“GGC”), Helix Holdings, LLC (“Helix”), Lucky Dino Gaming Limited (“Lucky Dino”), Esports Gaming League (“EGL”), FLIP and Argyll Entertainment (“Argyll”) took place during the fiscal year ended June 30, 2021, this Management Discussion and Analysis of Financial Condition and Results of Operations speaks only to the historical operations of the Company during the 2022 fiscal year end and the Company’s historical business prior such acquisitions. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Overview

Esports is skill based, competitive, organized video gaming by professional players, individually or as teams. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of June 30, 2022, the most popular esports games in the industry include Dota 2 and League of Legends (each multiplayer online battle arena games), and Counter-Strike: Global Offensive (a first-person shooter game). Fortnite, Call of Duty¸ Overwatch, and Apex Legends are other well-known popular esports games in the industry. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

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

Basis of Presentation

We operate two complementary business segments: Our EEG iGaming business and our EEG Games business. See below for a discussion of the Company’s change from one reportable segment.

EEG iGaming

Our EEG iGaming business is comprised of our casino and sportsbook product offerings. Currently, we operate our EEG iGaming segment primarily in Europe.

EEG iGaming includes the esports betting platform with full casino and sportsbook functionality and services for EEG iGaming customers. Our in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources from our FLIP acquisition.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our MGA license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, Canada, New Zealand and South Africa, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	Argyll’s flagship Sportnation.bet online sportsbook and casino brand, licensed in the UK and Ireland,
●	Lucky Dino’s 5 online casino brands licensed by the MGA on its in-house built iDefix casino-platform, and
●	The recently acquired Bethard online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses.

On August 17, 2020, we announced entry into a multi-year partnership with Twin River Worldwide Holdings, Inc, now Bally’s Corporation, to launch their proprietary mobile sports betting product, ‘‘Vie.gg’, in the state of New Jersey, as a real money wagering “skin” of Bally’s Atlantic City, the holder of a New Jersey Casino License, Internet Gaming Permit and a Sports Wagering License. We were granted approval to operate pursuant to a transactional waiver order issued by the New Jersey Division of Gaming Enforcement (‘‘DGE’’) on January 21, 2022.

In total, we currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden). Our acquisitions of Argyll, Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of 1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through our EGL tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground our proprietary wagering product). Currently, we operate our esports EEG Games business in the United States and Europe.

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

The Company has previously indicated that a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. During the year ended June 30, 2022, the Company determined that in-person attendance at its Helix and customer game centers was not expected to attain levels previously forecasted for such period. Additionally, projections for the Argyll business included continued losses into fiscal 2023 due to high levels of competition in the UK market and high regulatory burdens placed on the EEG iGaming businesses in the UK market. Further, the levels of investment by the Company that are necessary to achieve the previous revenue and EBITDA projections impacted a number of the Company’s businesses. As such, the Company recognized an impairment of long-lived assets held by its Argyll, GGC, EGL, and Helix businesses and impairment of goodwill held by its EGL, GGC and Helix businesses. On June 10, 2022, the Company disposed of the assets and related liabilities of two Helix Game Centers located in New Jersey and Massachusetts.

The ultimate impact of the COVID-19 pandemic on other areas of the business will depend on future developments, which are uncertain and may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on our business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Operating, Regulatory and Competitive Environment

We operate in both emerging and well established competitive markets. We expect that our future growth will come from online gaming and sports betting via expansions of gaming in existing jurisdictions; entrance into new jurisdictions and, improvements/expansions of our existing properties and strategic acquisitions of gaming properties, expanded software sales to more screens in game centers including in universities, entertainment centers and casinos, as well as increased esports adoption and events, particularly in North America. We continue to adjust operations and cost structures to reflect the changing economic conditions. We also continue to focus on revenue and cost synergies from our acquisitions, and offering our customers additional gaming experiences through our affiliates. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including game centers, riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming.

United Kingdom

Since the acquisition of the Argyll EEG iGaming business on July 31, 2020, the Company has been responding to periodic requests for information from the UK Gambling Commission (“UKGC”) in relation to information required to maintain its UK license following the change of corporate control. The Company continues to operate in the UK market and there have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company has reduced its spending on marketing and has been focused on retaining existing customers and reactivating past customers. We believe these efforts will have a positive effect on our results of operations.

Netherlands

In the Netherlands, a new licensing regime was implemented in the Netherlands for online gaming operators, with applications being accepted from April 1, 2021. EEG did not apply for a license after assessing the criteria for applying. The first licenses took effect on October 1, 2021. In a surprise to the market, the Dutch Minister issued guidance warning that even those operators that were not targeting the Dutch market but were passively accepting Dutch customers would be punished, with authorities given the power to issue increased fines. Prior to this guidance, operators had understood that passive acceptance of bets was permissible. The vast majority of unlicensed operators (including EEG’s brands) promptly withdrew from the Dutch market completely on October 1, 2021, closing all active Dutch customer accounts. The sudden and earlier than anticipated withdrawal from the Dutch market had a negative impact on the unlicensed operators in the region. The sole period in which the Company had revenues from its EEG iGaming operations in the Netherlands was in the fiscal quarter ended September 30, 2021. As a result of these regulatory developments in the Netherlands, net revenues for our Bethard business declined from approximately $5.7 million for the three months ended September 30, 2021 to approximately $3.5 million for the three months ended December 31, 2021. Net revenues for our Bethard business represented approximately 35% and 24% of our total net revenues for, respectively, the three months ended September 30, 2021 and three months ended December 31, 2021. The Company may re-enter the Dutch market in the second half of fiscal year 2023.

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company received a communication from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the communication in Q3 of fiscal year 2022 and starting in the fiscal quarter ended June 30, 2022, the Company has changed its business operations in Finland as part of its response.

Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also due to come into effect in calendar year starting January 1, 2023. The Company believes that the changes that it has made to its business operations in Finland will allow it to avoid being adversely affected by the Finnish regulator’s new powers.

While there have been no adverse judgments imposed by the Finnish regulator against the Company, as a result of these Finnish regulatory developments, we estimate that net revenues for our Lucky Dino business have declined from approximately $6.5 million for the three months ended March 31, 2022 to approximately $4.2 million for the three months ended June 30, 2022 (a preliminary estimate based on currently available information and subject to change). Net revenues for our Lucky Dino business represented approximately 42% of our consolidated net revenues for the three months ended March 31, 2022.

Operations in Finland run under the MGA license on the Lucky Dino in-house built iDefix casino-platform. The Company continues to launch new brands and offer new products on its various sites tailoring the experience towards each of its markets including new markets in Central American and South America. We believe revenues will be generated by these new brands and new products.

Other

In July 2020, the Swedish Ministry for Finance implemented a number of restrictive measures on online casino operators in reaction to the impact of COVID-19 restrictions. These included caps on deposits and bonuses. This had a negative impact on revenues across the industry during that period. These restrictions were lifted on November 14, 2021.

The State of Ontario’s licensing regime came into force on April 4, 2022, meaning that any operator of gambling sites taking bets from customers in Ontario will require a license to do so. Whilst EEG iGaming may wish to apply for a license in the future, it has decided not to apply for a license at this time and therefore we blocked access to our site for users based in the territory in advance of that date.

The Company continues to monitor developments related to regulatory activities.

Recent Developments

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited (“Bethard”) that provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (the “Bethard Business”). The acquisition of Bethard expands the EEG iGaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the Seller, for approximately $26.8 million including $6.7 million of contingent consideration valued at the time of closing.

On June 10, 2022, the Company disposed of the assets of the Helix Game Centers to focus on the esports technology assets on the online gaming. The gain of $1.1 million recorded includes the amount of cash received and liabilities assumed by the purchaser, including leases and sponsorship liabilities over the carrying value of the assets sold.

September 2022 Financing

On September 15, 2022, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Joseph Gunnar & Co., LLC, as representative of the several underwriters identified therein (collectively, the “Underwriters”), relating to a firm commitment public offering of (a) 30 million shares of the Company’s Common Stock and (b) Warrants (“September 2022 Warrants”) to purchase up to 30 million shares of Common Stock, at an exercise price of $0.25 per share, at an aggregate price of $0.25 per share and accompanying Warrant (the “September 2022 Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option an option to purchase up to an additional 4.5 million of Common Stock (the “September 2022 Overallotment Common Stock”) and/or Warrants (the “September 2022 Overallotment Warrants”) (collectively, the “September 2022 Overallotment”). The closing of the offering took place on September 19, 2022.

The gross proceeds received from the sale of the shares of the Common Stock and September 2022 Warrants in the September 2022 Offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and before any overallotment, was $7.5 million.

The underwriters exercised their option for 3.6 million September Overallotment Warrants, at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant. Total proceeds from the September 2022 Overallotment Warrants was less than $0.1 million.

The Company remitted to the Holder of the Senior Convertible Note an amount of $2.3 million equal to fifty percent (50%) of all net proceeds above $2.0 million following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $0.5 million of securities (2.1 million shares of Common Stock and 2.1 million Warrants) and the Company paid the Holder an additional $0.5 million. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis.

The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder of the Senior Convertible Note was $4.1 million.

The shares of Common Stock and the September 2022 Warrants, including the 2022 Overallotment Warrants, sold by the Company have been registered pursuant to a registration statement on Form S-3 (File No. 333-252370), which the SEC declared effective on February 5, 2021. A final prospectus supplement and accompanying base prospectus relating to the offering were filed with the SEC on September 19, 2022.

The Company does not intend to list the September 2022 Warrants, including the 2022 Overallotment Warrants, sold in the offering on any securities exchange or other trading market.

On September 19, 2022, prior to the closing of the offering, the Company entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Vstock Transfer, LLC (“Vstock”), to serve as the Company’s warrant agent for the September 2022 Warrants, including September 2022 Overallotment Warrants. Upon the closing of the offering. The September 2022 Warrants, including September 2022 Overallotment Warrants are exercisable upon issuance and expire five years from the date they first became exercisable.

Key Performance Indicators

In the industry, revenue is driven by discretionary consumer spending. We have no way of determining why customers spend more or less money; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others, include, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market, high fuel or other transportation costs, and the effects of the COVID-19 pandemic. Such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments. The vast majority of our revenues is EEG iGaming revenue, which is highly dependent upon the number and volume and spending levels of customers.

Reportable Segments

During the fourth quarter of fiscal year ending June 30, 2022, the Company evaluated its reportable segments and changed from one reportable segment to two reportable segments: EEG iGaming and EEG Games. The Company reorganized its management structure resulting in changes to key executives and other employees creating its two distinct segments. Prior periods presented have been recast to reflect the change in reportable segments. See Notes 1 and 20 of the Notes to the Consolidated Financial Statements included herein for a description of each of our reportable segments.

Comparability of Financial Results

During the year ended June 30, 2022 we completed one acquisition. This was the acquisition of Bethard, on July 13, 2021 (the “Bethard Acquisition). During the year ended June 30, 2021, we completed multiple acquisitions throughout the period. This included the acquisitions of GGC and Helix on June 1, 2021 (we sold the two Helix Game Centers acquired in the acquisition on June 10, 2022, see recent developments above), Lucky Dino on March 1, 2021 and EGL on January 21, 2021, Argyll on July 31, 2020 and FLIP on September 3, 2020 (the “2021 Acquisitions”). Together these are referred to as the “Business Acquisitions”.

The business Acquisitions resulted in, among other things, a considerable increase in revenue and related costs of revenue, amortizable intangible assets and goodwill. The amortization of acquired intangibles has materially increased our consolidated general and administrative expenses (and adversely affected our consolidated net loss) for periods after the acquisitions and is expected to continue to do so for the foreseeable future. We are listed on The Nasdaq Stock Market LLC (the “Nasdaq”) and have hired personnel and incurred costs that are necessary and customary for our operations as a public company, which has contributed to, and is expected to continue to contribute to, higher general and administrative costs.

The following discussion of our results of operations for the year ended June 30, 2022, includes the financial results of the Bethard Acquisition and the comparison year ended June 30, 2021 includes approximately one month of GGC and Helix, four months of Lucky Dino, five months of EGL and 11 months of Argyll. Accordingly, our consolidated results of operations for the year ended June 30, 2022 are not comparable to our consolidated results of operations for the prior period.

Financial Highlights

The following table sets forth a summary of our financial results for the periods indicated and is derived from our consolidated financial statements for the years ended June 30, 2022 and 2021:

	Year Ended June 30,
	2022	2021

Net revenue	$58,351,650	$16,783,914
Total operating expenses excluding asset impairment charges	$101,214,859	$42,510,352
Asset impairment charges	$46,498,689	$-
Total other income (expense), net	$(18,544,634)	$(4,457,832)
Net loss	$102,232,090	$26,372,734

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-GAAP performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other income (loss), and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs), non-cash expenditures (for example, in the case of depreciation and amortization, stock-based compensation, asset impairment charges, change in fair value of derivative liability and change in fair value of warrant liability), or are not related to our underlying business performance (for example, in the case of interest income and expense and litigation settlement and related costs).

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the year ended June 30,
	2022	2021
Revenues:
EEG iGaming segment	53,104,795	16,231,028
EEG Games segment	5,246,855	552,886

Total	58,351,650	16,783,914

Net loss:	(102,232,090)	(26,372,734)

Adjusted for:
Interest expense	6,423,039	698,973
Loss on conversion of senior convertible note	5,999,662	-
Loss on extinguishment of senior convertible note	28,478,804	-
Change in fair value of derivative liability	10,882,241	-
Change in fair value of warrant liability	(31,468,270)	1,549,924
Change in fair value of contingent consideration	(2,355,308)	1,748,607
Other non-operating income (loss), net	584,466	460,328
Income tax benefit (expense)	(5,674,442)	(3,811,536)
Depreciation and amortization	12,026,581	3,416,252
Asset impairment charges	46,498,689	-
Stock-based Compensation	5,165,653	4,129,726
Cost of acquisition	269,012	3,509,365
Total Adjusted EBITDA	(25,401,963)	(14,671,095)

Adjusted EBITDA
EEG iGaming segment	(7,526,205)	(6,740,890)
EEG Games segment	(4,915,549)	(454,467)
Other(1)	(12,960,209)	(7,475,738)
Total Adjusted EBITDA	(25,401,963)	(14,671,095)

(1) Other comprises of corporate and overhead costs.

(2) We have no intersegment revenues or costs and thus no eliminations required.

(3) We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other income (loss), and certain other non-recurring, non-cash or non-core items (included in table above).

Results of Operations

Comparison on Year ended June 30, 2022 and 2021

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The financial data is at the consolidated level and reported in U.S. Dollar ($).

Revenue

Revenue totaled $58.4 million in the year ended June 30, 2022, an increase of $41.6 million, or 248%, from the $16.8 million recorded in the year ended June 30, 2021. The increase is primarily attributable to the iGaming operations of Lucky Dino and Argyll that were acquired during the fiscal year ended June 30, 2021 and Bethard that was acquired in July 2021 of fiscal year ended June 30, 2022, increasing the iGaming segment revenue by $36.9 million from $16.2 million to $53.1 million and GGC that was also acquired during the fiscal year ended June 30, 2021 and was the primary factor in the increase in EEG Games revenue of $4.7 million from $0.6 million to $5.3 million.

Cost of Revenue

Cost of revenue totaled $24.2 million in the year ended June 30, 2022, an increase of $16.3 million, or 206%, from the $7.9 million recorded in the year ended June 30, 2021. The increase is primarily attributable to the EEG iGaming segment of Lucky Dino, Argyll and Bethard acquisitions and includes $9.2 million for additional payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $3.0 million additional for the game provider expenses and $1.3 million higher other direct expenses related to the delivery of services. EEG Games incurred $1.6 million higher platform costs, $1.1 million higher game provider costs and $0.1 million other direct expenses across the segment.

Sales and Marketing

Sales and marketing expense totaled $25.7 million in the year ended June 30, 2022, an increase of $15.7 million, or 157%, over the $10.0 million recorded for the year ended June 30, 2021. The increase was primarily attributable to $12.0 million higher marketing and $0.9 million higher affiliate costs related to EEG iGaming segment and $2.8 million in additional Corporate expense for sponsorship agreements with professional sports clubs and our service partners.

General and Administrative

General and administrative expense totaled $51.3 million for the year ended June 30, 2022, an increase of $26.7 million, or 109%, over the $24.6 million recorded for the year ended June 30, 2021. The increase was primarily attributable to increases of $8.7 million in payroll costs, $5.8 million depreciation and amortization, $2.5 million related to other general and administrative cost primarily including incremental costs for information technology related disbursements from the EEG iGaming segment, and $4.6 million in payroll costs, $2.9 million depreciation and amortization, and $1.5 million related to other general and administrative cost including professional fees from the EEG Games segment. Corporate general and administrative costs increased $0.7 million with $2.0 million in higher payroll costs, $1.1 million higher stock based compensation, and $0.8 million increase in other general and administrative cost including other, professional fees and legal fees, offset by $3.2 million less in acquisition related costs due to Bethard being the sole acquisition at the beginning of the year ended June 30, 2022 compared to the multiple acquisitions in the year ended June 30, 2021.

Impairment

During the third quarter the Company concluded that goodwill impairment indicators existed based on the significant volatility in the Company’s stock price where the Company experienced a sustained reduction from the middle of the third quarter through March 31, 2022 and subsequently. As of March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers was not expected to attain levels previously forecasted and that under the current liquidity and investment constraints is the Company was less likely to reach the previously forecasted revenue and profits for EGL and GGC. These factors and the continuing impacts of the COVID-19 pandemic, uncertainties caused by inflation and world stability, resulted in the Company evaluating its goodwill and long-lived assets, including intangible assets, for impairment as of March 31, 2022. During the third quarter the Company recognized $38.6 million of asset impairment charges, including $23.1 million of goodwill and $15.5 million of other long-lived assets in the EGL, GGC and Helix reporting units from the EEG Games segment. The Company tests its goodwill for impairment annually on April 1. There was no further impairment identified as of the annual testing date from that recognized as of March 31, 2022. In the three months ending June 30, 2022, while implementing cost saving initiatives, and with the continuing liquidity and investment restraints and further reduction in the Company’s already deflated stock price, the Company again concluded that as of June 30, 2022, goodwill impairment indicators existed, and the Company evaluated its goodwill and long-lived assets, including intangible assets, for further impairment. The Company identified that with the additional regulation and expected costs of continuing in the UK market that the iGaming Argyll (UK) goodwill and asset group intangible assets and equipment were impaired resulting in additional asset impairment charges of $7.9 million, including $3.9 million of goodwill and $4.0 million of other long-lived assets in the iGaming Argyll reporting unit from the EEG iGaming segment, for a total for the year ended June 30, 2022 of $46.5 million. There were no impairment charges for the year ended June 30, 2021.

Other Income (expense)

Other income (expense), net changed $14.0 million from an expense of $4.5 million for the year ended June 30, 2021 to an expense of $18.5 million for the year ended June, 2022. The other expense for the year ended June 30, 2022 results primarily from the $10.9 million expense for derivative liabilities on senior convertible note, $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount, $6.0 million loss on the conversion of the Senior Convertible Note, driven by the conversion of a principal provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $6.4 million in interest expense. These expenses were offset by other income primarily made up of $2.4 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction and $31.5 million from the reduction in fair value of the warrant liability. The Series A and Series B Warrants fair value decreased from $23.5 million as of June 30, 2021 to $0.1 million and the March 2022 Warrants and the April 2022 Overallotment Warrants decreased from initial fair value of $10.2 million to $2.1 million as of June 30, 2022, resulting in a total gain of $31.5 million. The other expense for the year ended June 30, 2021 primarily included a charge of $4.7 million related to the revaluation of the warrant liability recorded in connection with the acquisition of Argyll through issuance of Common Stock, a charge of $1.7 million related to the settlement of the contingent consideration liability for the FLIP and EGL acquisitions through the issuance of Common Stock, and interest expense of $0.7 million related primarily to the Senior Convertible Note. This was partially offset by a benefit of $3.2 million related to the revaluation of Series A and Series B warrants issued in connection with the Senior Convertible Note dated June 2, 2021.

Income Tax

The income tax benefit for the year ended June 30, 2022 and 2021 was $5.7 million and $3.8 million, respectively. The income tax benefit recorded for the year ended June 30, 2022 results primarily from the release of valuation allowance of $5.7 million that followed an assessment of the realizability of our deferred tax assets subsequent to the completion of the Bethard acquisitions. The income tax benefit recorded for the year ended June 30, 2021 results primarily from the release of valuation allowance of $4.1 million that followed an assessment of the realizability of our deferred tax assets subsequent to the completion of the Argyll, EGL, GGC and Helix acquisitions. It is anticipated that our deferred tax assets will be realized through future reversal of deferred tax liabilities. The income tax benefit was offset by income tax expense related to one of our foreign subsidiaries as well as the estimated exposure for accrued interest and penalties that may be imposed related to tax filings.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these consolidated financial statements. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note” or “New Note”). The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. On February 28, 2022 the Company exchanged the existing Senior Convertible Note (the “Old Senior Convertible Note”) with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the carrying value of $29.1 million, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35.0 million. The New Note is classified as a current liability on the consolidated balance sheet as it may be redeemed by the Holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $9.4 million in current liabilities on the consolidated balance sheet million that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the New Note of approximately $180.0 million is materially higher than the fair value of the derivative liability of $9.4 million calculated at June 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

The evaluation of going concern under the accounting guidance requires significant judgment. In addition to compliance with debt covenants, the Company considered that as of June 30, 2022 it had an accumulated deficit of 149.1 million and that in recent years it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At June 30, 2022, the Company had total current assets of $10.0 million and total current liabilities of $65.8 million. Net cash used in operating activities for the year ended June 30, 2022 was $21.0 million, which includes a net loss of $102.2 million. The Company must also consider its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15.0 million units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15.0 million warrants with an exercise price of $1.00 (the “March 2022 Warrants”). There was also an overallotment option exercised to purchase warrants to purchase an additional 2.3 million shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022.The March 2022 Offering provided net cash proceeds of $13.6 million. As of June 30, 2022, the Company had $2.5 million of available cash on-hand and net current liabilities of $55.9 million. On September 19, 2022 the Company closed an offering (the “September 2022 Offering”) in which it sold (a) 30 million shares of Common Stock, $0.001 par value per share and (b) warrants to purchase up to 30 million shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7.5 million. The Company also sold an Overallotment for 3.6 million September 2022 Overallotment Warrants, at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant. Total proceeds from the September 2022 Overallotment Warrants were less than $0.1 million. The Company remitted to the Holder of the Senior Convertible Note an amount of $2.3 million equal to fifty percent (50%) of all net proceeds above $2.0 million following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $0.5 million of securities (2.1 million shares of Common Stock and 2.1 million Warrants) and the Company paid the Holder an additional $0.5 million. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder of the Senior Convertible Note was $4.1 million. The Company intends to use the balance of the net proceeds for working capital and general corporate purposes to support ongoing business operations. The amount of available cash on hand on October 12, 2022, one business day preceding this filing, was $2.6 million.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the potential proceeds from the exercise of the 15.0 million March 2022 Warrants and 2.25 million April 2022 Overallotment Warrants, exercisable at $1.00, outstanding at June 30, 2022, (ii) the potential proceeds from the exercise of the 30.0 million September 2022 Warrants and 3.6 million September Overallotment Warrants, exercisable at $0.25, that were issued subsequent to June 30, 2022 (iii) the ability to sell shares of Common Stock of the Company, and (iv) the ability to raise additional financing from other sources. The Company is also in discussions with the Holder of the Senior Convertible Note to restructure the payment terms and debt covenants. These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

The Company’s sources and (uses) of cash for the year ended June 30, 2022 and 2021 are shown below:

	2022	2021
Cash used in operating activities	$21,006,437	$18,883,006
Cash used in investing activities	$20,080,376	$56,133,256
Cash provided by financing activities	$23,488,285	$86,356,201

As noted above, at June 30, 2022, we had total current assets of $10.0 million and total current liabilities of $65.8 million. Net cash used in operating activities for the year ended June 30, 2022 was $21.0 million, which includes a net loss of $102.2 million, offset by net non-cash adjustments of $72.4 million.

Net cash used in investing activities for the year ended June 30, 2022 totaled $20.1 million principally related to the Bethard acquisition.

Net cash provided by financing activities for the year ended June 30, 2022 totaled $23.5 million, which related to proceeds from the issuance of 15 million units, each consisting of one share of Common Stock and one March 2022 Warrant, as part of the March 2022 Offering, the issuance of the shares of the 10% Series A cumulative redeemable convertible preferred stock and the issuance of Common Stock of 1.2 million shares through the at-the-money, partially offset by the payment of the dividends on the 10% Series A cumulative redeemable convertible preferred stock, the contingent consideration of Bethard and repayments of notes payable and finance lease.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical and industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

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

Revenue recognition

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “EEG iGaming Revenue”), and esports revenue (referred to herein as “EEG Games Revenue”), consisting of the sales of subscriptions to access cloud-based software used by independent operators of game centers, from consulting and data analytic services provided to game operators (“EEG Games Esports and Other Revenue”), and from the provision of esports event and team management services (“EEG Games Esports Event Management and Team Service Revenue”). The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

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

EEG iGaming Revenue

EEG iGaming revenue is derived from the placement of bets by end-users, also referred to as customers, through online gaming sites. The transaction price in an iGaming contract, or Net Gaming Revenue (“NGR”), is the difference between gaming wins and losses, as further reduced by any nondiscretionary incentives awarded to the customer. Gaming transactions involve four performance obligations, namely the settlement of each individual bet, the honoring of discretionary incentives available to the customer through loyalty reward programs, the award of free spin and deposit match bonuses, and the winning of a casino jackpot. The total amount wagered by a customer is commonly referred to as the win or Gross Gaming Revenue (“GGR”). The GGR is allocated to each performance obligation using the relative standalone selling price (“SSP”) determined for iGaming contracts.

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

EEG Games Revenue

EEG Games Esports and Other Revenue

The Company derives revenue sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting and data analytic services provided to game operators. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, which generally can range from one month to one year in duration, beginning on the date the customer is provided access to the Company’s hosted software platform. The revenue from the operation of game centers by the Company was recognized when a customer purchased time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of concessions was recognized at the point of sale.

The software subscriptions also allow for game center operators to enable their equipment to mine cryptocurrency when gaming stations are not in use by the end user. The software allows the participating game center operators to contribute their computer power for the purpose of adding a block to the blockchain within a mining pool where the Company and the participating game center operators are participants. The Company’s software enables the participating game center operators to enter into mining pools with mining pool operators to provide computing power to the mining pool to mine cryptocurrency digital assets. The Company and the participating game center operators are entitled to a fractional share of the fixed cryptocurrency digital asset award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company and participating game center operators’ fractional share is based on the proportion of computing power contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. A digital asset award is received by the Company from the mining pool, in the form of cryptocurrency (i.e., Ethereum), for successfully adding a block to the blockchain. The Company records a payable for the amount due to each participating game center operator, in the form of U.S. dollars, based on the participating game center operators’ computing power contributed toward the mining of the award less a fee charged by the Company. The amounts due to the participating game center operators are paid in U.S. dollars. The Company recognizes the fair value of the digital awards, net of fees and amounts payable to the game center operators, as revenue at the time the digital award is added to the blockchain using the price of the digital coin quoted in U.S. dollars. The transaction consideration of the digital award the Company receives, if any, is non-cash consideration. The Company records revenue on a net basis as it has determined it is the agent in the transactions with the mining pool and facilitates the provision of the computing power and payments for the participating game center operators. The transaction consideration for the mining of cryptocurrency is variable consideration as it is based on the number of blocks added to the blockchain and the amount of the digital asset received from the mining pool. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is currently no specific definitive guidance under U.S. GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

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

EEG Games Esports Event Management and Team Service Revenue

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

Impairment of Goodwill and long-lived assets

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, our business is classified into four reporting units: iGaming (including Argyll, Bethard and Lucky Dino), EGL, GGC, and Helix.

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in our management, strategy and primary user base. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss in accordance with Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The Company utilizes a discounted cash flow analysis, referred to as an income approach, and uses internal and market multiples, to assess reasonableness of assumptions, to determine the estimated fair value of our reporting units. For the income approach, significant judgments and assumptions including anticipated revenue growth rates, discount rates, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on our operating and capital forecasts. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, the Company also considers the combined fair values of our reporting units to a reasonable market capitalization of the Company. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

In accordance with ASC 350, for goodwill, after considering the asset impairment charges to the asset groups, the Company performed its interim and annual goodwill impairment tests, that compared the estimated fair value of each reporting unit to their respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment tests performed indicated that the carrying value of the EGL, GGC and Helix reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recognized impairments of goodwill of $1,895,164 for the EGL reporting unit, $8,831,000 for the GGC reporting unit, $12,393,591 for the Helix reporting unit, for a total of $23,119,755 for the EEG Games segment, and $3,852,876 for the iGaming Argyll UK reporting unit of the iGaming segment, totaling $26,972,631 for the year ended June 30, 2022 in asset impairment charges in the consolidated statements of operations. As of June 30, 2022, the Company determined there was no impairment related to the remaining goodwill of the Company consisting of $19,660,481 in the iGaming Malta reporting unit and EEG iGaming segment and $2,614,832 in the GGC reporting unit and EEG Games segment. The fair value of the iGaming Malta reporting unit exceeded the carrying value in total by approximately 29.3% and the fair value of the GGC reporting unit exceeded the carrying value in total by approximately 12.2%. A decrease of 1.0% in our terminal growth rate would not result in impairment of goodwill for the iGaming Malta or the GGC reporting units. An increase of 1.0% in our discount rate would not result in impairment of goodwill for iGaming Malta or the GGC reporting units.

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

During the year ended June 30, 2022, the Company had concluded the fair values of certain equipment and other long-lived assets, including finite lived intangible assets were lower than their current carrying values, and had recognized impairment totaling $3,644,048 and $12,100,997 for the Argyll, EGL, GGC and Helix tradenames and developed technology and software, respectively, $1,675,580 for the Argyll and EGL player relationships, $35,519 for the Argyll gaming licenses, $653,107 for the Argyll, EGL and Helix Game Centers computer equipment, leasehold improvements, furniture and equipment and finance lease assets and $1,416,807 for the impairment of the Helix Game Centers operating lease right-of-use assets.

The total asset impairment charges in the consolidated statements of operations for the year ended June 30, 2022 for equipment and other long-lived assets, including finite lived intangible assets was $19,526,058, including $4,016,503 from EEG iGaming segment and $15,509,555 from the EEG Games segment.

Derivative financial instruments

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives. The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability in the balance sheet. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative at each balance sheet date and records the change in the fair value of the remaining embedded derivative as other income or expense in the consolidated statements of operations.

Off Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

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

As of June 30, 2022, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) Internal Control – Integrated Framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an ongoing and/or separate formal evaluation to determine whether the components of internal control are present and functioning within the period under audit;
2.	We did not have sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of certain completed or non-recurring transactions, and certain procedures for preparing the financial statements and disclosures.
3.	We did not have sufficient controls in place as it relates to information technology (“IT”) controls and IT technology controls were not formally evaluated to determine operating effectiveness, including the evaluation of system organization controls and related complementary user entity controls.

The material weaknesses described above could result in misstatements of the accounts and disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this annual report.

Remediation Plans and Actions

Management has taken, and will continue to take, several actions to remediate the identified material weaknesses. By fiscal year end 2022:

●	the Company hired an internal audit executive to establish an internal audit function and guide management’s efforts related to the identification, implementation, execution, and monitoring of an effective internal control environment;

●	Developed plans and templates for executing the design, documentation, and implementation of internal controls; and

●	Began the implementation of an electronic governance risk and compliance (“EGRC”) software solution to manage the Company’s internal control documentation and evaluation process; and

Although management believes the Company has made improvements, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company will, among other things:

●	conduct training for process and control owners about the system of internal control and Sarbanes-Oxley requirements and control design and execution best practices;

●	continued implementation of the EGRC software solution to execute management’s internal control assessment process;

●	reinforce accountability and retaining required supporting control documentation. The Company will evaluate and implement a more controlled repository for retaining evidence;

●	implement reporting tools and procedures for the monitoring of SOX compliance throughout the organization;

●	perform detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigate risks of any unavoidable conflicts; and

●	perform detailed assessment and evaluation of information technology general controls to ensure the proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

In addition, under the direction of the Audit Committee of the Company’s Board of Directors, management will continue to develop and implement policies and procedures to improve the overall effectiveness of internal control over financial reporting. Management believes the foregoing efforts will effectively remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of October 13, 2022 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Grant Johnson	62	President, Secretary/ Treasurer, Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors
Damian Mathews	50	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) and Chief Operating Officer and Director
John Brackens	42	Chief Information Officer and Chief Technology Officer and Director
Lydia Roy	50	Group General Counsel and Compliance, Corporate Secretary
Jennifer Pace	59	Chief People Officer
Alan Alden	61	Director
Jan Jones Blackhurst	73	Director
Chul Woong Lim	40	Director
Kaitesi Munroe	30	Director

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

Damian Mathews

Mr. Mathews has been the Chief Financial Officer of the Company since April 2022, adding the role of Chief Operating Officer in June 2022. Mr. Mathews has been a member of the Board of Directors since June 2020 serving as Audit Committee Chair prior to his appointment as Chief Financial Officer. Mr. Mathews combines over 25 years of experience in senior finance positions within investment management, banking and accounting. Previously, he had been involved with the Qatar and Abu Dhabi Investment Company (a sovereign wealth fund owned investment company) as Chief Financial Officer from 2014 to 2020. From 2012 to 2014 he was a Director of his own consultancy business, NZ Pacific Investments, in New Zealand. From 2009 to 2012 he held senior management positions including General Manager Finance (New Zealand); Head of Finance and Operations Americas (United States); and Head of Change Management (Australia) at Commonwealth Bank of Australia Group. From 2007 to 2008 Damian was a Director in Product Control at ABN Amro bank in London. From 2002 to 2006 he held various senior financial controller positions at Royal Bank of Scotland Group in London. From 1998 to 2002 he was an Assistant Vice President at Credit Suisse First Boston investment bank in London and the Bahamas. From 1994 to 1998, he was an Assistant Manager at KPMG accountants in London. He has a joint honors undergraduate degree in Economics and Politics from the University of Bristol in the United Kingdom and is a fellow of the Institute of Chartered Accountants in England and Wales.

John Brackens

Mr. Brackens has been the Chief Information Officer and Chief Technology Officer of the Company since 2019. Mr. Brackens has been a member of the Board of Directors since September 2022. Mr. Brackens combines over 12 years of experience in information technology senior management following a 4-year career leading customer experience teams. Previously, he had been involved in five organizations within the game industry holding positions including Chief Operating Officer, Treasurer, Foreign Director, and Network Operations Manager. From 2018 through January 2019, Mr. Brackens was the Operations Director for Carte Blanche Entertainment, Inc., an iGaming company. From 2016 to 2017, he was Chief Operating Officer for Sparkjumpers Pte Ltd., a company involved in video game development and eSports tournament events. From January 2014 to January 2016, he was Manager of Network Operations of Activision Blizzard - Demonware an entertainment company that focused on AAA game development. Mr. Brackens studied Electrical Engineering at Arizona State University. On September 26, 2019, Mr. Brackens was appointed chief technology officer of the Company.

Lydia Roy

Ms. Roy has been Group General Counsel and Compliance, Corporate Secretary for the Company since February 2022. Ms. Roy joined the Company in 2021 as Head of Legal, Esports. Prior to joining the Company, Ms. Roy served as senior counsel for Flutter Entertainment- The Stars Group Brand and several multinational corporations ranging from gaming, logistics and security. Ms. Roy received a bachelor’s degree in Political Science and Sociology from the University of Ottawa. She received a J.D. and L.LL from the University of Ottawa Law School. Ms. Roy is a member of the Law Society of Ontario in Canada and a member of the Massachusetts Bar. She is licensed to practice in Ontario Canada, Massachusetts and Florida as Authorized House Counsel Florida Bar.

Jennifer Pace

Ms. Pace has been the Chief People Officer of the Company since September 2022. Previously, Ms. Pace was the Senior Vice President of Human Resources and Administration since September 2021. Ms. Pace combines over 2.5 years of experience in iGaming/gaming senior management following a 22-year career in the financial services sector. Ms. Pace has served as senior vice president of human resources and administration of the Company since September 2021. Ms. Pace was the Vice President of Payments and People Operations of the Company from April 2020 to September 2021 and the Head of Payments of the Company from January to April 2020. She was also the company secretary for Western Union Business Solutions from February to December 2018 and for Western Union Malta Holdings Limited and Western Union Malta Ltd from December 2017 to December 2018. From November 2014 to December 2018, she was a director of Western Union Business Solutions, Western Union Malta Holdings Limited and Western Union Malta Ltd. From 2011 through 2018, Ms. Pace was the country manager for Western Union Business Solutions, a financial services and B2B payments company. From 2009 to 2011, she was country manager Malta/Cyprus & Lebanon for Travelex Financial Services Ltd, a company involved in financial services and B2B Payments. From 1992 to 2000, she was a business development manager and FX Trader of Thomas Cook Financial Services Ltd, a financial services Business to Business and Business to Customer company that focused on foreign exchange. Ms. Pace is also currently a director of Esports Entertainment (Malta) Ltd, Prozone Ltd, BHGES PLC., all iGaming licensed companies. Ms. Pace holds a level 3 CISI Finance and Financial Management Services qualification, Level 3 and an MQF Level 7 (MA equivalent) in Advanced Employment Law.

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

Janis Jones Blackhurst

Ms. Jones Blackhurst served as a director of Caesars Entertainment, Inc. (Nasdaq: CZR) since October 2019. Ms. Jones Blackhurst served as Executive Vice President, Public Policy and Corporate Responsibility of Caesars from May 2017 through September 2019. Ms. Jones Blackhurst also served as Executive Vice President of Communications and Government Relations of Caesars from November 2011 until May 2017 and as Senior Vice President of Communications and Government Relations of Caesars from November 1999 to November 2011. Ms. Jones Blackhurst has over 20 years of experience in the gaming industry and has played a key role in innovating responsible gaming programs that are now used throughout the industry. Ms. Jones Blackhurst serves as the Chairwoman of the Public Education Foundation and as Chief Executive-In-Residence of the UNLV International Gaming Institute. Ms. Jones Blackhurst became Executive Director, UNLV Black Fire Leadership Initiative January 2021. Since February 2021, Ms. Jones Blackhurst has served as a director of Gaming & Hospitality Acquisition Corp. Prior to joining Caesars, Ms. Jones Blackhurst served two terms as Mayor of Las Vegas, from 1991 until 1999.

Chul Woong Lim

Since October 2020 Mr. Lim has been CEO for Studio KOO based in Seoul, South Korea. Between 2022 and 2018 Mr. Lim was Director of Global Business for Loud Communications based in Seoul, South Korea. Between 2014 and 2018 Mr. Lim was the Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he was responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the eSports World Championship and other international esports tournaments. During 2010, Mr. Lim was Deputy Manager of Sports Marketing with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. Mr. Lim was one of our Directors between January 30, 2015, and October 26, 2016. Mr. Lim received a B.S. in Physical Education from Seoul National University.

Kaitesi Munroe

Ms. Munroe has served as a Principal of Cozen O’Connor, Public Strategies since June 2021. Prior to joining Cozen O’Connor, Ms. Munroe was the Government Affairs & Social Impact Associate at The Madison Square Garden Company from November 2019 to April 2021, where she assisted in the implementation and operation of the MSG Relief Fund, a $2.6 million fund to support MSG employees impacted by the COVID-19 pandemic. She also served on the company’s 15-member Diversity & Inclusion Advisory Council to promote equity within the workforce and supply chain. Ms. Munroe was a legislative analyst for the New York State Assembly from June 2015 to November 2019, where she designed the enabling legislative framework for implementing Daily Fantasy Sports in New York that generated millions in state revenue. She co-founded the Caucus Young Professionals in November 2018, which has raised more than $15,000 to implement the first ever Annual Young Professional Networking Receptions for the NYS Association of Black and Puerto Rican Legislators’ Caucus weekend.

Mr. Alden, Ms. Jones Blackhurst, Mr. Lim and Ms. Munroe, are independent directors as that term is defined in Section 5605(a)(2) of the Nasdaq rules.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a). To the Company’s knowledge, based solely on a review of reports furnished to it, for the year ended June 30, 2022, all of the Company’s officers, directors and ten percent holders have made the required filings.

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

Our Board of Directors consists of 7 members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq rules.

In making the determination of whether a member of the Board of Directors is independent, our Board of Directors considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that Mr. Alden, Ms. Jones Blackhurst, Mr. Lim, and Ms. Munroe are qualified as independent and do not have any material relationships with us that might interfere with exercising independent judgment.

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

Our independent directors noted above are independent within the meaning of the Nasdaq rules.

The members of each committee are, as follows:

Audit Committee: Mr. Alden, Ms. Jones Blackhurst and Mr. Lim. Mr. Alden serves as the Chair of the Audit Committee.

Compensation Committee: Ms. Jones Blackhurst, Mr. Lim and Ms. Munroe. Ms. Jones Blackhurst serves as Compensation Committee Chair.

Nominating and Governance Committee: Mr. Alden, Ms. Jones Blackhurst and Ms. Munroe. Ms. Jones Blackhurst serves as Chair of the Nominating and Governance Committee.

Audit Committee

The Audit Committee oversees our accounting and financial reporting processes and oversees the audit of our consolidated financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

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

Nominating and Corporate Governance Committee

The purpose of the Nominating and Corporate Governance Committee is to recommend to the Board of Directors nominees for election as directors and persons to be elected to fill any vacancies on the Board of Directors, develop and recommend a set of corporate governance principles and oversee the performance of the Board of Directors.

The Committee’s responsibilities include:

●	recommending to the Board of Directors’ nominees for election as directors at any meeting of stockholders and nominees to fill vacancies on the Board of Directors;
●	considering candidates proposed by stockholders in accordance with the requirements in the Committee charter;
●	overseeing the administration of the Company’s code of business conduct and ethics;
●	reviewing with the entire Board of Directors, on an annual basis, the requisite skills and criteria for Board of Directors candidates and the composition of the Board of Directors as a whole;
●	the authority to retain search firms to assist in identifying Board of Directors candidates, approve the terms of the search firm’s engagement, and cause the Company to pay the engaged search firm’s engagement fee;
●	recommending to the Board of Directors on an annual basis the directors to be appointed to each committee of the Board of Directors;
●	overseeing an annual self-evaluation of the Board of Directors and its committees to determine whether it and its committees are functioning effectively; and
●	developing and recommending to the Board of Directors a set of corporate governance guidelines applicable to the Company.

The Nominating and Corporate Governance Committee may delegate any of its responsibilities to subcommittees as it deems appropriate. The Nominating and Corporate Governance Committee is authorized to retain independent legal and other advisors, and conduct or authorize investigations into any matter within the scope of its duties.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www.esportsentertainmentgroup.com. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

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

Board and Committee Meetings

Our Board of Directors held eleven formal board meetings and four formal Audit Committee meetings during year ended June 30, 2022. Our Board of Directors held ten formal board meetings and four formal Audit Committee meetings during year ended June 30, 2021.

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

Item 11. Executive Compensation.

For the year ended June 30, 2022, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	Grant Johnson, Chief Executive Officer;
●	Dan Marks, Chief Financial Officer, through March 2022;
●	Stuart Tilly, Chief Operations Officer and Legal Counsel through May 2022 (remains an advisor to the Company);
●	Damian Mathews, Chief Financial Officer from April 2022 and Chief Operating Officer from June 2022; and
●	John Brackens, Chief Information Officer and Chief Technology Officer.

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2022 and 2021 (collectively, the “Named Executive Officers”) who served in such capacities. We have included the Chief Financial Officer and the Chief Operating Officer who resigned from their positions during the year. We included their replacement Damian Mathews and his compensation for the period of employment. We included John Brackens the Chief Information Officer and Chief Technology Officer as he was the next highly compensated after the resignations and replacement of the Chief Financial Officer and the Chief Operating Officer.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards(1)	Other Annual Compensation	All Other Compensation	Total
Grant Johnson,	2022	$300,000	—	—	164,322	—	$14,800	$479,122
Chief Executive Officer and President(2)	2021	$300,000	—	92,000	192,000	—	14,800	$598,800

Damian Mathews,	2022	$68,811	—	142,400	160,054	—	11,500	$382,765
Chief Financial Officer and Chief Operating Officer(3)	2021	$—	—	—	64,000	—	20,000	$84,000

John Brackens,	2022	$200,000	—	—	164,322	—	—	$364,322
Chief Information Officer and Chief Technology Officer (4)	2021	$207,400	—	52,794	128,000	—	—	$388,194

Stuart Tilly,	2022	$293,054	—	—	137,646	—	—	$430,700
Former Chief Legal Counsel and Chief Operating Officer (5)	2021	$320,013	—	23,000	32,000	—	—	$375,013

Daniel Marks,	2022	$162,000	—	—	—	—	—	$162,000
Former Chief Financial Officer (6)	2021	$216,000	—	23,000	48,000	—	—	$287,000

(1)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(2)	Annual salary of $300,000. During the year ended June 30, 2022, the Chief Executive Officer (CEO) was issued 30,800 stock options at $5.34 fair value grant price. All other compensation includes $4,800 for office rent reimbursement and $10,000 for car allowance. During the year ended June 30, 2021, Mr. Johnson was issued 20,000 shares of Common Stock at $4.60 grant price and 60,000 stock options at $3.20 fair value grant price.,

(3)	Annual salary of $300,000. During the year ended June 30, 2022, the Chief Financial Officer (CFO) was issued 200,000 shares of Common Stock at $0.71 grant price. As part of his role as non-executive director Mr. Mathews received director fees of $11,500 and was issued 30,000 stock options at $5.34 fair value grant price during the year ended 2022 and received director fees of $20,000 and 20,000 stock options at $3.20 fair value grant price during the year ended 2021.

(4)	Annual salary of approximately $200,000. Mr. John Brackens has served as the Company’s Chief Information Officer (CIO) and Chief Technology Officer (CTO) since September 20, 2019. During the year ended June 30, 2022, Mr. Brackens was issued 30,800 stock options at $5.34 fair value grant price. During the year ended June 30, 2021, Mr. Brackens was issued 300 shares, 7,500 shares and 2,367 shares of Common Stock at $4.25, $4.60 and $7.19 grant price, respectively. Mr. John Brackens was issued 40,000 stock options at $3.20 fair value grant price.

(5)	Annual salary of approximately $320,000. Mr. Stuart Tilly was appointed as the Company’s Chief Legal Counsel on June 15, 2020 and later promoted to Chief operating Officer on January 28, 2022. Mr. Tilly resigned from his role as Chief Operating Officer on May 31, 2022 but remained as an advisor to the Company. Mr. Tilly was compensated through a legal consultancy agreement that requires payments of £18,000 per month to his law firm, and he also received $500 per month through an employment agreement as Company Secretary and Legal Advisor. During the year ended June 30, 2022, Mr. Tilly was issued 25,800 stock options at $5.34 fair value grant price. During the year ended June 30, 2021, Mr. Tilly was issued 5,000 shares of Common Stock at $4.60 grant price, and 10,000 stock options at $3.20 fair value grant price. Mr. Tilly resigned from his positions as Chief Legal Counsel and Chief Operating Officer of the Company on May 31, 2022.

(6)	Annual salary of $216,000. Mr. Daniel Marks was appointed as the Company’s Chief Financial Officer (CFO) on June 15, 2020 and resigned on March 31, 2022. All stock options granted and outstanding, including the 30,800 granted during the year ended June 30, 2022 were forfeited. During the year ended June 30, 2021 the CFO was issued 5,000 shares of Common Stock at $4.60 grant price, and 15,000 stock options at $3.20 fair value grant price. Mr. Marks resigned from his position as Chief Financial Officer of the Company on March 11, 2022.

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

Damian Mathews

On April 2, 2022, the Company entered into a consultancy agreement to retain the services of Mr. Damian Mathews to serve as the Company’s Chief Financial Officer (“CFO”), and in June 2022 the agreement was amended as he was appointed as Chief Operating Officer (“COO”) in addition to his role as CFO. Mr. Mathews salary is approximately $300,000 per annum. The Company remits monthly payments to its Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 200,000 shares of Common Stock to the Chief Financial Officer.

The employment agreement with Mr. Mathews is for one year and is automatically extended for an additional one year term unless the Company or Mr. Mathews provides written notice within 60 days notice prior to the end of the current employment term. Mr. Mathews is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board of Directors. Mr. Mathews participates in the executive stock option plan consistent with other C-level officers. The employment agreement with Mr. Mathews may be terminated with or without cause. Upon termination Mr. Mathews’ employment because of disability, the Company shall pay or provide Mr. Mathews (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Mathews’ employment because of death, Mr. Mathews’ estate shall be entitled to any Accrued Benefits. Upon the termination Mr. Mathews’ employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Mathews any Accrued Benefits.

John Brackens

On May 9, 2019, the Company entered into an employment agreement with Mr. John Brackens to serve as the Company’s Chief Information Officer and Chief Technology Officer with a salary of $120,000 per annum. On September 20, 2019, the Company entered in a new employment agreement with Mr. Brackens to update Mr. Brackens position with the Company as its Chief Technology Officer. Under this amended agreement, Mr. Brackens was to receive an initial base salary of $120,000 per annum with his salary increased to $144,000 per annum upon the Company’s completion of financing in excess of $5,000,000. On May 1, 2020, the Company further amended the employment agreement with Mr. Brackens to update Mr. Bracken’s salary to $144,000 per annum. On February 22, 2021, the employment agreement with Mr. Brackens was amended further to increase Mr. Bracken’s salary effective from March 1, 2021 to approximately $200,000 payable in U.S. dollars and Euro.

The employment agreement with Mr. Brackens is for one year and is automatically extended for an additional one year term unless the Company or Mr. Brackens provides written notice within 60 days notice prior to the end of the current employment term. Mr. Brackens is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board of Directors. Mr. Brackens participates in the executive stock option plan consistent with other C-level officers. The employment agreement with Mr. Brackens may be terminated with or without cause. Upon termination Mr. Brackens’ employment because of disability, the Company shall pay or provide Mr. Brackens (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Brackens’ employment because of death, Mr. Brackens’ estate shall be entitled to any Accrued Benefits. Upon the termination Mr. Brackens’ employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Brackens any Accrued Benefits.

Outstanding Equity Awards at June 30, 2022

The following table summarizes the outstanding equity award holdings held by our named executive officers and directors at June 30, 2022.

Name	Grant date	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
Alan Alden, Director (1)	October 8, 2020	20,000	$4.82	January 7, 2026
	October 1, 2021	30,000	$6.71	October 1, 2026
Chul Wong Lim, Director (2)	October 8, 2020	20,000	$4.82	January 7, 2026
	October 1, 2021	30,000	$6.71	October 1, 2026
Grant Johnson, Chief Executive Officer (3)	October 8, 2020	60,000	$4.82	January 7, 2026
	October 1, 2021	30,800	$6.71	October 1, 2026
Damian Mathews, Chief Financial Officer and Chief Operating Officer (4)	October 8, 2020	20,000	$4.82	January 7, 2026
	October 1, 2021	30,000	$6.71	October 1, 2026
John Brackens, Chief Information Officer and Chief Technology Officer (5)	October 8, 2020	40,000	$4.82	January 7, 2026
	October 1, 2021	30,800	$6.71	October 1, 2026
Lydia Roy, Group General Counsel and Compliance, Corporate Secretary (6)	October 1, 2021	20,200	$6.71	October 1, 2026
Jennifer Pace, Chief People Officer (7)	October 8, 2020	20,000	$4.82	January 7, 2026
	October 1, 2021	30,000	$6.71	October 1, 2026

(1)	Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Compensation Committee from October 1, 2020.

(2)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation Committee from October 1, 2020.

(3)	Mr. Johnson was appointed as an Executive Director of Esports Entertainment Group, Inc. in 2013 and a member of the Compensation Committee from October 1, 2020.

(4)	Mr. Mathews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit Committee from October 1, 2020. Mr. Mathews resigned from his role as Non-Executive Director on appointment as Chief Financial Officer on April 2, 2022 and as an Executive Directory. Mr. Mathews also took on the role of Chief Operating Officer on June 1, 2022.

(5)	Mr. Brackens was appointed Chief Information Officer and Chief Technology Officer from October 1, 2020. Mr. Brackens also took on the role of a member of the Board on September 1, 2022.

(6)	Ms. Roy was appointed Group General Counsel and Compliance, Corporate Secretary of the Company from February 7, 2022.

(7)	Ms. Pace was appointed Chief People Officer of the Company from September 1, 2022.

Stock Incentive Plans

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At June 30, 2022, there was a maximum of 1,967,936 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Plan were transferred to the 2020 Plan. As of June 30, 2022, there were 857,410 shares of Common Stock available for future issuance under the 2020 Plan.

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

In the discretion of the Board of Directors, options granted pursuant to the 2020 Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our Common Stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to 2020 Plan be exercisable by its terms after the expiration of ten years from the date of grant.

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

Directors’ Compensation

The table below shows the compensation paid to our non-executive directors during the year ended June 30, 2022.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Chul Woong Lim (3)	2022	$10,000	$—	$133,378	$143,378
	2021	$20,000	$—	$64,079	$84,079
Alan Alden (4)	2022	$20,000	$—	$133,378	$153,378
	2021	$20,000	$—	$64,079	$84,079
Warwick Bartlett (5)	2022	$8,548	$—	$106,703	$115,251
	2021	$20,000	$—	$64,079	$84,079
Damian Mathews (6)	2022	$11,500	$—	$133,378	$144,878
	2021	$20,000	$—	$64,079	$84,079
Mark Nielsen (7)	2022	$5,000	$—	$133,378	$138,378
	2021	$—	$—	$—	$—
Jan Jones Blackhurst (8)	2022	$15,000	$—	$—	$15,000
	2021	$—	$—	$—	$—
Kaitesi Munroe (9)	2022	$5,000	$—	$—	$5,000
	2021	$—	$—	$—	$—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(3)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation Committee as from October 1, 2020. Mr. Lim was appointed to the Audit Committee effective May 3, 2022.
(4)	Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. as from October 1, 2020. Mr. Alden was appointed to the Nominating and Governance Committee and as Chair of the Audit Committee on June 1, 2022.
(5)	Mr. Bartlett was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Governance Committee as from October 1, 2020. Mr. Bartlett resigned from his position as a Non-Executive Director of the Company on March 4, 2022.
(6)	Mr. Mathews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit Committee as from October 1, 2020. Mr. Mathews resigned from his role as Non-Executive Director on appointment as Chief Financial Officer on April 2, 2022 and as an Executive Director. Mr. Mathews also took on the role of Chief Operating Officer on June 1, 2022.
(7)	Mr. Nielsen was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and the Audit Committee as from October 21, 2021. Mr. Nielsen resigned from his position as a Non-Executive Director of the Company on June 15, 2022.
(8)	Ms. Jones Blackhurst was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. from May 3, 2022. Ms. Jones Blackhurst was appointed to the Audit committee effective May 3, 2022, as Chair of the Compensation Committee and as Chair of the Nominating and Governance committee effective May 25, 2022.
(9)	Ms. Munroe was appointed as a Non-Executive Director of Esports Entertainment Group, Inc from May 17, 2022. Ms. Munroe was appointed to the Compensation Committee, Nominating and Governance Committee effective June 1, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information regarding our voting shares beneficially owned as of October 12, 2022, one business day preceding this filing, and is based on 70,922,944 shares issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the tables for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

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

The following shows the stock ownership of our current officers, directors and any persons known to us who owns more than 5% of our Common Stock as of October 12, 2022, one business day preceding this filing.

Name and Address of Beneficial Owner	Number	Percent
Grant Johnson (1) 475 Morrison Road Oakville, ON, Canada	3,494,134	4.85%
Damian Mathews (2) 69 De Luen Avenue Tindalls Beach, Whangaparaoa Auckland 0930	258,000	*
Lydia Roy (3) 801 US Hwy 1, North Palm Beach, Florida 33408	20,200	*
Jennifer Pace (4) Flat 6, Block D, II Pjazza Birbal Street, Balzan, BZN9015, Malta	56,463	*
John Brackens (5) The Terraces, Triq is-Simar, Apt.7A, Xemxija St Paul’s Bay, Malta SPB9026	89,092	*
Alan Alden (6) 202, Yucca, Swieqi Road Swieqi, SWQ 3454, Malta	54,762	*
Jan Jones Blackhurst (7) 100 West Liberty Street, 12th Floor, Reno, NV, 89501	-	*
Chul Woong Lim (8) 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	70,780	*
Kaitesi Munroe (9) 330 Angelo Cifelli Driver Apt 318 Harrison, New Jersey, 07029	-	*
All Officers and Directors as a group (nine persons)	4,043,431	5.61%

*	less than 1%

(1)	Includes holds 3,403,334 shares of Common Stock and 90,800 options to purchase shares of Common Stock currently exercisable.

(2)	Includes 208,000 shares of Common Stock and 50,000 options to purchase shares of Common Stock currently exercisable.

(3)	Includes 20,200 options to purchase shares of Common Stock currently exercisable.

(4)	Includes 6,463 shares of Common Stock and 50,000 options to purchase shares of Common Stock currently exercisable.

(5)	Includes 18,292 shares of Common Stock and 70,800 options to purchase shares of Common Stock currently exercisable.

(6)	Includes 4,762 shares of Common Stock and 50,000 options to purchase shares of Common Stock currently exercisable.

(7)	No current holdings.

(8)	Includes 20,780 shares of Common Stock and 50,000 options to purchase shares of Common Stock currently exercisable.

(9)	No current holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our Company’s policy with regard to related party transactions is for the Board of Directors, or the individual delegated to by the Board of Directors, approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

The Company reimburses the Chief Executive Officer for office rent and related expenses. The Company incurred charges for the Chief Executive Officer for office expense reimbursement of $4,800 the year ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, there were no amounts payable to the Chief Executive Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $26,148 and $96,020 for years ended June 30, 2022 and 2021, respectively, in accordance with these agreements. As of June 30, 2022 and 2021, there were no amounts payable to Contact Advisory Services Ltd.

The Company had retained services from a member of its Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($21,920 translated using the exchange rate in effect at June 30, 2022) per month to the firm that is controlled by this member of the Board of Directors. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board of Directors and from their role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated. The member remained as an advisor to the Company with an annual fee of $60,000.

The Company retained the services of its Chief Financial Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remits monthly payments to its Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 200,000 shares of Common Stock to the Chief Financial Officer.

The Company had transactions with Tilt, LLC a game center operator controlled by the head of GGC. This included net sales to the game center of $222,559 for game center equipment, and amounts paid to Tilt. LLC of $33,600 for equipment leased, $16,589 for services, $20,128 for cryptocurrency mining and $140,000 for purchases of computer inventory.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2022 and 2021, including review of our interim financial statements were $968,883 and $104,250, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $245,000 and $282,404 for audit related fees during the fiscal years ended June 30, 2022 and 2021, respectively, which related to filings with the SEC and audits of acquisitions by the Company during the year ended June 30, 2022.

Tax and Other Fees. We did not incur fees to our independent registered public accounting firm for tax and other services during the fiscal years ended June 30, 2022 and 2021.

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

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws	S-1	3.2	05/02/2019
3.3	Certificate of Designation with respect to the 10.0% Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.001 per share, dated November 10, 2021	8-K	3.1	11/16/2021
4.1	Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds, or other evidences of indebtedness	S-3/A	4.1	02/03/2021
4.2	Form of Representative Warrant	S-1	4.1	02/13/2020
4.3	Form of Senior Convertible Note	8-K	4.1	06/01/2021
4.4	Description of Securities				X
4.5	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated March 2, 2022	8-K	4.1	03/02/2022
10.1	Share Exchange Agreement dated May 20, 2013 by and among Company, Shawn Erickson, H&H Arizona Inc., Next Generation Holdings Trust, and the Shareholder of H&H Arizona Inc.	8-K	10.1	08/07/2014
10.2*	Amended and Restated Employment Agreement with Grant Johnson	10-K	10.9	10/01/2020
10.3*	Employment Agreement with John Brackens	8-K	10.1	05/23/2019
10.4	Form of Director Agreement	8-K	10.1	09/03/2020
10.5	Form of Engagement Agreement with Daniel Marks	10-K	10.27	10/01/2020
10.6	Stock purchase agreement, by and among Esports Entertainment Group, Inc., LHE Enterprises Limited, and AHG Entertainment, LLC	10-K	10.28	10/01/2020
10.7	Form of Warrant issued to AHG Entertainment, LLC	10-K	10.29	10/01/2020
10.8	Assignment of Intellectual Property Rights Agreement, by and among Esports Entertainment Group, Inc., AHG Entertainment Associates, LLC and Flip Sports Limited	10-K	10.30	10/01/2020
10.9	Consulting Agreement, by and among Esports Entertainment Group, Inc. and Rivington Law	10-K	10.31	10/01/2020
10.10	Consulting Agreement, by and between Esports Entertainment Group, Inc. and Rivington Law	8-K	10.1	12/08/2020
10.11	Asset Purchase Agreement, dated December 14, 2020, by and among Esports Entertainment (Malta) Limited, Lucky Dino Gaming Limited, and Hiidenkivi Esonia OU	8-K	10.1	12/17/2020

10.12	Share Purchase Agreement dated December 17, 2020, by and among Esports Entertainment Group, Inc., Phoenix Games Network Limited, and the shareholders of Phoenix Games Network Limited	8-K	10.1	12/21/2020
10.13	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and Helix Holdings, LLC	8-K	10.1	01/27/2021
10.14	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and ggCIRCUIT LLC	8-K	10.2	01/27/2021
10.15	Form of Share Purchase Agreement dated February 11, 2021 between Esports Entertainment Group, Inc. and certain purchasers	8-K	10.1	02/12/2021
10.16	Placement Agent Agreement dated February 11, 2021 by and between Esports Entertainment Group, Inc. , Maxim Group, LLC and Joseph Gunnar& Co.	8-K	10.2	02/12/2021
10.17	Form of Exchange Agreement	S-1	10.24	02/24/2020
10.18	Form of Lock-Up Agreement	S-1	10.25	02/24/2020
10.19	Form of Warrant Agency Agreement including Form of Unit A Warrant	S-1	10.28	03/30/2020
10.20	Form of B Warrant	S-1	10.29	03/30/2020
10.21	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC and the equity holders of Helix Holdings, LLC	8-K	10.1	05/26/2021
10.22	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC and the equity holders of ggCIRCUIT LLC	8-K	10.2	05/26/2021
10.23	Share Sale and Purchase Agreement, dated May 25, 2021, between the Company and Gameday Group Plc	8-K	10.1	05/28/2021
10.24	Form of Securities Purchase Agreement.	8-K	10.1	06/01/2021
10.25	Form of Registration Rights Agreement	8-K	10.2	06/01/2021
10.26	Form of Warrant	8-K	10.3	06/01/2021
10.27	Form of Subsidiary Guarantee	8-K	10.4	06/01/2021
10.28	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC, the equity holders of Helix Holdings, LLC and Lucosky Brookman LLP	8-K	10.1	06/07/2021
10.29	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of Helix Holdings, LLC	8-K	10.2	06/07/2021
10.30	Form of Helix Employment Agreement	8-K	10.3	06/07/2021
10.31	Form of Helix and GGC Non-Compete, Non-Solicitation and Non-Disclosure Agreement	8-K	10.4	06/07/2021
10.32	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC, the equity holders of ggCIRCUIT, LLC and Lucosky Brookman LLP	8-K	10.5	06/07/2021
10.33	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of ggCIRCUIT LLC	8-K	10.6	06/07/2021
10.34	October 2021 Waiver				X
10.35	Form of Amendment Agreement, dated July 13, 2021, between the Company and Gameday Group Plc.	8-K	10.1	07/15/2021
10.36	Form of Pledge of Shares Agreement, dated July 13, 2021, between Esports Entertainment Group, Inc., Gameday Group Plc., and Prozone Limited.	8-K	10.2	07/15/2021
10.37	Form of Side Letter dated July 13, 2021	8-K	10.3	07/15/2021
10.38	Director Agreement by and between the Company and Mr. Nielsen dated October 21, 2021	8-K	10.1	10/22/2021
10.39	Form Director Agreement	8-K	10.1	05/04/2022
10.40	Form Director Agreement	8-K	10.1	05/19/2022
10.41	Asset Purchase Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.1	06/16/2022
10.42	Assignment and Assumption Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.2	06/16/2022
10.43	Trademark License Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.3	06/16/2022
21.1	Subsidiaries of Esports Entertainment Group, Inc.				X
23.1	Consent of Friedman LLP				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Audit Committee Charter	S-1	99.1	05/02/2019
99.2	Compensation Committee Charter	S-1	99.2	05/02/2019
99.3	Nominating Committee Charter	S-1	99.3	05/02/2019
99.4	Audited consolidated financial statements of Helix as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A1	99.1	08/12/2021
99.5	Audited consolidated financial statements of GGC as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A1	99.2	08/12/2021
99.6	Unaudited consolidated financial statements of Helix as of and for the years ended March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A1	99.3	08/12/2021
99.7	Unaudited consolidated financial statements of GGC as of and for the years ended March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A1	99.4	08/12/2021
99.8	Unaudited Pro Forma Combined Financial Statements of Esports Entertainment group, Inc. as of March 31, 2021 and for the year ended June 30, 2020 and the nine months ended March 31, 2021.	8-K/A1	99.5	08/12/2021
99.9	Audited financial statements of Bethard Group Limited as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A2	99.1	08/12/2021
99.10	Unaudited condensed financial statements of Bethard Group Limited as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A2	99.2	08/12/2021
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: October 13, 2022	By:	/s/ Grant Johnson
Grant Johnson
Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant Johnson	Chief Executive Officer, Secretary, and	October 13, 2022
Grant Johnson	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Damian Mathews	Chief Financial Officer and Chief Operating Officer	October 13, 2022
Damian Mathews	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jan Jones Blackhurst	Director	October 13, 2022
Jan Jones Blackhurst

/s/ Chul Woong Lim	Director	October 13, 2022
Chul Woong Lim

/s/ Alan Alden	Director	October 13, 2022
Alan Alden

/s/ Kaitesi Munroe	Director	October 13, 2022
Kaitesi Munroe

ESPORTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID 711)	F-1-F-4

Consolidated Balance Sheets as of June 30, 2022 and 2021	F-5

Consolidated Statements of Operations for the years ended June 30, 2022 and 2021	F-6

Consolidated Statements of Comprehensive Loss for the years ended June 30, 2022 and 2021	F-7

Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended June 30, 2022 and 2021	F-8

Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021	F-9

Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Esports Entertainment Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Esports Entertainment Group, Inc. (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in 10% series A cumulative redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant accumulated deficit as of June 30, 2022, and recurring losses from operations and negative cash flows from operating activities, as well as the Company’s noncompliance with debt covenants of its senior convertible note at the balance sheet date, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Fair value measurement of contingent consideration and intangible assets acquired related to the acquisition of the business-to-consumer operations of Bethard Group Limited (hereafter “Bethard”)

Description of the Matter

As described in Notes 2 and 3 to the financial statements, on July 13, 2021 the Company completed the acquisition of the business-to-consumer operations of Bethard for total consideration of approximately $26.8 million, which included $6.7 million in contingent consideration, and resulted in approximately $18.1 million of intangible assets being recorded. The Company accounts for business combinations using the acquisition method, which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The contingent consideration is estimated using an income approach, which is based on a contractual amount owed based on projected revenues. The fair values of intangible assets acquired are typically estimated using an income approach, which is based on the present value of future discounted cash flows or cost based methods based on estimated costs to construct an asset. Management applied significant judgment in estimating the fair value of the contingent consideration and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the contingent consideration and intangible assets acquired related to the acquisition of Bethard is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when estimating the fair values of intangible assets acquired; (ii) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired; (iii) the significant audit effort in evaluating the reasonableness of the significant assumptions relating to the rate of future revenue growth and profitability of the acquired business and the discount rate; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included identifying and evaluating the design of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and contingent consideration, and controls over the development of the valuation models, as well as the significant assumptions related to the rate of future revenue growth and profitability of the acquired business and the discount rate, and the costs to create an asset. These procedures also included, among others, (i) reading the purchase agreement; and (ii) testing management’s process for estimating the fair values of the intangible assets acquired and contingent consideration. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth, profitability of the acquired business and the discount rate, and the estimated costs to construct the asset. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the historical performance of the acquired businesses and market comparable information, as well as economic and industry forecasts. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models and the reasonableness of the discount rate.

Impairment assessments of goodwill and long-lived assets

Description of the Matter

As described in Notes 2 and 7 to the financial statements, the Company reviews goodwill on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment is recognized in the amount by which the carrying value exceeds the fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value amounts are estimated by management using discounted cash flow models. Management’s cash flow models included significant judgements and assumptions relating to future cash flows, growth rates and discount rates. The Company’s consolidated goodwill and long-lived assets balances were approximately $22.3 million and $30.6 million respectively at June 30, 2022. Based on the results of the impairment assessment, management recorded impairment of the Company’s goodwill and long-lived assets of approximately $46.5 million for the year ended June 30, 2022.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and long-lived assets is a critical audit matter are (i) the significant judgement required by management when developing the fair values of the reporting units; and (ii) a high degree of auditor judgement, subjectivity and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the financial statements. These procedures included evaluating the design effectiveness of controls relating to management’s goodwill and long-lived asset impairment assessments, including controls over the determination of the fair values of the reporting units or assets, and future undiscounted cash flows used to determine if long-lived assets are recoverable. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting units or assets; (ii) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved, with the assistance of valuation specialists employed by us, evaluating whether the assumptions used by management were reasonable considering (i) the historical performance of the reporting units; (ii) the consistency with external market data and industry forecasts; and (iii) sensitivities over significant inputs and assumptions.

Fair value of derivative and warrant liabilities

Description of the Matter

As described in Notes 2, 12 and 18 to the financial statements, the Company issued a convertible note with detachable warrants that required management to assess whether the detachable warrants should be accounted for as a liability and whether the conversion feature of the convertible debt required bifurcation and separate valuation as a derivative liability. These instruments were determined to be liabilities and are classified as Level 3 as they contain one or more inputs to valuation which are unobservable and significant to their fair value measurement. The Company utilized valuation specialists to develop the valuation models and unobservable inputs to estimate fair value of these instruments. As of June 30, 2022, the fair values of the warrant and derivative liabilities were approximately $0.1 million and $9.4 million respectively.

The principal considerations for our determination that performing procedures relating to these instruments is a critical audit matter are (i) the significant judgment and estimation by management in determining the inputs to estimate fair value, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence obtained related to the fair value of these financial instruments, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included evaluating the design of controls relating to the Company’s determination of the fair value. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of fair value of these financial instruments and comparing management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness and accuracy of data provided by management, developing independent inputs and, as appropriate, evaluating and utilizing management’s aforementioned unobservable inputs.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey

October 13, 2022

Esports Entertainment Group, Inc.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021

ASSETS

Current assets
Cash	$2,517,146	$19,917,196
Restricted cash	2,292,662	3,443,172
Accounts receivable, net	304,959	136,681
Receivables reserved for users	2,941,882	2,290,105
Other receivables	372,283	658,745
Prepaid expenses and other current assets	1,543,053	3,264,344
Total current assets	9,971,985	29,710,243

Equipment, net	43,925	726,942
Operating lease right-of-use asset	164,288	1,272,920
Intangible assets, net	30,346,489	45,772,555
Goodwill	22,275,313	40,937,370
Other non-current assets	2,062,176	1,315,009

TOTAL ASSETS	$64,864,176	$119,735,039

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$12,344,052	$8,458,689
Liabilities to customers	4,671,287	3,057,942
Deferred revenue	575,097	22,110
Senior convertible note	35,000,000	-
Derivative liability	9,399,620	-
Current portion of notes payable and other long-term debt	139,538	223,217
Operating lease liability – current	364,269	414,215
Contingent consideration	3,328,361	-
Total current liabilities	65,822,224	12,176,173

Senior convertible note, net of unamortized discount	-	6,302,504
Notes payable and other long-term debt	-	221,300
Warrant liability	2,192,730	23,500,000
Deferred income taxes	-	1,870,861
Operating lease liability – non-current	669,286	878,809

Total liabilities	68,684,240	44,949,647

Commitments and contingencies (Note 13)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at June 30, 2022	7,781,380	-

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 40,922,944 and 21,896,145 shares issued and outstanding as of June 30, 2022 and June 30, 2021, respectively	40,923	21,896
Additional paid-in capital	144,874,173	122,341,002
Accumulated deficit	(149,140,426)	(46,908,336)
Accumulated other comprehensive loss	(7,376,114)	(669,170)
Total stockholders’ equity (deficit)	(11,601,444)	74,785,392

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$64,864,176	$119,735,039

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Operations

	Year Ended June 30,
	2022	2021

Net revenue	$58,351,650	$16,783,914

Operating costs and expenses:
Cost of revenue	24,164,661	7,861,317
Sales and marketing	25,728,220	10,038,524
General and administrative	51,321,978	24,610,511
Asset impairment charges	46,498,689	-
Total operating expenses	147,713,548	42,510,352

Operating loss	89,361,898	25,726,438

Other income (expense):
Interest expense	(6,423,039)	(698,973)
Loss on conversion of senior convertible note	(5,999,662)	-
Loss on extinguishment of senior convertible note	(28,478,804)	-
Change in fair value of derivative liability on senior convertible note	(10,882,241)	-
Change in fair value of warrant liability	31,468,270	(1,549,924)
Change in fair value of contingent consideration	2,355,308	(1,748,607)
Other non-operating income (loss), net	(584,466)	(460,328)
Total other income (expense), net	(18,544,634)	(4,457,832)

Loss before income taxes	107,906,532	30,184,270

Income tax benefit (expense)	5,674,442	3,811,536

Net loss	$102,232,090	$26,372,734

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(501,570)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(182,046)	-

Net loss attributable to common stockholders	$102,915,706	$26,372,734

Net loss per common share	$(3.56)	$(1.68)
Weighted average number of common shares outstanding, basic and diluted	28,886,918	15,723,618

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2022	2021

Net loss	$102,232,090	$26,372,734

Other comprehensive loss:
Foreign currency translation loss	6,706,944	669,170

Total comprehensive loss	$108,939,034	$27,041,904

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2022 and 2021

	10% Series A Cumulative Redeemable						Accumulated	Total
	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)

Balance as at July 1, 2020	-	$-	11,233,223	$11,233	$31,918,491	$(20,535,602)	$-	$11,394,122
Stock issued for Argyll acquisition	-	-	650,000	650	3,801,850	-	-	3,802,500
Stock issued for FLIP acquisition	-	-	187,616	188	2,217,433	-	-	2,217,621
Stock issued for EGL acquisition	-	-	355,620	356	2,791,127	-	-	2,791,483
Stock issued for ggCircuit acquisition	-	-	830,189	830	9,272,381	-	-	9,273,211
Stock issued for Helix acquisition	-	-	528,302	528	5,900,605	-	-	5,901,133
Common stock issued in equity financing, net of issuance costs	-	-	2,000,000	2,000	27,338,000	-	-	27,340,000
Stock options and warrant exercises	-	-	5,508,500	5,509	34,059,351	-	-	34,064,860
Common stock issued for services	-	-	602,695	602	4,024,144	-	-	4,024,746
Stock based compensation	-	-	-	-	1,017,620	-	-	1,017,620
Foreign exchange translation	-	-	-	-	-	-	(669,170)	(669,170)
Net loss	-	-	-	-	-	(26,372,734)	-	(26,372,734)
Balance as at June 30, 2021	-	$-	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392

Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	182,046	-	-	(182,046)	-	-	(182,046)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	(501,570)	-	-	(501,570)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	15,000,000	15,000	3,449,925	-	-	3,464,925
Conversion of senior convertible note	-	-	2,514,459	2,515	10,650,133	-	-	10,652,648
Issuance of common stock under the ATM, net of issuance costs	-	-	1,165,813	1,166	3,883,943	-	-	3,885,109
Common stock issued upon the exercise of stock options	-	-	14,000	13	67,466	-	-	67,479
Common stock issued for services	-	-	332,527	333	747,816	-	-	748,149
Stock based compensation	-	-	-	-	4,417,504	-	-	4,417,504
Foreign exchange translation	-	-	-	-	-	-	(6,706,944)	(6,706,944)
Net loss	-	-	-	-	-	(102,232,090)	-	(102,232,090)
Balance as at June 30, 2022	835,950	$7,781,380	40,922,944	$40,923	$144,874,173	$(149,140,426)	$(7,376,114)	$(11,601,444)

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(102,232,090)	$(26,372,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	12,026,581	3,416,252
Asset impairment charges	46,498,689	-
Right-of-use asset amortization	506,742	162,545
Stock-based compensation	5,165,653	4,129,726
Deferred income taxes	(5,671,861)	(4,136,258)
Loss on conversion of senior convertible note	5,999,662	-
Loss on extinguishment of senior convertible note	28,478,804	-
Amortization of debt discount and premium	3,389,055	467,504
Change in fair value of warrant liability	(31,468,270)	1,549,924
Change in fair value of contingent consideration	(2,355,308)	1,748,607
Change in the fair value of derivative liability	10,882,241	-
Gain on sale of business	(1,069,262)	-
Other non-cash charges, net	-	2,460
Changes in operating assets and liabilities:
Accounts receivable	(133,968)	76,040
Receivables reserved for users	(624,803)	(2,260,031)
Other receivables	193,224	10,477
Prepaid expenses and other current assets	1,530,812	(2,246,119)
Other non-current assets	161,645	(220,329)
Accounts payable and accrued expenses	5,029,309	4,312,871
Liabilities to customers	1,920,260	672,403
Deferred revenue	552,987	(83,339)
Operating lease liability	213,461	(108,363)
Other, net	-	(4,642)
Net cash used in operating activities	(21,006,437)	(18,883,006)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	(20,067,871)	-
Cash consideration paid for Lucky Dino, net of cash acquired	-	(28,930,540)
Cash consideration paid for ggCircuit	-	(14,993,977)
Cash consideration paid for Helix	-	(9,964,691)
Cash consideration paid for Argyll, net of cash acquired	-	(728,926)
Cash consideration paid for EGL, net of cash acquired	-	(622,503)
Cash consideration paid for FLIP	-	(100,000)
Proceeds from sale of assets	159,872	-
Purchase of intangible assets	(34,648)	(730,234)
Purchases of equipment	(137,729)	(62,385)
Net cash used in investing activities	(20,080,376)	(56,133,256)
Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	13,625,925	27,340,000
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock, net of issuance costs	7,599,334	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(501,570)	-
Issuance of common stock under the ATM, net of issuance costs	3,885,109	-
Payment of Bethard contingent consideration	(1,016,331)	-
Proceeds from exercise of stock options and warrants, net of issuance costs	67,479	26,584,860
Proceeds from issuance of Senior Convertible Note	-	35,000,000
Payment of debt issuance costs	-	(2,485,000)
Repayment of notes payable and finance leases	(171,661)	(83,659)
Net cash provided by financing activities	23,488,285	86,356,201
Effect of exchange rate on changes in cash and restricted cash	(952,032)	(332,879)
Net increase (decrease) in cash and restricted cash	(18,550,560)	11,007,061
Cash and restricted cash, beginning of year	23,360,368	12,353,307
Cash and restricted cash, end of year	$4,809,808	$23,360,368

A reconciliation of cash and restricted cash to the consolidated balance sheets follows:

	June 30, 2022	June 30, 2021
Cash	$2,517,146	$19,917,196
Restricted cash	2,292,662	3,443,172
	$4,809,808	$23,360,368

June 30, 2020
Cash	$12,353,307
Restricted cash	-
$12,353,307

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
	June 30, 2022	June 30, 2021
Interest	$2,434,291	$226,517
Income taxes	$(2,581)	$23,433

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$6,700,000	-
Conversion of senior convertible notes to common stock	$10,652,648	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$182,046	-
Right-of-use asset obtained in exchange for operating lease obligation	$1,112,960	-
Finance lease asset obtained in exchange for financing lease obligation	$96,018	-
Fair value of warrants issued as debt discount on senior convertible note	$-	$26,680,000
Common stock issued for ggCircuit	$-	$9,273,211
Common stock issued for Helix	$-	$5,901,133
Common stock issued for Argyll	$-	$3,802,500
Fair value of warrants issued for Argyll acquisition	$-	$2,750,076
Settlement of Argyll acquisition warrant liability for common stock	$-	$7,480,000
Common stock issued for EGL at closing	$-	$2,193,833
Settlement of EGL contingent holdback consideration in common stock	$-	$597,650
Common stock issued for FLIP acquisition at closing	$-	$411,817
Settlement of FLIP contingent consideration in common stock	$-	$500,000
Right-of-use assets and liabilities acquired through operating leases	$-	$1,408,942
Equipment acquired through finance lease	$-	$117,979
Share settlement of liabilities to be settled in stock account	$-	$927,855

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to the Consolidated Financial Statements

June 30, 2022

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (the “Company” or “EEG”) was formed in the State of Nevada on July 22, 2008 under the name Virtual Closet, Inc., before changing its name to DK Sinopharma, Inc. on June 6, 2010 and then to, Vgambling, Inc. on August 12, 2014. On or about April 24, 2017, Vgambling, Inc. changed its name to Esports Entertainment Group, Inc.

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”).

On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix operated esports centers that provided esports programming and gaming infrastructure. The Helix game center assets in Foxboro, MA and North Bergen, NJ, herein referred to as the “Helix Game Centers” were sold on June 10, 2022. EEG Labs, the analytics platform, and the yet to be released proprietary player-versus-player wagering platform Betground (previously referred to as LanDuel) from the Helix acquisition were retained. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”). The acquisition of Bethard is discussed further in Note 3, Business Combinations.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Reportable Segments

The Company operates two complementary business segments:

EEG iGaming

EEG iGaming includes the Company’s iGaming casino and sportsbook product offerings. Currently, the Company operates the business to consumer segment primarily in Europe.

EEG Games

EEG Games delivers esports entertainment experiences to gamers through a combination of 1) the Company’s proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through the Company’s EGL tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground our proprietary wagering product). Currently, we operate our esports EEG Games business in the United States and Europe.

These segments consider the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and accounting for equity awards related to warrants and stock-based compensation, determination of fair value for derivative instruments, the valuation and recoverability of goodwill and intangible assets, the accounting for business combinations, including estimating contingent consideration and allocating purchase price, estimating fair value of intangible assets, as well as the estimates related to accruals and contingencies.

Liquidity and Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these consolidated financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these consolidated financial statements. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note” or “New Note”), issued by the Company on February 22, 2022 in the principal amount of $35,000,000. The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. On February 28, 2022 the Company exchanged the existing Senior Convertible Note (the “Old Senior Convertible Note”), issued by the Company on June 2, 2021 in the principal amount of $35,000,000 with the New Note resulting in the increase of the principal outstanding balance of indebtedness from the carrying value of $29,150,001, as adjusted for the conversions of principal and a minimum return (“Premium on Principal”) equal to 6.0% of any outstanding principal through February 22, 2022, to $35,000,000. .. The New Note is classified as a current liability on the consolidated balance sheet as it may be redeemed by the Holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $9,399,620 in current liabilities on the consolidated balance sheet that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the New Note of approximately $180,000,000, is materially higher than the fair value of the derivative liability of $9,399,620 calculated at June 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note. See Note 12 for additional information regarding the Old Senior Convertible Note and the New Note, and the potential effects on the Company’s business, financial condition, and results of operations.

In addition to compliance with debt covenants, the Company considered that it had an accumulated deficit of $149,140,426 as of June 30, 2022 and that in recent years it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At June 30, 2022, the Company had total current assets of $9,971,985 and total current liabilities of $65,822,224. Net cash used in operating activities for the year ended June 30, 2022 was $21,006,437, which includes a net loss of $102,232,090. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 warrants with an exercise price of $1.00 (the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13,605,000. There was also an overallotment option exercised to purchase warrants to purchase an additional 2,250,000 shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022. As of June 30, 2022, the Company had $2,517,146 of available cash on-hand and net current liabilities of $55,850,239. On September 19, 2022 the Company closed an offering (the “September 2022 Offering”) in which it sold (a) 30,000,000 shares of Common Stock, $0.001 par value per share and (b) warrants to purchase up to 30,000,000 shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7,500,000. The Company also granted an Overallotment for 3,600,000 Overallotment Warrants (“September 2022 Overallotment Warrants”), at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant. Total proceeds from the September 2022 Overallotment Warrants were $36,000. The Company remitted to the Holder of the Senior Convertible Note an amount of $2,265,928 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder of the Senior Convertible Note was $4,080,990. The amount of available cash on hand on October 12, 2022, one business day preceding this filing, was $2,571,692.

The Company believes that its current level of cash and cash equivalents are not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as further described below, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions was determined to raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes are currently available to fund its operations and drive future growth that include (i) the potential proceeds from the exercise of the 15,000,000 March 2022 Warrants and the 2,250,000 April 2022 Overallotment Warrants, exercisable at $1.00, outstanding at June 30, 2022, (ii) the potential proceeds from the exercise of the 30,000,000 September 2022 Warrants and 3,600,000 September Overallotment Warrants, exercisable at $0.25, that were issued subsequent to June 30, 2022 (iii) the ability to sell shares of Common Stock of the Company through various forms of offerings, and (iv) the ability to raise additional financing from other sources. The Company is also continuing discussions with the Holder of the Senior Convertible Note to restructure the payment terms and debt covenants.

Net cash provided by financing activities for the year ended June 30, 2022 totaled $23,488,285, which related to proceeds from the issuance of 15,000,000 units, each consisting of one share of Common Stock and one March 2022 Warrant, as part of the March 2022 Offering, the issuance of the shares of the 10% Series A cumulative redeemable convertible preferred stock and the issuance of Common Stock of 1,165,813 shares through the at-the-money equity offering program (“ATM”), partially offset by the payment of the dividends on the 10% Series A cumulative redeemable convertible preferred stock, the contingent consideration of Bethard and repayments of notes payable and finance lease.

These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

The Company has previously indicated that a significant or prolonged decrease in consumer spending on entertainment or leisure activities may have an adverse effect on demand for the Company’s product offerings, including in-person access to game centers and tournaments, reducing cash flows and revenues, and thereby materially harming the Company’s business, financial condition and results of operations. During the year ended June 30, 2022, the Company determined that in-person attendance at its Helix and customer game centers was not expected to attain levels previously forecasted for such period. Additionally, projections for the Argyll business included continued losses into fiscal 2023 due to high levels of competition in the UK market and high regulatory burdens placed on the iGaming businesses in the UK market. Further, the levels of investment by the Company that are necessary to achieve the previous revenue projections impacted a number of the Company’s businesses. As such, the Company recognized an impairment of long-lived assets held by its Argyll, GGC, EGL, and Helix businesses and impairment of goodwill held by its Argyll, EGL, GGC and Helix businesses. On June 10, 2022, the Company disposed of the assets and related liabilities of two Helix Game Centers located in New Jersey and Massachusetts. See Notes 6, 7 and 11 for discussion of the asset impairment charges.

The ultimate impact of the COVID-19 pandemic on other areas of the business will depend on future developments, which are uncertain and may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on the Company’s business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

Nasdaq Continued Listing Rules or Standards

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market (the “Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s Common Stock had closed below $1.00 per share for the previous thirty consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days from the date of such notice, or until October 10, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the bid price for the Company’s Common Stock must have closed at $1.00 per share or more for a minimum of ten consecutive business days.

On June 7, 2022, the Company received a further letter from the listing qualifications department staff of Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)I, the Company has 180 calendar days, or until December 5, 2022, to regain compliance. The notice states that to regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than twenty consecutive business days) during the compliance period ending December 5, 2022.

On October 11, 2022 the Company received a letter from Nasdaq that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended at the opening of business on October 20, 2022, if we have not requested an appeal. The Company is eligible to request an appeal of the delisting determination. Under Nasdaq rules, while any appeal is pending, the suspension of trading of the Company’s Common Stock, warrants and 10% Series A cumulative redeemable convertible preferred stock will be stayed and will continue to trade on Nasdaq until the Nasdaq hearing panel makes a determination after the hearing.

While the Company is exercising diligent efforts to maintain the listing of its Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq listing standards.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of June 30, 2022 and June 30, 2021, the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esports events and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the consolidated statements of operations. At June 30, 2022 and 2021, the allowance for credit losses was not material to the consolidated financial statements of the Company.

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

The estimated useful life and residual value of equipment are reviewed and adjusted, if appropriate, at the end of each reporting period. The costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized as a gain or loss on sale or disposition of assets in the consolidated statements of operations.

Digital Assets

Digital assets for the year ended June 30, 2022 comprised of Ethereum cryptocurrency (“Ethereum” or “ETH)”. The digital assets are included in current assets in the accompanying consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets. There are no limitations or restrictions on the Company’s ability to sell digital assets. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Impairment losses of the Company’s digital assets were not material to the consolidated financial statements for the years ended June 30, 2022 and June 30, 2021.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company generally liquidates its digital assets position monthly, or more frequently depending upon the market conditions. The Company’s recognized realized gains through the sale and disbursement of digital assets during the years ended June 30, 2022 and 2021 was not material to the consolidated financial statements. At June 30, 2022 and 2021, the Company’s digital assets were $0 and $223,515, respectively.

The Ethereum upgrade from proof of work to proof of stake occurred in mid-September 2022, subsequent to the financial year end. On the day of the upgrade no additional mining of ETH was possible, and this required the Company to switch to a different digital asset. The switch in assets is not expected to have a material impact on the Company’s financial position or results of operations.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, as of June 30, 2022 the Company’s business is classified into four reporting units: iGaming Malta (including Bethard and Lucky Dino), iGaming Argyll UK, EGL, and GGC. The Helix business was sold as of June 10, 2022 and was previously its own reporting unit.

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss in accordance with Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The Company utilizes a discounted cash flow analysis, referred to as an income approach, and uses internal and market multiples, to assess reasonableness of assumptions, to determine the estimated fair value of the reporting units. For the income approach, significant judgments and assumptions including anticipated revenue growth rates, discount rates, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on the Company’s operating and capital forecasts. As a result, actual results may differ from the estimates utilized in the income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from the Company’s estimate and could result in the recognition of additional impairment charges in the financial statements. As a test for reasonableness, the Company also considers the combined fair values of the Company’s reporting units to a reasonable market capitalization of the Company. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

During the quarter ended March 31, 2022, the Company’s share price had a significant decline and the Company’s ability to invest in its businesses was impacted. This was determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. As of March 31, 2022, the Company recognized goodwill asset impairment charges of $23,119,755 to the goodwill of the GGC, EGL and Helix reporting units, which are all part of the EEG Games segment. There was no further impairment identified as of the annual testing date from that recognized as of March 31, 2022. During the last three months of the fiscal year, the Company’s share price further declined and the macro environment was unstable, and the Company determined that a separate triggering event had occurred as of June 30, 2022. The Company performed an additional quantitative analysis and recorded a further goodwill asset impairment charge of $3,852,876 to the goodwill of the iGaming Argyll (UK) reporting unit, which is part of the EEG iGaming segment, for a total of $26,972,631 for the year ended June 30, 2022 (see Note 7 for additional information regarding the goodwill impairment, and the effects on the Company’s business, financial condition, and results of operations). There were no goodwill impairment charges recorded during the year ended June 30, 2021. Further downturns in economic, regulatory and operating conditions and the continuing impact of COVID-19 could result in additional goodwill impairment in future periods.

Intangible assets

Intangible assets with determinable lives consist of player relationships, developed technology and software, tradenames and gaming licenses. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives of 5 years for player relationships and developed technology and software, 10 years for tradenames and 2 years for gaming licenses. The Company also capitalizes internal-use software costs such as external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are expensed as incurred. The Company also holds indefinite-lived intangible assets in the form of digital assets as discussed above in Digital Assets.

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

During the year ended June 30, 2022, the Company recognized a total impairment charge of $19,526,058 on its long-lived assets. This included $3,972,022 for the impairment of the Argyll tradename, developed technology, gaming license and customer relationships from the EEG iGaming segment, and $13,484,122 for the impairment of the EGL tradename, developed technology and software, GGC and Helix tradenames and developed technology from the EEG Games segment (see Note 7), $653,107 for the total equipment, net impairment, including $44,481 for the Argyll computer equipment and furniture and equipment from the EEG iGaming segment, and $608,626 for EGL computer equipment, Helix Game Centers computer equipment, leasehold improvements and furniture and equipment from the EEG Games segment (see Note 6), and $1,416,807 for the impairment of operating lease right-of-use assets for the Helix building rentals from the EEG Games segment (see Note 11). This was recognized in asset impairment charges in the consolidated statements of operations. There were no impairment charges on long-lived assets identified for the year ended June 30, 2021.

Liabilities to Customers

The Company records liabilities to customers, also referred to as player liabilities, for the amounts that may be withdrawn by a player at a given time. The player liabilities include player deposits, bonuses or incentive awards and user winnings less withdrawals, tax withholdings and player losses. The Company maintains a restricted cash balance and player deposits held by third parties, recorded as receivables reserved for users on the consolidated balance sheets, at levels equal to or exceeding its liabilities to customers.

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

Leases

The Company leases for office space and game center space through operating lease agreements that were a result of its acquisitions of Argyll, Lucky Dino and Helix. The Company also leased other property and equipment, acquired through Helix, that was subsequently sold as part of the Helix sale transaction where the purchaser assumed the lease liabilities. The Company measures an operating lease right-of-use (“ROU”) asset and liability, as well as a finance lease asset and liability, based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date.

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

Derivative Instruments

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 12). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability (Note 18) in the consolidated balance sheets. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income or expense (Note 18).

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative at each balance sheet date and records the change in the fair value of the remaining embedded derivative as other income or expense in the consolidated statements of operations.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, derivative financial instruments and warrant liabilities to fair value on a recurring basis. Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair value for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate carrying amounts due to the short maturities of these instruments. The fair value of the Senior Convertible Note and lease liabilities approximate their carrying value based on current interest and discount rates.

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

The following securities were excluded from weighted average diluted common shares outstanding for the year ended June 30, 2022 and 2021 because their inclusion would have been antidilutive:

	2022	2021
Common stock options	$1,110,526	$474,676
Common stock warrants	22,600,558	5,350,558
Common stock issuable upon conversion of senior convertible note	16,031,513	2,120,000
10% Series A cumulative redeemable convertible preferred stock	835,950	—
Total	$40,578,547	$7,945,234

Comprehensive Loss

Comprehensive loss consists of the net loss for the year and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the year is included in the consolidated statements of comprehensive loss.

Foreign Currency

The transaction currencies of the Company include the U.S. dollar, British Pound and Euro. The reporting currency of the Company is the U.S. dollar. Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The Company recorded a foreign exchange transaction loss for the years ended June 30, 2022 and 2021 of $149,573 and $440,452, respectively. Transaction gains and losses are reported within other non-operating income (loss), net, on the consolidated statements of operations.

Stock-based Compensation

The Company periodically issues stock-based compensation to employees, directors, contractors and consultants for services rendered. Stock-based compensation granted to employees and non-employee directors includes grants of restricted stock and employee stock options that are measured and recognized based on their fair values determined on the grant date. The award of restricted stock and stock options, which are generally time vested, are measured at the grant date fair value and charged to earnings on a straight-line basis over the vesting period. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, which is affected by several variables, including the risk-free interest rate, the expected dividend yield, the expected life of the equity award, the exercise price of the stock option as compared to the fair market value of the Common Stock on the grant date, and the estimated volatility of the Common Stock over the term of the equity award. The fair value of restricted stock is determined by the closing market price of the Company’s Common Stock on the date of grant. The compensation cost for service-based stock options granted to consultants is measured at the grant date, based on the fair value of the award, and is expensed on a straight-line basis over the requisite service period (the vesting period of the award).

Sales and Marketing

Sales and marketing expenses are comprised primarily of advertising costs that include online search advertising and placement, including advertising with affiliates for the online betting and casino operations, as well as other promotional expenses paid to third parties, including expenses related to sponsorship agreements. Sales and marketing expense for the years ended June 30, 2022 and 2021 was $25,728,220 and $10,038,524, respectively.

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “EEG iGaming revenue”), and esports revenue (referred to herein as “EEG Games Revenue”), consisting of the sales of subscriptions to access cloud-based software used by independent operators of game centers, from consulting and data analytic services provided to game operators (“EEG Games Esports and Other Revenue”), and from the provision of esports event and team management services (“EEG Games Esports Event Management and Team Service Revenue”). The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

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

EEG iGaming Revenue

EEG iGaming revenue is derived from the placement of bets by end-users, also referred to as customers, through online gaming sites. The transaction price in an iGaming contract, or Net Gaming Revenue (“NGR”), is the difference between gaming wins and losses, as further reduced by any nondiscretionary incentives awarded to the customer. Gaming transactions involve four performance obligations, namely the settlement of each individual bet, the honoring of discretionary incentives available to the customer through loyalty reward programs, the award of free spin and deposit match bonuses, and the winning of a casino jackpot. The total amount wagered by a customer is commonly referred to as the win or Gross Gaming Revenue (“GGR”). The GGR is allocated to each performance obligation using the relative standalone selling price (“SSP”) determined for iGaming contracts.

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

EEG Games Revenue

EEG Games Esports and Other Revenue

The Company derives revenue from sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting and data analytic services provided to game operators. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, which generally can range from one month to one year in duration, beginning on the date the customer is provided access to the Company’s hosted software platform. The revenue from the operation of game centers by the Company is recognized when a customer purchased time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of concessions is recognized at the point of sale.

The software subscriptions also allow for game center operators to enable their equipment to mine cryptocurrency when gaming stations are not in use by the end user. The software allows the participating game center operators to contribute their computer power for the purpose of adding a block to the blockchain within a mining pool where the Company and the participating game center operators are participants. The Company’s software enables the participating game center operators to enter into mining pools with mining pool operators to provide computing power to the mining pool to mine cryptocurrency digital assets. The Company and the participating game center operators are entitled to a fractional share of the fixed cryptocurrency digital asset award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company and participating game center operators’ fractional share is based on the proportion of computing power contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. A digital asset award is received by the Company from the mining pool, in the form of crypto currency (i.e., Ethereum), for successfully adding a block to the blockchain. The Company records a payable for the amount due to each participating game center operator, in the form of U.S. dollars, based on the participating game center operators’ computing power contributed toward the mining of the award less a fee charged by the Company. The amounts due to the participating game center operators are paid in U.S. dollars. The Company recognizes the fair value of the digital awards, net of fees and amounts payable to the game center operators, as revenue at the time the digital award is added to the blockchain using the price of the digital coin quoted in U.S. dollars. The transaction consideration of the digital award the Company receives, if any, is non-cash consideration. The Company records revenue on a net basis as it has determined it is the agent in the transactions with the mining pool and facilitates the provision of the computing power and payments for the participating game center operators. The transaction consideration for the mining of cryptocurrency is variable consideration as it is based on the number of blocks added to the blockchain and the amount of the digital asset received from the mining pool. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is currently no specific definitive guidance under U.S. GAAP or an alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

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

The Company also has contracts with software companies to provide talent data analytics and related esports services, which include analytic development, other related services to develop software and applications for tournaments, and to provide data support, data gathering, gameplay analysis and reporting which includes talent analytics and related esports services, including analytic development, data analysis, survey design, interview services, player dossiers, and expert services. The Company recognizes revenue from its data analytic services over the life of the contract utilizing the output method, using a direct measurement of the value to the customer of the goods or services transferred to date relative to the remaining goods or services promised under the contact. The Company elected to use the right to invoice practical expedient and recognize revenue based on the amounts invoiced. The payment terms and conditions vary by contract; however, the Company’s terms generally require payment within 30 to 60 days from the invoice date.

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

EEG Games Esports Event Management and Team Service Revenue

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company adopted this standard during the year ended June 30, 2022. See Note 7 for additional information regarding the results of the impairment tests performed on its goodwill and intangible assets.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements and it does not expect the guidance to have a material effect on its consolidated financial statements.

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

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was originally effective for public companies for fiscal years beginning after December 15, 2019. In November of 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for smaller reporting companies. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Business Acquisitions

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited (“Bethard”), which provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland (the “Bethard Business”), from Gameday Group Plc, a limited liability company incorporated in Malta (the “Seller”). The acquisition of Bethard expanded the iGaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the Seller. The initial payment of purchase consideration for Bethard included cash paid at closing of €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), including €1,000,000 (equivalent to $1,180,463 using exchange rates in effect at the acquisition date) paid for a regulatory deposit with the Spanish Gaming Authority. The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was paid by the Company on November 16, 2021 (the “Second Payment Due Date”), using the proceeds raised from the issuance of the 10% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 15 for discussion of the 10% Series A Cumulative Redeemable Convertible Preferred Stock). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the date of the Second Payment, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard Business acquired by the Company following the acquisition date.

The purchase consideration, including the fair value of the contingent cash consideration, is as follows:

Cash paid at closing	$15,346,019
Second Payment	4,721,852
Total cash consideration paid for Bethard	20,067,871
Contingent cash consideration	6,700,000
Total purchase price consideration	$26,767,871

The contingent cash consideration assumes a cash payment equal to 15% of net gaming revenue for the Bethard Business through the Additional Payment Due Date as set forth through the Second Payment Due Date estimated to be approximately four months at acquisition, then reverting to 12% thereafter for the remainder of a two-year period following the acquisition date. The estimated contingent cash consideration of $6,700,000 is calculated using the applicable percentages applied to projected net gaming revenue of the Bethard Business at the date of acquisition. Based on updated revenue projections as of June 30, 2022, the Company determined the fair value of the remaining contingent consideration payable to be $3,328,361, net of the amount paid to the Seller through June 30, 2022 of $1,016,331. The decrease in the contingent cash consideration liability resulted in the recognition of a benefit of $2,355,308, included as change in fair value of contingent consideration in the consolidated statement of operations for the year ended June 30, 2022.

The purchase consideration excludes contingent share consideration payable to the Seller as there is no indication such contingent share contingent consideration will become payable from a successful assignment of the specified ambassador agreement. The Seller of the Bethard Business had up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After the 6 months, the contingent share consideration is reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24-month anniversary. As of October 12, 2022, one business day preceding this filing, the ambassador agreement had not been assigned to the Company.

The purchase price and purchase price allocation of the assets acquired and liabilities assumed is as follows:

Receivables reserved for users	$3,109,782
Intangible assets	18,100,000
Goodwill	11,292,685
Other non-current assets	1,180,463
Accrued liabilities	(5,634)
Player liability	(3,108,425)
Deferred income taxes	(3,801,000)
Total	$26,767,871

The acquired intangible assets, useful lives and fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$3,500,000
Player interface	5	1,200,000
Gaming licenses	2	700,000
Player relationships	5	12,700,000
Total		$18,100,000

Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not being recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The goodwill of Bethard is not deductible for tax purposes. Transaction related expenses incurred for the acquisition of the Bethard Business total $1,005,594, including $255,481 incurred for the year ended June 30, 2022 and $750,113 for the year ended June 30, 2021. Transaction related expenses are recorded in general and administrative expenses in the consolidated statements of operations.

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

A summary of the purchase consideration follows:

Cash paid at closing	$9,400,000
Loans receivable applied toward purchase consideration	600,000
Share consideration issued at closing	5,901,133
Total purchase price consideration	$15,901,133

The allocation of assets acquired and liabilities assumed follows:

Cash	$35,309
Accounts receivable	3,054
Prepaid expenses and other current assets	76,933
Equipment	643,537
Operating lease right-of-use asset	803,503
Intangible assets	3,600,000
Goodwill	12,393,591
Other non-current assets	31,015
Deferred revenue	(9,036)
Deferred income taxes	(756,000)
Operating lease liability	(803,503)
Long-term debt	(117,270)
Total	$15,901,133

The acquired intangible assets, useful lives fair value determined at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$800,000
Developed technology	5	2,800,000
Total		$3,600,000

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

The terms of the EGL purchase agreement may further require the Company to pay an additional $2,750,000 (equivalent to approximately £2,000,000 of purchase price using exchange rates at the acquisition date) in contingent earnout consideration (“Earnout Consideration”) if EGL is to achieve an earnings benchmark on the 18-month anniversary of the closing date. On the date of acquisition, the Company determined that the likelihood of a payout of the Earnout Consideration was remote and therefore did not assign a value to the Earnout Consideration on the date of acquisition. This considers the Earnout Consideration benchmark increases during the earnout period for amounts invested by the Company in the operations of EGL. The Earnout Consideration benchmark used to determine the minimum threshold for payment of additional purchase consideration payable by the Company also increases should there be an increase in the value of the share consideration that was issued by the Company on the date of acquisition.

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

Pro Forma Operating Results

The following table summarizes pro forma results of operations for the year ended June 30, 2021 as if Bethard, as well as the fiscal year 2021 acquisitions of the Company completed during the year ended June 30, 2021, namely Argyll, Lucky Dino, EGL, GGC and Helix, had been acquired on July 1, 2020. The results of operations of FLIP acquired during the year ended June 30, 2021 were excluded from the pro forma presentation for the year ended June 30, 2021 due to immateriality. The results of operations of Bethard, as well as the previous acquisitions identified above, are included in the consolidated statement of operations of the Company for the year ended June 30, 2022, with any differences resulting from the acquisition of Bethard on July 13, 2021 assessed as immaterial.

The pro forma results of operations for the year ended June 30, 2021 were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had these acquisitions been made as of July 1, 2020 and may not be useful in predicting the future results of operations for the Company. The actual results of operations may differ materially from the pro forma amounts included in the table below:

Unaudited Pro Forma for the year ended June 30, 2021
Net revenue	$62,289,822
Net loss	$(41,054,763)
Net loss per common share, basic and diluted	$(2.23)

The pro forma operating results of operations for the year ended June 30, 2021 are based on the individual historical results of the Company and the businesses acquired, with adjustments to give effect as if the acquisitions had occurred on July 1, 2020, after giving effect to certain adjustments including the amortization of intangible assets and depreciation of equipment resulting from the acquisitions.

Note 4 – Other Receivables

The components of other receivables follows:

	June 30, 2022	June 30, 2021
Marketing receivables from revenue partners	$-	$233,725
Receivable from revenue sharing arrangement	-	137,461
Indirect taxes	306,040	135,676
Other	66,243	151,883
Other receivables	$372,283	$658,745

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets follows:

	June 30, 2022	June 30, 2021
Prepaid marketing costs	$298,300	$1,727,669
Prepaid insurance	230,404	175,620
Prepaid gaming costs	575,113	687,866
Accrued income	110,613	184,707
Other	328,623	488,482
Prepaid expenses and other current assets	$1,543,053	$3,264,344

Note 6 – Equipment

The components of equipment follow:

	June 30, 2022	June 30, 2021
Computer equipment	$35,911	$258,049
Furniture and equipment	34,526	249,070
Leasehold improvements	-	221,787
Finance lease asset	-	117,979
Equipment, at cost	70,437	846,885
Accumulated depreciation and finance lease amortization	(26,512)	(119,943)
Equipment, net	$43,925	$726,942

During the years ended June 30, 2022 and 2021, the Company recorded total depreciation expense and finance lease amortization of $154,464 and $111,380, respectively. Impairment of $653,107 for the Argyll computer equipment and furniture and equipment, EGL computer equipment and the Helix Game Centers computer equipment, furniture and equipment, leasehold improvements and finance lease assets was recorded in asset impairment charges in the consolidated statements of operations for the year ended June 30, 2022. There was no impairment in the year ended June 30, 2021.

Note 7 – Goodwill and Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	EEG iGaming	EEG Games	Total
Balance as of July 1, 2020
Goodwill, net (1)	$-	$-	$-
Goodwill acquired during the year	15,146,258	25,818,092	40,964,350
Effects of foreign currency exchange rates	(37,246)	10,266	(26,980)
Balance as of June 30, 2021
Goodwill, gross	15,109,012	25,828,358	40,937,370
Accumulated goodwill impairment charges	-	-	-
Goodwill, net	15,109,012	25,828,358	40,937,370
Goodwill acquired during the year	11,292,685	-	11,292,685
Effects of foreign currency exchange rates	(2,888,340)	(93,771)	(2,982,111)
Impairment charges	(3,852,876)	(23,119,755)	(26,972,631)
Balance as of June 30, 2022
Goodwill, gross	23,513,357	25,734,587	49,247,944
Accumulated goodwill impairment charges	(3,852,876)	(23,119,755)	(26,972,631)
Goodwill, net	$19,660,481	$2,614,832	$22,275,313

(1)	As of July 1, 2020 the Company had not yet acquired any goodwill.

During the third quarter the Company concluded that goodwill impairment indicators existed based on the significant volatility in the Company’s stock price where the Company experienced a sustained reduction from the middle of the quarter through March 31, 2022 and subsequently. As of March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers was not expected to attain levels previously forecasted and that under the current liquidity and investment constraints is the Company was less likely to reach the previously forecasted revenue and profits for EGL and GGC. These factors and the continuing impacts of the COVID-19 pandemic, and uncertainties caused by inflation and world stability, resulted in the Company evaluating its goodwill and long-lived assets, including intangible assets, for impairment as of March 31, 2022. The Company tests its goodwill for impairment annually on April 1. There was no further impairment identified as of the annual testing date from that recognized as of March 31, 2022. In the three months ending June 30, 2022, while implementing cost saving initiatives, and with the continuing liquidity and investment restraints and further reduction in the Company’s already deflated stock price, the Company again concluded that as of June 30, 2022, goodwill impairment indicators existed, and the Company evaluated its goodwill and long-lived assets, including intangible assets, for further impairment as of the end of the fiscal year.

The Company performed its interim impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of March 31, 2022, the Company determined its EGL, Helix, and GGC asset groups failed the undiscounted cash flow recoverability test and as of June 30, 2022 the Argyll asset group failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, royalty rates, cash flows, discount rates, development costs and obsolescence. Based on these analyses, the Company concluded the fair values of certain intangible assets were lower than their current carrying values, and recognized impairment totaling $3,644,048 and $12,100,997 for the Argyll, EGL, GGC and Helix tradenames and developed technology and software, respectively, $1,675,580 for the Argyll and EGL player relationships, and $35,519 for the Argyll gaming licenses, totaling $17,456,144 for the year ended June 30, 2022 in asset impairment charges in the consolidated statements of operations.

In accordance with ASC 350, for goodwill, after considering the asset impairment charges to the asset groups, the Company performed its interim and annual goodwill impairment tests, which compared the estimated fair value of each reporting unit to its respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment tests performed indicated that the carrying value of the EGL, GGC and Helix reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recognized impairments of goodwill of $1,895,164 for the EGL reporting unit, $8,831,000 for the GGC reporting unit, and $12,393,591 for the Helix reporting unit, for a total of $23,119,755 for the EEG Games segment, and $3,852,876 for the iGaming Argyll (UK) reporting unit of the EEG iGaming segment, totaling $26,972,631 for the year ended June 30, 2022 in asset impairment charges in the consolidated statements of operations. As of June 30, 2022, the Company determined there was no impairment related to the remaining $19,660,481 of goodwill in the iGaming Malta reporting unit and EEG iGaming segment and $2,614,832 of goodwill in the GGC reporting unit and EEG Games segment.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company and the emergence from a period impacted by COVID-19. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill and long-lived asset impairment charges.

In total, as described in detail above, the Company recorded $44,428,775 of goodwill and definite-lived intangible asset impairment charges for the year ended June 30, 2022.

There were no asset impairment charges for goodwill or long-lived assets, including definite-lived intangible assets, for the year ended June 30, 2021.

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	$5,835,512	$(578,960)	$5,256,552
Developed technology and software	10,109,366	(1,935,018)	8,174,348
Gaming licenses	1,317,567	(774,760)	542,807
Player relationships	20,920,029	(4,757,813)	16,162,216
Internal-use software	225,086	(14,520)	210,566

Total	$38,407,560	$(8,060,653)	$30,346,489

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradename	$7,396,804	$(257,018)	$7,139,786
Developed technology and software	25,231,659	(1,242,605)	23,989,054
Gaming licenses	1,752,612	(573,876)	1,178,736
Player relationships	13,956,083	(1,253,135)	12,702,948
Internal-use software	777,171	(15,140)	762,031

Total	$49,114,329	$(3,341,774)	$45,772,555

Amortization expense was $11,872,117 and $3,304,872 for the years ended June 30, 2022 and 2021, respectively. The amortization for EEG iGaming segment was $8,544,593 and $2,782,446, EEG Games segment was $3,192,236 and $421,593 and for the Other segment was $135,288 and $100,833, for the years ended June 30, 2022 and 2021, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Fiscal 2023	$7,533,227
Fiscal 2024	6,990,001
Fiscal 2025	6,990,001
Fiscal 2026	5,870,261
Fiscal 2027	665,547
Thereafter	2,297,452
Total	$30,346,489

Note 8 – Other Non-Current Assets

The components of other non-current assets follow:

	June 30, 2022	June 30, 2021
iGaming regulatory deposits	$1,715,053	$755,474
iGaming deposits with service providers	261,825	434,738
Rent deposit	80,520	91,253
Other	4,778	33,544
Other non-current assets	$2,062,176	$1,315,009

Note 9 – Account Payable and Accrued Expenses

The components of account payable and accrued expenses follow:

	June 30, 2022	June 30, 2021
Trade accounts payable	$5,069,616	$2,609,212
Accrued marketing	2,388,987	1,582,470
Accrued payroll and benefits	833,322	1,093,263
Accrued gaming liabilities	446,626	758,536
Accrued professional fees	555,967	704,748
Accrued jackpot liabilities	297,970	432,504
Accrued other liabilities	2,751,564	988,082
Accrued legal settlement (Note 13)	-	289,874
Total	$12,344,052	$8,458,689

Note 10 – Related Party Transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the Chief Executive Officer for office expense reimbursement of $4,800 for both years ended June 30, 2022 and 2021. As of June 30, 2022 and 2021, there were no amounts payable to the Chief Executive Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $26,148 and $96,020 for years ended June 30, 2022 and 2021, respectively, in accordance with these agreements. As of June 30, 2022 and 2021, there were no amounts payable to Contact Advisory Services Ltd.

The Company retained services from a member of its Board of Directors through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($21,920 translated using the exchange rate in effect at June 30, 2022) per month to the firm that is controlled by this member of the Board of Directors. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board of Directors and from his role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated. The member remained as an advisor to the Company with an annual fee of $60,000.

The Company retained the services of its Chief Financial Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remits monthly payments to its Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 200,000 shares of Common Stock to the Chief Financial Officer.

During the year ended June 30, 2022, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. This included net sales Tilt, LLC in the amount of $222,559 for game center equipment, and amounts paid to Tilt, LLC of $33,600 for equipment leased, $16,589 for services, $20,128 for cryptocurrency mining and $140,000 for purchases of computer inventory.

Note 11 – Leases

The Company leases office and building space and equipment under operating lease agreements and equipment under finance lease agreements. The Company’s lease agreements have terms not exceeding five years. Certain leases contain options to extend that are assessed by management at the commencement of the lease and are included in the lease term if the Company is reasonably certain of exercising. In July 2021, the Company commenced a lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000, increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term. The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend.

In March 2022 the Company commenced a finance lease for computer equipment for one of its owned and operated game centers. The lease had annual payments of $40,103 including 8% interest. The lease term was approximately 2.5 years. In June 2020 the Company commenced a finance lease for computer equipment for one of its owned and operated game centers. The lease had annual payments of $50,702 including 8% interest. The lease term was approximately 2.5 years. These game center computer equipment finance leases were disposed of during June 2022.

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Consolidated Balance Sheet Caption	June 30, 2022	June 30, 2021
Assets:
Operating lease assets	Operating lease right-of-use assets	$164,288	$1,272,920
Finance lease assets	Equipment, net	-	114,540
Total lease assets		$164,288	$1,387,460
Liabilities:
Current:
Operating lease liabilities	Operating lease liability – current	$364,269	$414,215

Finance lease liabilities	Current portion of notes payable and other long-term debt	-	50,702

Long-term:
Operating lease liabilities	Operating lease liability – non-current	669,286	878,809

Finance lease liabilities	Notes payable and other long-term debt	-	63,161

Total lease liabilities		$1,033,555	$1,406,887

The Company recognized in asset impairment charges in the consolidated statements of operations, $1,416,807 for operating lease right-of-use assets for the Helix Game Center building rentals and $175,858 for the Helix computer equipment finance leases. The operating lease expense and finance lease expense, excluding asset impairment charges, for the year ended June 30, 2022 were $356,395 and $33,398, respectively. The outstanding lease liabilities for the Helix equipment and finance leases were assumed by the purchaser in the Helix transaction on June 10, 2022. The operating lease expense and finance lease expense for the year ended June 30, 2021 were $156,543 and $2,039, respectively. The rent expense for short-term leases was not material to the consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	June 30, 2022	June 30, 2021
Weighted Average Remaining Lease Term (Years):
Operating leases	3.87	4.11
Finance leases	-	2.50

Weighted Average Discount Rate:
Operating leases	8.00%	6.82%
Finance leases	-%	8.00%

The future minimum lease payments at June 30, 2022 follow:

Operating Lease
Fiscal 2023	$364,269
Fiscal 2024	311,362
Fiscal 2025	221,167
Fiscal 2026	227,802
Fiscal 2027	57,368
Thereafter	-
Total lease payments	1,181,968
Less: imputed interest	(148,413)
Present value of lease liabilities	$1,033,555

Note 12 – Long-term Debt

Notes Payable and other long-term debt

The components of notes payable and other long-term debt follows:

	Maturity	Interest Rate as of June 30, 2022	June 30, 2022	June 30, 2021
Notes payable	April 30, 2023	3.49%	$139,538	$330,654
Finance lease obligation (Note 11)	—	—	-	113,863
			139,538	444,517
Less current portion of notes payable and long-term debt			(139,538)	(223,217)
Notes payable and other long-term debt			$-	$221,300

The Company assumed a note payable of £250,000 (equivalent to $327,390) in connection with its acquisition of Argyll on July 31, 2020. The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue through May 2023. The principal balance of the notes payable on June 30, 2022 was £114,583 ($139,538 using exchange rates at June 30, 2022). Interest expense on the note payable was $9,076 and $962 for the years ended June 30, 2022 and 2021, respectively. The finance lease obligations were assumed by the purchasers in the Helix transaction (see Note 11).

The maturities of long-term debt are as follows:

Fiscal 2023	$139,538
Total	$139,538

Senior Convertible Note

On June 2, 2021, the Company, the Old Senior Convertible Note before it was exchanged for the New Note on February 22, 2022. The Old Senior Convertible Note was issued to the Holder in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Old Senior Convertible Note would have matured on June 2, 2023, at which time the Company would have been required to repay the original principal balance and the Premium on Principal. The aggregate principal of the Old Senior Convertible Note repayable at maturity was $37,100,000 and the Old Senior Convertible Note accrued interest at rate of 8% per annum payable in cash monthly. The Old Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was being amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants.

The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $17.50 per share. The conversion amounts were calculated as the principal balance identified for conversion plus the Premium on Principal. At any time after issuance, the Company had the option, subject to certain conditions, to redeem some or all of outstanding principal, inclusive of any minimum return due to the Holder based on the number of days the principal was outstanding.

On February 22, 2022, the Company agreed to enter into an exchange agreement (the “Exchange Agreement”) with the Holder whereby the Old Senior Convertible Note, with a remaining principal amount of $29,150,001, was exchanged for the New Note in the aggregate principal amount of $35,000,000. The increase in the principal balance outstanding of $5,849,999 was recognized as a loss on extinguishment of Senior Convertible Note in the second quarter ended December 31, 2021, and is included in the consolidated statements of operations for the year ended June 30, 2022. The Company further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the New Note during the second quarter ended December 31, 2021, which is included in the loss on extinguishment of the Old Senior Convertible Note of $22,628,805 for the year ended June 30, 2022 in the consolidated statements of operations.

The interest rate on the Old Senior Convertible Note from June 2, 2022 through February 22, 2022, was 8.0% per annum, and remained unchanged in the New Note. From and after the occurrence and during the continuance of any Event of Default (as defined in the New Note), the interest rate shall automatically be increased to 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Old Senior Convertible Note and New Note, but received a waiver from compliance through March 30, 2022. The Company was subject to begin accruing interest expense at a rate of 12% beginning March 31, 2022, as compared to using the set rate of 8.0%, and has recorded the additional $350,000 interest expense for the difference in rates in accounts payable and accrued expenses in the consolidated financial statements for the year ended June 30, 2022. The maturity date (the “Maturity Date”) of the Exchange Agreement has remained unchanged in the Exchange Agreement and the New Note is due on June 2, 2023, subject to extension in certain circumstances, including bankruptcy and outstanding events of default. The ability of the Company to redeem the principal balance outstanding also remains unchanged. The Company may redeem the New Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

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

If an Event of Default has occurred under the New Note, in addition to the default interest rate discussed above, the Holder may elect to alternatively convert the New Note at the Alternate Conversion Price (as defined in the New Note). In connection with an Event of Default, the Holder may require the Company to redeem in cash any or all of the New Note. The redemption price will equal 100% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s Common Stock underlying the New Note, as determined in accordance with the New Note, if greater. The Holder will not have the right to convert any portion of a New Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The Company is currently in default and the Holder has not yet elected to alternatively convert.

In addition, unless approval of the Company’s stockholders as required by the Nasdaq is obtained, the Company is prohibited from issuing any shares of Common Stock upon conversion of the New Note or otherwise pursuant to the terms of the New Note, if the issuance of such shares of Common Stock would exceed 19.99% of the Company’s outstanding shares of Common Stock or otherwise exceed the aggregate number of shares of Common Stock which the Company may issue without breaching its obligations under the rules and regulations of Nasdaq. Should the Holder convert the principal balance outstanding at June 30, 2022 at the Alternate Conversion Price that is currently available to the Holder, or a portion of the principal balance, the Company may be subject to remit amounts to the Holder materially in excess of the principal balance outstanding through payment of cash. Refer to the Alternate Conversion discussion below for further information of this settlement option available to the Holder.

In connection with a Change of Control (as defined in the New Note), the Holder may require the Company to redeem all or any portion of the New Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the New Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of the Company’s Common Stock underlying the New Note, as determined in accordance with the New Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of the Company’s Common Stock underlying the New Note, as determined in accordance with the New Note.

At any time after the date the Company provides notice to the Holder of the Company incurring additional debt, the Holder will have the right to have the Company redeem all or a portion of the New Note at a redemption price of 100% of the portion of the New Note subject to redemption.

Under the New Note, and consistent with the Old Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company is also subject to certain financial debt covenants relating to available cash, minimum annual revenues, ratio of debt to market capitalization and minimum cash flow.

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

As discussed above, during the three months ended December 31, 2021, the Company had not maintained compliance with the covenants of the Senior Convertible Note, having identified non-compliance with the same financial debt covenants previously identified at September 30, 2021. The Company obtained a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022. The Company further entered into a non-binding term sheet dated February 22, 2022, to restructure the New Note to mitigate the risk of default on the covenants in future periods. This term sheet expired without a new debt facility being completed. Since the expiration of the waiver on March 30, 2022, the Company is not in compliance with its covenants. At June 30, 2022, the Company is in default under the terms of the Senior Convertible Note. The Senior Convertible Note matures in less than 12 months from June 30, 2022, and the Company has continued to recognize its obligation under the Senior Convertible Note as a current liability in the consolidated balance sheet. The Company has not remitted payment to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal (see Note 16).

The Company previously determined that it had not maintained compliance with its Senior Convertible Note covenants at September 30, 2021. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial debt covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard through the Additional Payment Due Date (see Note 3 for discussion of the Bethard acquisition) and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and Incremental Premium that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Senior Convertible Note had converted the full principal amount of $7,500,000 into 2,514,459 shares of Common Stock. As a result of these conversions of principal, the Company recorded a loss on conversion of senior convertible note of $5,999,662 in the consolidated statement of operations for the year ended June 30, 2022. The loss on conversion included accelerated amortization of the debt discount of $4,515,273, accelerated amortization of the Premium on Principal of $288,300 and the Incremental Premium due on conversion of $1,196,089.

The Company also previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 15). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss), net, in the consolidated statement of operations for the year ended June 30, 2022 and in accounts payable and accrued expenses at June 30, 2022 on the consolidated balance sheet.

Make-Whole Derivative Liability

The New Note agreement includes provision that should both the Company be in breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At June 30, 2022, both the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the Holder of the Old Senior Convertible Note for breach of covenants, as well as a waiver for breach of covenants through March 30, 2022 under the New Note, the Company was unable to comply with the debt covenants under the New Note or otherwise obtain a debt waiver from March 31, 2022 through the year ended June 30, 2022 and subsequent to year end. As a result, the make-whole provision in the New Note agreement was determined to represent an obligation of the Company at June 30, 2022 under the terms of the New Note.

The make-whole provision in the New Note is a derivative liability. The Company’s obligation to make a payment under the make-whole provision was previously assessed as remote with an immaterial fair value. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price. Further, the Company had further signed a non-binding term sheet on February 22, 2022 (in combination with entering into the New Note) for the purpose of revising the debt covenants that were to be included in a revised or amended note agreement. At June 30, 2022, the Company has been unable to complete an agreement to restructure the terms and covenants of the New Note. The stock price further continued to trade materially below the Conversion Floor Price and the Company has also been unable to secure a debt waiver. The fair value of the derivative liability at June 30, 2022 was determined using a Monte Carlo valuation model. See Note 18 for further discussion of the fair value determined for the derivative liability.

At June 30, 2022, the Company estimates that it would be required to issue up to 16,031,513 shares of Common Stock under the Alternate Conversion provisions of the New Note. The Company further estimated the derivative liability to the holder to be $9,399,620 which is included in the derivative liability in the consolidated balance sheets and the expense was recorded in the change in fair value of derivative liability in the consolidated statements of operations. The make-whole liability calculated under the terms of the note of approximately $180,000,000 was materially higher than the fair value of $9,399,620 determined at June 30, 2022 and considers the difference in the market price of the Company’s shares and a floor price of $2.1832 multiplied by a number of shares that is based on the outstanding principal and the market price of the Company’s Common Stock at June 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

Warrants

March 2022 Warrants and April 2022 Overallotment Warrants

On March 2, 2022, the Company completed the March 2022 Offering, an equity offering in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 March 2022 Warrants with an exercise price of $1.00. The Company also sold a further 2,250,000 April 2022 Overallotment Warrants with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022.

The March 2022 Warrants and April 2022 Overallotment Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $1.00. The March 2022 Warrants and April 2022 Overallotment Warrants are callable by the Company should the volume weighted average share price of the Company exceed $3.00 for each of 20 consecutive trading days following the date such warrants become eligible for exercise. The March 2022 Warrants and April 2022 Overallotment Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the March 2022 Warrants and April 2022 Overallotment Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement [pursuant to which the March 2022 Warrants and April 2022 Overallotment Warrants were purchased], which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment Warrants to be $607,500. At June 30, 2022, the Company determined the total fair value of the March 2022 Warrants and April 2022 Overallotment Warrants to be $2,070,000. The change in fair value of the March 2022 Warrants and April 2022 Overallotment Warrants liability recorded in the consolidated statement of operations for the year ended June 30, 2022 was $8,091,000. See Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

The Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Old Senior Convertible Note. The Exchange Agreement did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. As a result, for each share of Common Stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2021, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $23,500,000, with a fair value of $13,600,000 determined for the Series A Warrants and a fair value of $9,900,000 determined for the Series B Warrants. At June 30, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $122,730 with a fair value of $117,340 determined for the Series A Warrants and a fair value of $5,390 determined for the Series B Warrants. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the consolidated statements of operations for the year ended June 30, 2022 and 2021 were a decrease of $23,377,270 and an increase of $1,549,924, respectively. See Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Old Senior Convertible Note were allocated to the Series A Warrants and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Old Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Old Senior Convertible Note. The debt discount on the Old Senior Convertible Note was being amortized over its term of two years. The Company accelerated the amortization of the debt discount on the Old Senior Convertible Note during the second quarter resulting in the Company recording of a loss on extinguishment of $22,628,805 for the year ended June 30, 2022, as further described above. Prior to accelerating the amortization of debt discount in the second quarter, the Company recorded the remaining amortization of the debt discount of $2,262,112 as interest expense on the consolidated statement of operations for the year ended June 30, 2022.

Components of Long-Term Debt, including Senior Convertible Note

The components of the Company’s long-term debt including the Senior Convertible Note on the consolidated balance sheets follows:

	June 30, 2022	June 30, 2021
Current portion of notes payable and long-term debt including the senior convertible note	$35,139,538	$223,217
Notes payable and long-term debt including the senior convertible note	-	6,523,804
Total	35,139,538	6,747,021

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in Common Stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of Common Stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated, and no cash or Common Stock was paid subsequently during the six months ended June 30, 2022. For the year ended June 30, 2022, the Company recorded $444,304 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of June 30, 2022.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s was March 31, 2021. The Company paid $1,550,000 and issued 50,000 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 10,000 shares of Common Stock on each annual anniversary date. As of June 30, 2022, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of Common Stock payable each year through the year ended June 30, 2030. During the year ended June 30, 2022 and 2021, the Company has recorded $1,358,168 and $357,167, respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There were no outstanding amounts payable to Bally’s Corporation as of June 30, 2022 or June 30, 2021.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of June 30, 2022, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. As of June 30, 2022, the commitments under these agreements are estimated at $2,319,014 for the year ended June 30, 2023, $1,363,797 for the year ended June 30, 2024, $494,980 for year ended June 30, 2025, and $290,663 for the year ended June 30, 2026.

Contingencies

Since the acquisition of the Argyll iGaming business on July 31, 2020, the Company has been responding to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. The Company continues to operate in the UK market and there have been no adverse judgments imposed by the UKGC against the Company.

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company received a communication from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish iGaming operations. The Company responded to the communication in Q3 of fiscal year 2022 and changed its business operations in Finland as of the fiscal quarter ended June 30, 2022 as part of its response.

Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also expected to come into effect in the calendar year starting January 1, 2023. The Company believes that the changes that it has made to its business operations in Finland will allow it to avoid being adversely affected by the Finnish regulator’s new powers.

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded as of June 30, 2022. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

In September 2018, Boustead Securities, LLC (“Boustead”) notified the Company of a claim that it was owed $192,664, as well as warrants to purchase 1,417,909 shares of the Company’s Common Stock as compensation for Boustead acting as the placement agent for the sale of the Company’s securities between June 2017 and 2018. This matter was brought to arbitration on December 7, 2020. On February 3, 2021, the arbitration awarded Boustead $289,874 in damages and allowable costs (excluding attorneys’ fees) with interest accruing approximately $21 per day. At June 30, 2021, the Company had recorded a liability for the amount awarded in arbitration in accounts payable and accrued expenses in the consolidated balance sheet. The Company paid $294,051 to settle the arbitration award, inclusive of accrued interest, on August 24, 2021.

On August 3, 2020, Tangiers Global, LLC (“Tangiers”) filed a lawsuit against the Company alleging that it had breached its obligations related to an 8% convertible promissory note dated June 3, 2016 and common stock purchase warrants of the same date. On April 30, 2021, a Settlement Agreement was entered into with Tangiers for an undisclosed amount. The Company has settled and paid the liability and the amount of the settlement was not material to the consolidated financial statements of the Company.

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 14 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, FLIP, EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Argyll, EGL Lucky Dino and Bethard have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix (until June 10, 2022 when the Helix Game Centers were disposed) principally service customers in the United States.

A disaggregation of revenue by type of service for the year ended June 30, 2022 and 2021 is as follows:

	Year ended June 30,
	2022	2021
Online betting and casino revenues	$53,104,795	$16,231,028
Esports and other revenues	5,246,855	552,886
Total	$58,351,650	$16,783,914

A summary of revenue by geography follows for the year ended June 30, 2022 and 2021 is as follows:

	June 30, 2022	June 30, 2021
United States	$4,799,084	$671,519
International	53,552,566	16,112,395
Total	$58,351,650	$16,783,914

A summary of long-lived assets by geography as at June 30, 2022 and 2021 follows:

	June 30, 2022	June 30, 2021
United States	$8,271,360	$48,081,926
International	46,620,831	41,942,870
Total	$54,892,191	$90,024,796

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

In addition, under the terms of the underwriting agreement for the public offering of the 10% Series A Cumulative Redeemable Convertible Preferred Stock, the Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares. On December 10, 2021, there was a partial exercise to purchase 35,950 shares. Net proceeds from the additional sale, after deducting issuance costs, totaled $334,335.

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

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of June 30, 2022 because a deemed liquidation event is not considered probable.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is not mandatorily redeemable, but rather is only contingently redeemable, and given that the redemption events are not certain to occur, the shares have not been accounted for as a liability. As the 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable on events outside of the control of the Company, all shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock have been presented outside of permanent equity in mezzanine equity on the consolidated balance sheets.

Voting Rights

The holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock will not have any voting rights, except whenever dividends on any share of any series of preferred stock (“Applicable Preferred Stock”) have not been paid in an aggregate amount equal to four monthly dividends on the shares, the holders of the Applicable Preferred Stock will have the exclusive and special right, voting separately as a class and without regard to series, to elect at an annual meeting of shareholders or special meeting held in place of it one member of the Board of Directors, until all arrearages in dividends and dividends in full for the current monthly period have been paid.

Note 16 – Equity

Common Stock

The authorized capital stock of the Company consists of 500,000,000 shares of Common Stock at a par value of $0.001 per share.

Dividend Rights

Subject to the prior or equal rights of holders of all classes of stock at the time outstanding having prior or equal rights as to dividends, the holders of the Company’s Common Stock may receive dividends out of funds legally available if the Board of Directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board of Directors may determine. The Company has not paid any dividends on the Company’s Common Stock and do not contemplate doing so in the foreseeable future.

Voting Rights

Each holder of the Common Stock is entitled to one vote for each share of Common Stock held by such stockholder.

No Preemptive or Similar Rights

The Company’s Common Stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Liquidation

In the event of a liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the Common Stock.

The following is a summary of Common Stock issuances for the year ended June 30, 2022:

●	During the year ended June 30, 2022, as part of the March 2022 Offering, the Company sold 15,000,000 units at $1.00, consisting of one share of Common Stock and one warrant with an exercise price of $1.00, for gross proceeds of $15,020,925. The Company recorded the issuance of these shares at a fair value of $3,449,925 comprised of $13,625,925 of cash received from the offering equal to the gross proceeds, net of $1,395,000 issuance costs, and net of the fair value of the March 2022 Warrant liability of $9,553,500 and the April 2022 Overallotment Warrants liability of $607,500, respectively, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds to be applied as a reduction of principal (see Note 12). At June 30, 2022 the Company has not remitted payment to the Holder and principal remains at $35,000,000.

●	During the year ended June 30, 2022, the Company issued 332,527 shares of Common Stock for services with a weighted average fair value of $2.25 per share or $748,149 in the aggregate.

●	During the year ended June 30, 2022, the Company issued 14,000 shares of Common Stock from the exercise of stock options with a weighted average exercise price of $4.82 per share or $67,479 in the aggregate.

●	During the year ended June 30, 2022, the Company issued 1,165,813 shares of Common Stock, with aggregate proceeds of $4,005,267, or $3,885,109 net of issuance costs, and a weighted average exercise price of $3.44, under its ATM program (see below).

●	During the year ended June 30, 2022, the holder of the Senior Convertible Note converted an aggregate conversion value of $10,652,648 into 2,514,459 shares of Common Stock, with a weighted average conversion price of $4.24.

The following is a summary of Common Stock issuances for the year ended June 30, 2021:

●	On February 11, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors resulting in the raise of $30,000,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of 2,000,000 shares (the “Shares”) of the Company’s Common Stock, par value $0.001 per share at a price of $15.00 per Share. The offering was consummated on February 16, 2021, at which time the Company received net proceeds of $27,340,000.

●	On July 31, 2020, the Company issued 650,000 shares of Common Stock as a component of the purchase consideration for Argyll. The Company recorded the issuance of these shares at fair value in the amount of $3,802,500. During the year ended June 30, 2021, the Company also issued 1,000,000 shares of Common Stock in connection with the exercise of warrants that were included as a component of the purchase consideration paid for Argyll. The warrants entitled the holder to purchase one share of Common Stock at $8.00 per share. The Company recorded the issuance of these shares at the settlement date fair value of $15,480,000 comprised of $8,000,000 of cash received from the exercise, and non-cash settlement of the warrant liability totaling $7,480,000. The warrant liability established on the date of acquisition of Argyll was $2,750,076 and subsequently increased to the settlement date fair value by recording a charge of $4,729,924 in the statement of operations for the year ended June 30, 2021. Refer to discussion of the Argyll acquisition at Note 3.

●	During the year ended June 30, 2021, the Company issued a total of 187,616 shares of Common Stock as a component of the purchase consideration for FLIP, inclusive of share consideration paid to settle a portion of the purchase consideration that was recorded as a contingent liability. The Company recorded the issuances of these shares at a total fair value of $2,217,621, which includes the initial issuance of 93,808 shares of Common Stock at a fair value of $411,817 on September 3, 2020, and the subsequent issuance of 93,808 shares of Common Stock on March 3, 2021 at a fair value of $1,805,804 in settlement of contingent purchase consideration. Refer to discussion of the FLIP acquisition at Note 3.

●	On January 21, 2021, the Company issued 292,511 shares of Common Stock as a component of the purchase consideration for EGL. The Company recorded the issuance of these shares at fair value in the amount of $2,193,833. On May 21, 2021, the Company issued an additional 63,109 shares of Common Stock with a fair value of $597,650 to settle contingent holdback purchase consideration for the EGL acquisition. Refer to discussion of the EGL acquisition at Note 3.

●	On June 1, 2021, the Company issued 830,189 shares of Common Stock with a fair value of $9,273,211 in connection with the acquisition of GGC.

●	On June 1, 2021, the Company issued 528,302 shares of Common Stock with a fair value of $5,901,133 in connection with the acquisition of Helix Holdings, LLC.

●	During the year ended June 30, 2021, the Company issued 5,503,167 shares of Common Stock for the exercise of warrants with a weighted average exercise price of $4.86 per share or $26,737,849 in the aggregate. The warrants issued for shares of Common Stock in the statement of stockholders’ equity (deficit) also includes the cash received of $8,000,000 from the exercise of warrants issued in the acquisition of Argyll, and the non-cash settlement of the related warrant liability of $7,480,000, discussed above. The Company recorded issuance costs of $197,627 related to the issuance of warrants during the year ended June 30, 2021.

●	During the year ended June 30, 2021, the Company issued 5,333 shares of Common Stock from the exercise of stock options with a weighted average exercise price of $8.37 per share or $44,637 in the aggregate.

●	During the year ended June 30, 2021, the Company issued 602,695 shares of its Common Stock for services rendered with a weighted average fair value of $4,024,746 per share or $6.68 in the aggregate.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of Common Stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were 1,165,813 shares sold under the ATM during the year ended June 30, 2022 for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022. At this time, the Company does not plan on signing a new ATM agreement.

Common Stock Warrants

On March 2, 2022, the Company closed the March 2022 Offering, in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one March 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 15,000,000 March 2022 Warrants at an exercise price of $1.00. On April 1, 2022 the underwriters of the March 2022 Offering exercised the over-allotment option to purchase 2,250,000 additional March 2022 Warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $20,925. There were no March 2022 Warrants or April 2022 Overallotment Warrants exercised during the year ended June 30, 2022 and all March 2022 Warrants and April 2022 Overallotment Warrants were outstanding as of June 30, 2022.

On July 31, 2020, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll with an exercise price of $8.00. These warrants were exercised during the year ended June 30, 2021. On June 2, 2021, the Company also issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercise price of $17.50 per share to the Holder of the Senior Convertible Note. There were no Series A Warrants exercised during the year ended June 30, 2022. The Series B Warrants may not be exercised until there is a redemption of principal under the Senior Convertible Note. The Series B Warrants were not exercisable at June 30, 2022.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of Common Stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of Common Stock priced at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of Common Stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on June 30, 2022. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at June 30, 2022.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of Common Stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of Common Stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at June 30, 2022. The Unit B Conversion Warrants have been fully exercised for shares of Common Stock.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2020	5,264,592	$4.28	0.86	$14,654,296
Issued	5,603,674	14.38
Exercised	(5,503,167)	4.88
Forfeited or cancelled	(14,541)	4.25
Outstanding, June 30, 2021	5,350,558	14.19	3.14	8,743,588
Issued	17,250,000	1.00
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding June 30, 2022	22,600,558	4.12	4.07	—

Common Stock Options

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At June 30, 2022, there was a maximum of 1,967,936 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of June 30, 2022, there were 857,410 shares of Common Stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2020	51,942	$10.50
Granted	436,400	4.96
Exercised	(5,333)	8.37
Cancelled	(8,333)	4.09
Outstanding, June 30, 2021	474,676	5.49
Granted	1,120,150	6.71
Exercised	(14,000)	4.82
Cancelled	(470,300)	6.54
Outstanding, June 30, 2022	1,110,526	$6.29

As of June 30, 2022, the weighted average remaining life of the options outstanding was 4.10 years. There are 1,069,432 options exercisable at June 30, 2022, with a weighted average exercise price of $6.27.

Stock Based Compensation

During the year ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $5,165,653 and $4,129,726, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the consolidated statements of operations.

The Company had previously recognized stock-based compensation expense of $927,855 during its year ended June 30, 2020 related to the issuance of 117,450 shares of Common Stock for services rendered, comprised of 1,333 shares granted to management, 16,966 shares granted to employees, and 99,151 shares granted to consultants. At June 30, 2020, the Company recorded the fair value of these shares issued as liabilities to be settled in stock. During the first quarter of the Company’s fiscal year ended June 30, 2021, the Company settled the balance of the liabilities to be settled in stock through the issuance of Common Stock in a non-cash transaction.

As of June 30, 2022, unamortized stock compensation for stock options was $1,074,485 with a weighted-average recognition period of 0.25 years. The options granted during the year ended June 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Year ended June 30, 2022
Expected term, in years	2.81
Expected volatility	150.82%
Risk-free interest rate	0.45%
Dividend yield	—
Grant date fair value	$5.34

As of June 30, 2021, unamortized stock compensation for stock options was $598,105 with a weighted-average recognition period of 0.60 years. The options granted during the year ended June 30, 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Year ended June 30, 2021
Expected term, in years	2.76
Expected volatility	132.60%
Risk-free interest rate	0.32%
Dividend yield	—
Grant date fair value	$3.41

Note 17 – Other Non-Operating Income (Loss), Net

Other non-operating income (loss), net, for the years ended June 30, 2022 and 2021 was as follows:

	June 30, 2022	June 30, 2021
Foreign exchange loss	$(149,573)	$(440,452)
Gain on sale of business	1,069,262	-
Other non-operating loss	(1,504,155)	(19,876)
Total	$(584,466)	$(460,328)

On June 10, 2022, the Company entered into and consummated the transaction contemplated by that certain asset purchase agreement by and between the Company and SCV CAPITAL, LLC (the “Buyer”) pursuant to which the Buyer agreed to acquire from the Company the Helix assets related to the Company’s ownership and operation of Helix Game Centers. The total purchase price for the Helix Game Centers was approximately $1,200,000, with the purchase price being primarily attributable to the Buyer’s assumption of certain liabilities related to the Helix Game Centers, including leases and sponsorship liabilities. The gain on sale of $1,069,262 was driven by the amounts of liabilities assumed by the Buyer. Other non-operating loss for the year ended June 30, 2022 includes the amount the Company agreed to pay the Holder of the Old Senior Convertible Note of $1,500,000 under the terms of a registration rights agreement (see Note 12).

Note 18 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 3)	$3,328,361	$—	$—	$3,328,361
Liability for the March 2022 Warrants and April 2022 Overallotment Warrants (Note 12)	$2,070,000	$2,070,000	$—	$—
Liability for the Series A and Series B Warrants (Note 12)	$122,730	$—	$—	$122,730
Derivative liability on Senior Convertible Note (Note 12)	$9,399,620	$—	$—	$9,399,620

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Liability for the Series A and Series B Warrants (Note 12)	$23,500,000	$—	$—	$23,500,000

A summary of the changes in Level 3 financial instruments for the years ended June 30, 2022 and 2021 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2020	$—	$—	$—
Fair value of warrants issued for Argyll acquisition (“Argyll Warrant Liability”) (Note 3)	2,750,076	—	—
Revaluation of Argyll warrant liability for warrants issued in Argyll Acquisition (Note 16)	4,729,924	—	—
Settlement of Argyll warrant liability (Note 16)	(7,480,000)	—	—
Issuance of Series A and Series B warrants with Senior Convertible Note (Note 12)	26,680,000	—	—
Revaluation of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(3,180,000)	—	—
Balance at June 30, 2021	23,500,000		—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(23,377,270)	—	—
Fair value of contingent consideration for Bethard at acquisition (Note 3)	—	6,700,000	—
Payments of Bethard contingent consideration	—	(1,016,331)	—
Change in fair value of Bethard contingent consideration liability (Note 3)	—	(2,355,308)	—
Fair value of derivative liability on Senior Convertible Note (Note 12)	—	—	20,281,861
Change in the fair value of the derivative liability on Senior Convertible Note (Note 12)	—	—	(10,882,241)
Balance at June 30, 2022	$122,730	$3,328,361	$9,399,620

The Series A and Series B Warrants outstanding at June 30, 2022 were valued using a Monte Carlo valuation model with the following assumptions:

	June 30, 2022	June 30, 2021
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	125% – 133%	120% – 140%
Risk-free interest rate	2.75% – 2.98%	0.24% – 0.65%
Dividend yield	—	—
Conversion / exercise price	$17.50	$17.50

The value of the March 2022 Warrants issuance at March 2, 2022 were valued using a Monte Carlo valuation model with the following assumptions:

March 2, 2022
Contractual term, in years	5.00
Expected volatility	139%
Risk-free interest rate	1.74%
Dividend yield	—
Conversion / exercise price	$1.00

On issuance, the March 2022 Warrants were classified as a Level 3 instrument and were subsequently transferred out of Level 3 and classified as a Level 1, as subsequent valuations were based upon the market price of the warrants. On issuance, the April 2022 Overallotment Warrants were classified as Level 1 using the market price. At June 30, 2022 the March 2022 Warrants and the April 2022 Overallotment Warrants were valued using the market price.

The value of the derivative liability on the Senior Convertible Note at June 30, 2022 was valued using a nonperformance risk adjusted Monte Carlo valuation model with the following assumptions:

June 30, 2022
Contractual term, in years	0.92
Expected volatility	137.11%
De-leveraged volatility	62.88%
Risk-free interest rate	2.72%
Dividend yield	—
Conversion / exercise price	$2.1832

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The cash liability calculated under the terms of the New Note of approximately $180,000,000 is materially higher than the fair value of the derivative liability of $9,399,620 calculated at June 30, 2022. The calculated make-whole liability may differ materially from the amount the Company may be required to pay under the New Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the New Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the New Note.

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of June 30, 2022 and 2021:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	June 30, 2021
Derivative liability on Senior Convertible Note (Note 12)	Derivative liability	$9,399,620	$-

The effect of the derivative instruments on the consolidated statements of operations is as follows:

		Amount of Gain (Loss) Recognized in Income on Derivatives
		Year ended June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	2022	2021
Derivative liability on Senior Convertible Note (Note 12)	Change in fair value of derivative liability on Senior Convertible Note	$(10,882,241)	$-

Argyll Warrant Valuation

During the year ended June 30, 2021, the Company issued 1,000,000 warrants in connection with its acquisition of Argyll. Each warrant entitled the holder to purchase one share of Common Stock at exercise price of $8.00 per share. The Company initially estimated the fair value of the warrants issued to be $5,488,171 as of the Argyll acquisition date of July 31, 2020. At September 30, 2020, the Company estimated the fair value of these warrants to be $3,387,218, resulting in a gain on the change in fair value of warrant liability in the amount of $2,100,953. The Company valued the warrants using the Black-Scholes option pricing model with the following terms on July 31, 2020: (a) exercise price of $8.00, (b) volatility rate of 187.40%, (c) discount rate of 0.48%, (d) term of three years, and (e) dividend rate of 0%. The Company valued the warrant using the Black-Scholes option pricing model with the following terms on September 30, 2020: (a) exercise price of $8.00, (b) volatility rate of 183.25%, (c) discount rate of 0.28%, (d) term of 2 years and 10 months, and (e) dividend rate of 0%.

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

The Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the fair value of goodwill using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. During the year ended June 30, 2022, the Company wrote down certain long-lived assets other than goodwill related to the same reporting unit to fair value. The Company estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach and used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of the Company’s goodwill impairment test.

During the year ended June 30, 2022, the Company recognized asset impairment charges to the goodwill and long-lived assets of the iGaming Argyll (UK) reporting unit in the EEG iGaming segment, and EGL, GGC and Helix reporting units in the EEG Games segment (See Notes 6, 7 and 11).

Note 19 – Income Taxes

The income (loss) before income taxes follows:

	Fiscal 2022	Fiscal 2021
United States	$(87,679,037)	$(19,987,348)
International	(20,227,495)	(10,196,922)
Total loss before income taxes	$(107,906,532)	$(30,184,270)

The provision (benefit) from income taxes follows:

	Fiscal 2022	Fiscal 2021
Current:
Federal	$-	$300,000
State	-	—
Foreign	(2,581)	24,722
Total current	(2,581)	324,722
Deferred:
Federal	(5,671,861)	(4,136,258)
State	-	—
Foreign	-	—
Total deferred	(5,671,861)	(4,136,258)
Income tax provision (benefit)	$(5,674,442)	$(3,811,536)

During the year ended June 30, 2022, the Company recorded a deferred tax liability in connection with its acquisition of Bethard. This acquisition impacted the Company’s estimate of realizability of its deferred tax assets and resulted in a reduction of the Company’s valuation allowance of $5,671,861 during the year ended June 30, 2022. During the year ended June 30, 2021, the Company recorded a deferred tax liability in connection with its acquisitions of Argyll, EGL, Helix and ggCircuit. These acquisitions impacted the Company’s estimate of realizability of its deferred tax assets and resulted in a reduction to the valuation allowance of $4,136,258 during the year ended June 30, 2021.

The reconciliation of the expected tax expense (benefit) based on U.S. federal statutory rate of 21% with the actual expense follows:

	Fiscal 2022	Fiscal 2021
U.S. federal statutory rate	$(22,660,372)	$(6,338,697)
Change in valuation allowance	17,373,839	1,133,233
Foreign tax rate and other foreign tax	(1,171,464)	(150,274)
Extinguishment of senior convertible note	5,544,743	-
Non-deductible warrant revaluations	(6,608,337)	325,484
Non-deductible revaluation of contingent consideration	1,790,656	367,207
Acquisition costs	56,493	521,235
Other	—	330,276
Income tax provision (benefit)	$(5,674,442)	$(3,811,536)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits Net Operating Liabilities (“NOLs”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but due to sustained losses, the NOL carryback provision of the CARES Act is not expected to yield a benefit to us.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Fiscal 2022	Fiscal 2021
Assets:
Net operating losses	$29,509,842	$9,728,136
Nonqualified stock options	1,307,113	382,974
Depreciation and amortization	473,380	452,388
Other	26,265	26,264
Gross deferred tax assets	31,316,600	10,589,762
Deferred tax liabilities
Acquired intangible assets	(3,269,763)	(5,593,787)
Net deferred tax assets	28,046,837	4,995,975
Valuation allowance	(28,046,837)	(6,866,836)
Deferred tax liabilities, net	$—	$(1,870,861)

The Company had net deferred tax assets of $28,046,837 at June 30, 2022 for which there is a full valuation allowance. The Company determined that it would not be able to realize the remaining deferred tax assets in the future. The need to maintain a valuation allowance against the Company’s deferred tax assets may cause greater volatility to the Company’s effective tax rate.

At June 30, 2022, the Company had estimated federal net operating loss carry forwards of $95,096,045, which may be offset against future taxable income subject to limitation under IRC Section 382. At June 30, 2022, the Company had net operating loss carryforwards related to its foreign operations in Malta of $13,233,576 and the UK of $1,314,884 that do not expire, as well as net operating loss carryforwards related to its foreign operations in Switzerland of $24,985,656 that can be carried forward for 7 years. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to historical losses, the net operating loss carryback provision of the CARES Act is would not yield a material benefit to the Company. The Company determined that a full valuation allowance will be recorded against the net operating loss deferred tax assets.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2022 or June 30, 2021, respectively.

During the years ended June 30, 2022 and 2021, the Company recorded income tax benefits of $5,674,442 and $3,811,536, respectively, which is attributable primarily to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of purchase price accounting. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

Note 20—Segment Information

During the fourth quarter of fiscal 2022, the Company evaluated its reportable segments and changed them to: EEG iGaming and EEG Games. This change reflects management’s organizational structure and financial information available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer.

As a result of the change in reportable segments described above, the Company has recast previously reported information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s consolidated financial statements.

The Company utilizes Adjusted EBITDA (as defined below) as its measure of segment profit or loss. The following table highlights the Company’s revenues and Adjusted EBITDA for each reportable segment and reconciles Adjusted EBITDA on a consolidated basis to net loss. Total capital expenditures for the Company were not material to the consolidated financial statements.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the year ended June 30,
	2022	2021
Revenues:
EEG iGaming segment	53,104,795	16,231,028
EEG Games segment	5,246,855	552,886

Total	58,351,650	16,783,914

Adjusted EBITDA
EEG iGaming segment	(7,526,205)	(6,740,890)
EEG Games segment	(4,915,549)	(454,467)
Other(1)	(12,960,209)	(7,475,738)
Total Adjusted EBITDA	(25,401,963)	(14,671,095)

Adjusted for:
Interest expense	(6,423,039)	(698,973)
Loss on conversion of senior convertible note	(5,999,662)	-
Loss on extinguishment of senior convertible note	(28,478,804)	-
Change in fair value of derivative liability	(10,882,241)	-
Change in fair value of warrant liability	31,468,270	(1,549,924)
Change in fair value of contingent consideration	2,355,308	(1,748,607)
Other non-operating income (loss), net	(584,466)	(460,328)
Income tax benefit (expense)	5,674,442	3,811,536
Depreciation and amortization	(12,026,581)	(3,416,252)
Asset impairment charges	(46,498,689)	-
Stock-based Compensation	(5,165,653)	(4,129,726)
Cost of acquisition	(269,012)	(3,509,365)
Net loss	(102,232,090)	(26,372,734)

(1) Other comprises of corporate and overhead costs.

(2) The Company has no intersegment revenues or costs and thus no eliminations required.

(3) The Company defines Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other income (loss), and certain other non-recurring, non-cash or non-core items (included in table above).

Note 21 – Subsequent Events

September 2022 Financing

On September 15, 2022, the Company entered into a underwriting agreement (the “Underwriting Agreement”) with Maxim Group LLC and Joseph Gunnar & Co., LLC, as representative of the several underwriters identified therein (collectively, the “Underwriters”), relating to a firm commitment public offering of (a) 30,000,000 shares of the Company’s Common Stock and (b) Warrants (“September 2022 Warrants”) to purchase up to 30,000,000 shares of Common Stock, at an exercise price of $0.25 per share, at an aggregate price of $0.25 per share and accompanying Warrant (the “September 2022 Offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 45-day option an option to purchase up to an additional 4,500,000 of Common Stock (the “September 2022 Overallotment Common Stock”) and/or Warrants (the “September 2022 Overallotment Warrants”) (collectively, the “September 2022 Overallotment”). The closing of the offering took place on September 19, 2022.

The gross proceeds received from the sale of the shares of the Common Stock and September 2022 Warrants in the September 2022 Offering, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company and before any overallotment, was $7,500,000.

The underwriters exercised their option for 3,600,000 September Overallotment Warrants, at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant. Total proceeds from the September 2022 Overallotment Warrants was $36,000.

The Company remitted to the Holder of the Senior Convertible Note an amount of $2,265,928 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including Underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis.

The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder of the Senior Convertible Note was $4,080,990.

The shares of Common Stock and the September 2022 Warrants, including the 2022 Overallotment Warrants, sold by the Company have been registered pursuant to a registration statement on Form S-3 (File No. 333-252370), which the SEC declared effective on February 5, 2021. A final prospectus supplement and accompanying base prospectus relating to the offering were filed with the SEC on September 19, 2022.

The Company does not intend to list the September 2022 Warrants, including the 2022 Overallotment Warrants, sold in the offering on any securities exchange or other trading market.

On September 19, 2022, prior to the closing of the offering, the Company entered into a warrant agency agreement (the “Warrant Agency Agreement”) with Vstock Transfer, LLC (“Vstock”), to serve as the Company’s warrant agent for the September 2022 Warrants, including September 2022 Overallotment Warrants. Upon the closing of the offering. The September 2022 Warrants, including September 2022 Overallotment Warrants are exercisable upon issuance and expire five years from the date they first became exercisable.

