Form 10-Q
period 2022-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2022-11-14
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

(Former name, former address and formal fiscal year, if changed since last report)

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

As of November 11, 2022, there were 70,922,944 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2022

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022	1

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2022 and 2021	3

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) For the Three Months Ended September 30, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	47

Item 4. Controls and Procedures	47

PART II: OTHER INFORMATION	48

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	48

Signatures	49

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	June 30, 2022

ASSETS

Current assets
Cash	$2,982,179	$2,517,146
Restricted cash	1,299,252	2,292,662
Accounts receivable, net	529,699	304,959
Receivables reserved for users	3,222,992	2,941,882
Other receivables	1,038,691	372,283
Prepaid expenses and other current assets	1,156,585	1,543,053
Total current assets	10,229,398	9,971,985

Equipment, net	38,524	43,925
Operating lease right-of-use asset	134,151	164,288
Intangible assets, net	26,871,932	30,346,489
Goodwill	20,993,275	22,275,313
Other non-current assets	1,665,463	2,062,176

TOTAL ASSETS	$59,932,743	$64,864,176

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$12,291,670	$12,344,052
Liabilities to customers	4,245,389	4,671,287
Deferred revenue	1,039,753	575,097
Senior convertible note	32,221,573	35,000,000
Derivative liability	9,124,756	9,399,620
Current portion of notes payable and other long-term debt	92,726	139,538
Operating lease liability – current	358,900	364,269
Contingent consideration – current	3,148,893	3,328,361
Total current liabilities	62,523,660	65,822,224

Warrant liability	5,028,462	2,192,730
Operating lease liability – non-current	606,261	669,286

Total liabilities	68,158,383	68,684,240

Commitments and contingencies (Note 12)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at September 30, 2022	7,855,924	7,781,380

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 70,922,944 and 40,922,944 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	70,923	40,923
Additional paid-in capital	147,059,122	144,874,173
Accumulated deficit	(153,309,017)	(149,140,426)
Accumulated other comprehensive loss	(9,902,592)	(7,376,114)
Total stockholders’ equity (deficit)	(16,081,564)	(11,601,444)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$59,932,743	$64,864,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Net revenue	$9,605,264	$16,408,291

Operating costs and expenses:
Cost of revenue	3,750,416	6,451,292
Sales and marketing	2,445,335	7,386,463
General and administrative	9,471,034	11,175,136
Total operating expenses	15,666,785	25,012,891

Operating loss	6,061,521	8,604,600

Other income (expense):
Interest expense	(1,058,408)	(2,345,196)
Change in fair value of derivative liability on the senior convertible note	274,864	-
Change in fair value of warrant liability	2,450,556	11,808,600
Change in fair value of contingent consideration	179,468	-
Other non-operating income (loss)	46,450	(1,411,185)
Total other income (expense), net	1,892,930	8,052,219

Loss before income taxes	4,168,591	552,381

Income tax benefit (expense)	-	-

Net loss	$4,168,591	$552,381

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(74,544)	-

Net loss attributable to common stockholders	$4,443,763	$552,381

Net loss per common share:
Basic and diluted loss per common share	$(0.10)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	44,835,987	21,954,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2022	2021

Net loss	$4,168,591	$552,381

Other comprehensive loss:
Foreign currency translation loss	2,526,478	1,424,986

Total comprehensive loss	$6,695,069	$1,977,367

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in 10% Series A Cumulative Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) For the Three Months Ended September 30, 2022 and 2021 (Unaudited)

	10% Series A Cumulative Redeemable Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)

Balance as of July 1, 2022	835,950	$7,781,380	40,922,944	$40,923	$144,874,173	$(149,140,426)	$(7,376,114)	$(11,601,444)
Accretion of redemption value and issuance costs	-	74,544	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	30,000,000	30,000	1,538,130	-	-	1,568,130
Stock based compensation	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as of September 30, 2022	835,950	$7,855,924	70,922,944	$70,923	$147,059,122	$(153,309,017)	$(9,902,592)	$(16,081,564)

Balance as of July 1, 2021	-	$-	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	-	-	8,500	8	40,961	-	-	40,969
Common stock issued for services	-	-	78,527	79	574,220	-	-	574,299
Stock based compensation	-	-	-	-	308,073	-	-	308,073
Foreign exchange translation	-	-	-	-	-	-	(1,424,986)	(1,424,986)
Net loss	-	-	-	-	-	(552,381)	-	(552,381)
Balance as of September 30, 2021	-	$-	21,983,172	$21,983	$123,264,256	$(47,460,717)	$(2,094,156)	$73,731,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,168,591)	$(552,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,862,718	3,230,736
Right-of-use asset amortization	18,443	111,616
Stock-based compensation	921,991	882,372
Amortization of debt discount	-	1,639,494
Change in fair value of warrant liability	(2,450,556)	(11,808,600)
Change in fair value of contingent consideration	(179,468)	-
Change in fair value of derivative liability	(274,864)	-
Other non-cash charge, net	-	(92,820)
Changes in operating assets and liabilities:
Accounts receivable	(235,486)	(220,660)
Receivables reserved for users	(227,573)	(2,878,302)
Other receivables	(395,566)	360,125
Prepaid expenses and other current assets	34,553	331,953
Other non-current assets	(338)	131
Accounts payable and accrued expenses	714,622	2,772,657
Liabilities to customers	(611,003)	2,793,781
Deferred revenue	464,656	128,935
Operating lease liability	(68,392)	(90,256)
Net cash used in operating activities	(4,594,854)	(3,391,219)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	-	(14,947,835)
Purchase of intangible assets	-	(38,606)
Purchases of equipment	-	(56,440)
Net cash used in investing activities	-	(15,042,881)

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	6,854,418	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	-
Payment of Bethard contingent consideration	-	(850,520)
Proceeds from exercise of stock options and warrants, net of issuance costs	-	4,015
Repayment of senior convertible note	(2,778,427)	-
Repayment of notes payable and finance leases	(36,814)	(52,857)
Net cash provided by (used in) financing activities	3,838,549	(899,362)

Effect of exchange rate on changes in cash and restricted cash	227,928	(154,269)
Net decrease in cash and restricted cash	(528,377)	(19,487,731)
Cash and restricted cash, beginning of period	4,809,808	23,360,368
Cash and restricted cash, end of period	$4,281,431	$3,872,637

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	September 30, 2022	September 30, 2021
Cash	$2,982,179	$2,817,536
Restricted cash	1,299,252	1,055,101
	$4,281,431	$3,872,637

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2022	June 30, 2021
Cash	$2,517,146	$19,917,196
Restricted cash	2,292,662	3,443,172
	$4,809,808	$23,360,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2022	September 30, 2021
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$701,496	$700,000
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$74,544	$-
Cash consideration payable for Bethard acquisition	$-	$4,721,852
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$-	$6,700,000

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

On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix operated esports centers that provided esports programming and gaming infrastructure. The Helix game center assets in Foxboro, MA and North Bergen, NJ, herein referred to as the “Helix Game Centers” were sold on June 10, 2022. EEG Labs, the analytics platform, and the yet to be released proprietary player-versus-player wagering platform Betground from the Helix acquisition were retained. On July 13, 2021, the Company completed its acquisition of the online casino and sports book business operating under the brand of Bethard (referred to herein as “Bethard”).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. The unaudited condensed consolidated financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2022. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Reportable Segments

The Company operates two complementary business segments:

EEG iGaming

EEG iGaming includes the Company’s iGaming casino and sportsbook product offerings. Currently, the Company operates the business to consumer segment primarily in Europe.

EEG Games

EEG Games delivers esports entertainment experiences to gamers through a combination of 1) the Company’s proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through the Company’s EGL tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground, our proprietary wagering product). Currently, we operate our esports EEG Games business in the United States and Europe.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note”), issued by the Company on February 22, 2022 in the principal amount of $35,000,000 with a September 30, 2022 outstanding carrying value of $32,221,573. The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. The Company repaid principal of $2,778,427 during the three months ended September 30, 2022, using proceeds from the September 2022 equity financing (“September 2022 Offering”). The maturity date of the Senior Convertible Note is June 2, 2023. The Senior Convertible Note is classified as a current liability on the unaudited condensed consolidated balance sheet and due to the default it may be redeemed by the holder thereof (the “Holder”) prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $9,124,756 in current liabilities on the unaudited condensed consolidated balance sheet that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the Senior Convertible Note of approximately $606,000,000, is materially higher than the fair value of the derivative liability of $9,124,756 calculated at September 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note. See Note 11 for additional information regarding the Senior Convertible Note, and the potential effects on the Company’s business, financial condition, and results of operations.

In addition to compliance with debt covenants, the Company considered that it had an accumulated deficit of $153,309,017 as of September 30, 2022 and that in recent years it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At September 30, 2022, the Company had total current assets of $10,229,398 and total current liabilities of $62,523,660. Net cash used in operating activities for the three months ended September 30, 2022 was $4,594,854, which includes a net loss of $4,168,591. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2022, the Company had $2,982,179 of available cash on-hand and net current liabilities of $52,294,262.

On September 19, 2022 the Company closed an offering (the “September 2022 Offering”) in which it sold (a) 30,000,000 shares of Common Stock, $0.001 par value per share and (b) warrants to purchase up to 30,000,000 shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Offering Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Offering Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7,500,000. On the issuance date, the Company also granted an overallotment to the underwriters of the offering for 3,600,000 overallotment warrants (“September 2022 Overallotment Warrants”), at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant (the September 2022 Offering Warrants and September 2022 Overallotment Warrants are collectively referred to as the “September 2022 Warrants”). Total proceeds from the September 2022 Overallotment Warrants were $36,000. The Company remitted to the Holder an amount of $2,265,927 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 September 2022 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $4,075,991.

On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 warrants with an exercise price of $1.00 (the “March 2022 Offering Warrants”). There was also an overallotment option exercised to purchase warrants to purchase an additional 2,250,000 shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022 (the March 2022 Offering Warrants and the April 2022 Overallotment Warrants are collectively referred to as the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13,605,000.

The amount of available cash on hand on November 11, 2022, one business day preceding this filing, was $1,134,097.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) the potential proceeds from the exercise of the 33,600,000 September 2022 Warrants, exercisable at $0.25, outstanding at September 30, 2022, (ii) the potential proceeds from the exercise of the 17,250,000 March 2022 Warrants, exercisable at $1.00, outstanding at September 30, 2022, (iii) the ability to sell shares of Common Stock of the Company through various forms of offerings, and (iv) the ability to raise additional financing from other sources. The Company is also continuing discussions with the Holder to restructure the payment terms and debt covenants.

Net cash provided by financing activities for the three months ended September 30, 2022 totaled $3,838,549, which related to $6,854,418 proceeds from the issuance of 30,000,000 units, each consisting of one share of Common Stock and one September 2022 Offering Warrant, as part of the September 2022 Offering, offset by the repayments of part of the senior convertible note principal of $2,778,427, repayments of notes payable and finance lease for $36,814 and the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock of $200,628.

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

On June 7, 2022, the Company received a further letter from the Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

On October 11, 2022 the Company received a third letter from Nasdaq that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended. The Company requested an appeal and under the Nasdaq rules, while any appeal is pending, the suspension of trading of the Company’s Common Stock, warrants and 10% Series A cumulative redeemable convertible preferred stock will be stayed and will continue to trade on Nasdaq until the Nasdaq hearing panel makes a determination after the hearing. The hearing is scheduled for November 17, 2022. As part of the compliance plan the Company is negotiating with the Holder to restructure the Senior Convertible Note, including the derivative liability. All listing deficiencies will be considered as part of the Company’s compliance plan.

While the Company is exercising diligent efforts to maintain the listing of its Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq listing standards, or that it will not be delisted.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of September 30, 2022 and June 30, 2022, the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esports events and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the unaudited condensed consolidated statements of operations. At September 30, 2022 and June 30, 2022, the allowance for credit losses was not material to the unaudited condensed consolidated financial statements of the Company.

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

The estimated useful life and residual value of equipment are reviewed and adjusted, if appropriate, at the end of each reporting period. The costs and accumulated depreciation of assets that are sold, retired, or otherwise disposed of are removed from the accounts and the resulting gain or loss is recognized as a gain or loss on sale or disposition of assets in the unaudited condensed consolidated statements of operations.

Digital Assets

Digital assets for the period ended September 30, 2022 and the year ended June 30, 2022 comprised of Ethereum Classic cryptocurrency (“Ethereum Classic” or “ETC)” and Ethereum cryptocurrency (“Ethereum” or “ETH)”, respectively. The digital assets are included in current assets in the accompanying unaudited condensed consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets. There are no limitations or restrictions on the Company’s ability to sell digital assets. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed below.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. Impairment losses of the Company’s digital assets were not material to the unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and September 30, 2021.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company generally liquidates its digital assets position monthly, or more frequently depending upon the market conditions. The Company’s recognized realized gains through the sale and disbursement of digital assets during the three months ended September 30, 2022 and 2021 and the amounts were not material to the unaudited condensed consolidated financial statements. At September 30, 2022 and June 30, 2022, the Company held no digital assets.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, as of September 30, 2022 the Company’s business is classified into four reporting units: iGaming Malta (including Bethard and Lucky Dino), iGaming Argyll (UK), EGL, and GGC. The Helix business was sold as of June 10, 2022 and was previously its own reporting unit.

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

Intangible assets

Intangible assets with determinable lives consist of player relationships, developed technology and software, tradenames and gaming licenses. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives of 5 years for player relationships and developed technology and software, 10 years for tradenames and 2 years for gaming licenses. The Company also capitalizes internal-use software costs such as external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are expensed as incurred. The Company may also hold indefinite-lived intangible assets in the form of digital assets as discussed above in Digital Assets.

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

During the three months ended September 30, 2022 and 2021, the Company determined that there was no impairment on its long-lived assets.

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

Leases

The Company leases office space through operating lease agreements that were a result of its acquisitions of Argyll and Lucky Dino. The Company previously leased game center space, other property and equipment, acquired through the Helix acquisition, that was sold as part of the Helix sale transaction on June 10, 2022, where the purchaser assumed the lease liabilities. The Company measures an operating lease right-of-use (“ROU”) asset and liability, as well as a finance lease asset and liability, based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date.

The minimum payments under operating leases are recognized on a straight-line basis over the lease term in the unaudited condensed consolidated statements of operations. Operating lease expenses related to variable lease payments are recognized as operating expenses in a manner consistent with the nature of the underlying lease and as the events, activities, or circumstances in the lease agreement occur. Leases with a term of less than 12 months (“short-term leases”) are not recognized on the unaudited condensed consolidated balance sheets. The rent expense for short-term leases is recognized on a straight-line basis over the lease term and included in general and administrative expense on the unaudited condensed consolidated statements of operations.

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

Derivative Instruments

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 11). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability (Note 16) in the unaudited condensed consolidated balance sheets. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited condensed consolidated statements of operations as other income or expense (Note 16).

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with its host instrument. The Company records the fair value of the remaining embedded derivative at each balance sheet date and records the change in the fair value of the remaining embedded derivative as other income or expense in the unaudited condensed consolidated statements of operations.

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

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company adjusts contingent consideration resulting from a business combination, derivative financial instruments and warrant liabilities, to fair value on a recurring basis. Certain long-lived assets may be periodically required to be measured at fair value on a nonrecurring basis, including long-lived assets that are impaired. The fair values for other assets and liabilities such as cash, restricted cash, accounts receivable, receivables reserved for users, other receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, and liabilities to customers have been determined to approximate their carrying amounts due to the short maturities of these instruments. The fair values of the Senior Convertible Note and lease liabilities approximate their carrying value based on current interest and discount rates.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended September 30, 2022 and 2021 because their inclusion would have been antidilutive:

	As of September 30,
	2022	2021
Common stock options	981,126	466,176
Common stock warrants	56,200,558	5,350,558
Common stock issuable upon conversion of senior convertible note	14,758,874	2,120,000
10% Series A cumulative redeemable convertible preferred stock	835,950	-
Total	72,776,508	7,936,734

Comprehensive Loss

Comprehensive loss consists of the net loss for the year and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the year is included in the unaudited condensed consolidated statements of comprehensive loss.

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

Revenue generating activities of the Company may be subject to value added tax (“VAT”) in certain jurisdictions in which the Company operates. Revenue is presented net of VAT in the unaudited condensed consolidated statements of operations. VAT receivables and VAT payables are included in other receivables and accounts payable and accrued expenses, respectively on the unaudited condensed consolidated balance sheets. Sales to customers do not have significant financing components or payment terms greater than 12 months.

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

The Company evaluates bets that its users place on websites owned by third party brands in order to determine whether it may recognize revenue on a gross basis, when acting as the principal provider of the wagering service, or on a net basis, when acting as an intermediary or agent. The principal in a wagering service involving a third party is generally the entity that controls the wagering service such that it has a right to the services being performed by the third party and can direct the third party in delivery of the service to its users. The Company records revenue on a gross basis as it has determined it is the principal in transactions involving third parties, such as revenue sharing arrangements, as it controls the wagering service being offered to the users such that it has a right to the service performed by third parties and can further direct third parties in providing services to users. The Company further records expenses related to its revenue sharing arrangements and other third-party iGaming expenses within costs of revenue in the unaudited condensed consolidated statements of operations.

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

The software subscriptions also allow for game center operators to enable their equipment to mine cryptocurrency when gaming stations are not in use by the end user. The software allows the participating game center operators to contribute their computer power for the purpose of adding a block to the blockchain within a mining pool where the Company and the participating game center operators are participants. The Company’s software enables the participating game center operators to enter into mining pools with mining pool operators to provide computing power to the mining pool to mine cryptocurrency digital assets. The Company and the participating game center operators are entitled to a fractional share of the fixed cryptocurrency digital asset award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company and participating game center operators’ fractional share is based on the proportion of computing power contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. A digital asset award is received by the Company from the mining pool, in the form of crypto currency (i.e., Ethereum), for successfully adding a block to the blockchain. The Company records a payable for the amount due to each participating game center operator, in the form of U.S. dollars, based on the participating game center operators’ computing power contributed toward the mining of the award less a fee charged by the Company. The amounts due to the participating game center operators are paid in U.S. dollars. The Company recognizes the fair value of the digital awards, net of fees and amounts payable to the game center operators, as revenue at the time the digital award is added to the blockchain using the price of the digital coin quoted in U.S. dollars. The transaction consideration of the digital award the Company receives, if any, is non-cash consideration. The Company records revenue on a net basis as it has determined it is the agent in the transactions with the mining pool and facilitates the provision of the computing power and payments for the participating game center operators. The transaction consideration for the mining of cryptocurrency is variable consideration as it is based on the number of blocks added to the blockchain and the amount of the digital asset received from the mining pool. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is currently no specific definitive guidance under U.S. GAAP or an alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the Financial Accounting Standards Board (“FASB”), the Company may be required to change its policies, which could impact the Company’s unaudited condensed consolidated financial position and results from operations.

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

Esports event management and team services revenues are recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognizes revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services is recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services is recorded as deferred revenue on the unaudited condensed consolidated balance sheets. The Company may also enter into profit sharing arrangements which are determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements is recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contract may further require the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company does not recognize revenue from the processing of payments until the conclusion of the event or tournament.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The standard clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. An entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as an exchange of the original instrument for a new instrument. The guidance is effective for the fiscal years beginning after December 15, 2021. The Company adopted this standard as of July 1, 2022. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The Company adopted this standard as of July 1, 2022. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its unaudited condensed consolidated financial statements and it does not expect the guidance to have a material effect on its unaudited condensed consolidated financial statements.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	September 30, 2022	June 30, 2022
Indirect taxes	$453,864	$306,040
Other	584,827	66,243
Other receivables	$1,038,691	$372,283

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	September 30, 2022	June 30, 2022
Prepaid marketing costs	$50,625	$298,300
Prepaid insurance	240,364	230,404
Prepaid gaming costs	408,393	575,113
Accrued income	131,259	110,613
Other	325,944	328,623
Prepaid expenses and other current assets	$1,156,585	$1,543,053

Note 5 – Equipment

The components of equipment are as follows:

	September 30, 2022	June 30, 2022
Computer equipment	$36,612	$35,911
Furniture and equipment	32,220	34,526
Equipment, at cost	68,832	70,437
Accumulated depreciation and finance lease amortization	(30,308)	(26,512)
Equipment, net	$38,524	$43,925

Depreciation expense and finance lease amortization expense was $22,413 and $46,736 for the three months ended September 30, 2022 and 2021, respectively.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2022	19,660,481	2,614,832	22,275,313
Foreign currency translation	(1,282,038)	-	(1,282,038)
Goodwill, balance as of September 30, 2022	$18,378,443	$2,614,832	$20,993,275

There were no asset impairment charges for goodwill or long-lived assets, including definite-lived intangible assets, for the three months ended September 30, 2022 or 2021.

The intangible amounts comprising the intangible asset balance are as follows:

	September 30, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$5,505,953	$(681,633)	$4,824,320	$5,835,512	$(578,960)	$5,256,552
Developed technology and software	9,718,731	(2,355,233)	7,363,498	10,109,366	(1,935,018)	8,174,348
Gaming licenses	1,229,584	(876,721)	352,863	1,317,567	(774,760)	542,807
Player relationships	19,545,303	(5,422,032)	14,123,271	20,920,029	(4,757,813)	16,162,216
Internal-use software	222,888	(14,908)	207,980	225,086	(14,520)	210,566
Total	$36,222,459	$(9,350,527)	$26,871,932	$38,407,560	$(8,060,653)	$30,346,489

During the three months ended September 30, 2022 and 2021, the Company recorded amortization expense for its intangible assets of $1,840,305 and $3,184,000, respectively. The amortization for EEG iGaming segment was $1,591,740 and $2,274,000, and for the EEG Games segment was $248,565 and $910,000, for the three months ended September 30, 2022 and 2021, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Fiscal 2023	$5,315,160
Fiscal 2024	6,603,585
Fiscal 2025	6,603,585
Fiscal 2026	5,546,899
Fiscal 2027	632,591
Thereafter	2,170,112
Total	$26,871,932

Note 7 – Other Non-Current Assets

The components of other non-current assets are as follows:

	September 30, 2022	June 30, 2022
iGaming regulatory deposits	$1,587,526	$1,715,053
iGaming deposit with service providers	-	261,825
Rent deposit	73,573	80,520
Other	4,364	4,778
Other non-current assets	$1,665,463	$2,062,176

Note 8 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	September 30, 2022	June 30, 2022
Trade accounts payable	$4,910,175	$5,069,616
Accrued marketing	2,189,364	2,388,987
Accrued payroll and benefits	781,999	833,322
Accrued gaming liabilities	564,729	446,626
Accrued professional fees	328,549	555,967
Accrued jackpot liabilities	276,855	297,970
Accrued other liabilities	3,239,999	2,751,564
Total	$12,291,670	$12,344,052

Note 9 – Related Party Transactions

The Company reimburses the Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the Chief Executive Officer for office expense reimbursement of $1,200 for the three months ended September 30, 2022 and 2021. As of September 30, 2022 and 2021, there were no amounts payable to the Chief Executive Officer.

The Company retained the services of its Chief Financial Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remits monthly payments to its Chief Financial Officer of NZD 36,995 ($20,854 translated using the exchange rate in effect at September 30, 2022) under the consultancy agreement and $500 per month under the employment agreement.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $2,935 and $11,109 for three months ended September 30, 2022 and 2021, respectively, in accordance with these agreements. As of September 30, 2022 and 2021, there were $2,935 and $0 amounts payable to Contact Advisory Services Ltd, respectively.

The Company has retained services from a former member of its Board of Directors who remained as an advisor to the Company with an annual fee of $60,000. The member was previously retained through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($20,028 translated using the exchange rate in effect at September 30, 2022) per month to the firm that is controlled by this member of the Board of Directors. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board of Directors and from his role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated.

During the three months ended September 30, 2021, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. This included net sales to Tilt, LLC in the amount of $153,814 for game center equipment, and amounts paid to Tilt, LLC of $11,200 for equipment leased, $3,526 for services and $9,349 for cryptocurrency mining. The individual was no longer employed by the Company during the three months ended September 30, 2022.

Note 10 – Leases

The Company leases office and building space and equipment under operating lease agreements. The Company previously leased computer equipment under finance lease agreements that was disposed of in June 2022. The Company’s lease agreements have terms not exceeding five years. Certain leases contain options to extend that are assessed by management at the commencement of the lease and are included in the lease term if the Company is reasonably certain of exercising.

In July 2021, the Company commenced a lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000 ($81,209 translated using the exchange rate in effect at September 30, 2022), increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term. The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend.

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Condensed Consolidated Balance Sheet Caption	September 30, 2022	June 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$134,151	$164,288
Total lease assets		$134,151	$164,288
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$358,900	$364,269

Long-term:
Operating lease liabilities	Operating lease liability - non-current	606,261	669,286
Total lease liabilities		$965,161	$1,033,555

The operating lease expense for the three months ended September 30, 2022 was $37,254. The operating lease expense and finance lease expense for the three months ended September 30, 2021 were $114,903 and $14,752, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	September 30, 2022	June 30, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	3.66	3.87

Weighted Average Discount Rate:
Operating leases	8.00%	8.00%

The future minimum lease payments at September 30, 2022 follows:

Operating Lease
Remainder of fiscal 2023	$336,354
Fiscal 2024	306,484
Fiscal 2025	222,789
Fiscal 2026	229,473
Total lease payments	1,095,100
Less: imputed interest	(129,939)
Present value of lease liabilities	$965,161

Note 11 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term debt follows:

	Maturity	Interest Rate as of September 30, 2022	September 30, 2022	June 30, 2022
Notes payable	April 30, 2023	3.49%	$92,726	$139,538
			92,726	139,538
Less current portion of notes payable and long-term debt			(92,726)	(139,538)
Notes payable and other long-term debt			$-	$-

In connection with its acquisition of Argyll on July 31, 2020, the Company assumed a note payable of £250,000 ($327,390 translated using the exchange rate in effect at the acquisition date). The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue through May 2023. The principal balance of the notes payable on September 30, 2022 was £83,333 ($92,726 translated using the exchange rate in effect at September 30, 2022). Interest expense on the note payable was $964 and $1,101 for the three months ended September 30, 2022 and 2021, respectively.

The maturities of long-term debt are as follows:

Fiscal 2023	$92,726
Total	$92,726

Senior Convertible Note

On February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29,150,001, with the Senior Convertible Note in the aggregate principal of $35,000,000. As part of the September 2022 Offering (Note 15), the Company remitted to the Holder an amount of $2,778,427 from the proceeds reducing the Senior Convertible Note principal balance to $32,221,573 as recorded in the unaudited condensed consolidated balance sheet as of September 30, 2022 from the $35,000,000 as of June 30, 2022.

The interest rate on the Senior Convertible Note is 8.0% per annum (consistent with the Old Senior Convertible Note), and from and after the occurrence and during the continuance of any Event of Default (as defined in the Senior Convertible Note), the interest rate shall automatically be increased to 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Senior Convertible Note as of September 30, 2022 or subsequently. The Company has been accruing interest expense at a rate of 12% beginning March 31, 2022, the date it was initially not in compliance with certain debt covenants, as compared to using the set rate of 8.0%, and has recorded the additional $700,000 interest accrual for the difference in rates in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2022, with $350,000 recorded in interest expense in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2022. The maturity date of the Senior Convertible Note is June 2, 2023, subject to extension in certain circumstances, including bankruptcy and outstanding events of default. The Company may redeem the Senior Convertible Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

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

If an Event of Default has occurred under the Senior Convertible Note, in addition to the default interest rate discussed above, the Holder may elect to alternatively convert the Senior Convertible Note at the Alternate Conversion Price (as defined in the Senior Convertible Note). In connection with an Event of Default, the Holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 106% of the outstanding principal of the Senior Convertible to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater. The Holder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The Company is currently in default and the Holder has not yet elected to alternatively convert.

In addition, unless approval of the Company’s stockholders as required by the Nasdaq is obtained, the Company is prohibited from issuing any shares of Common Stock upon conversion of the Senior Convertible Note or otherwise pursuant to the terms of the Senior Convertible Note, if the issuance of such shares of Common Stock would exceed 19.99% of the Company’s outstanding shares of Common Stock or otherwise exceed the aggregate number of shares of Common Stock which the Company may issue without breaching its obligations under the rules and regulations of Nasdaq. Should the Holder convert the principal balance outstanding at September 30, 2022 at the Alternate Conversion Price that is currently available to the Holder, or a portion of the principal balance, the Company may be subject to remit amounts to the Holder materially in excess of the principal balance outstanding through payment of cash. Refer to the Alternate Conversion discussion below for further information of this settlement option available to the Holder.

In connection with a Change of Control (as defined in the Senior Convertible Note), the Holder may require the Company to redeem all or any portion of the Senior Convertible Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note.

At any time after the date the Company provides notice to the Holder of the Company incurring additional debt, the Holder will have the right to have the Company redeem all or a portion of the Senior Convertible Note at a redemption price of 100% of the portion of the Senior Convertible Note subject to redemption.

The Senior Convertible Note agreement includes provision that should the Company be in both breach of its debt covenants and its price per common share trade below the conversion floor price of $2.1832 (the “Conversion Floor Price”), the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022, June 30, 2022, September 30, 2022 and through the date of issuance of this report, both the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make whole provision in the Senior Convertible Note was determined to represent an obligation of the Company under the terms of the Senior Convertible Note. At September 30, 2022 and June 30, 2022, the Company estimates it would be required to issue up to 14,758,874 and 16,031,513 shares of Common Stock under the Alternate Conversion make whole provision of the Senior Convertible Note, respectively. At September 30, 2022, the Company also estimates the fair value of the derivative liability, which gives effect to the cash amount payable to the Holder under the Alternate Conversion make-whole provisions of the Senior Convertible Note, to be $9,124,756. While the Company records a derivative liability at each reporting period for the amount contingently payable to the Holder under the Alternate Conversion make-whole provision, a strict application of the formula in the Senior Convertible Note indicates the cash liability to the Holder may be materially higher than the derivative liability. A calculation of the cash liability due to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note indicated a liability of approximately $606,000,000 at September 30, 2022. The derivative liability amount recognized by the Company for its obligation to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note is subject to material fluctuation at each reporting date. The output of the Monte Carlo model that is used to estimate the fair value of the derivative liability will fluctuate based on the Company’s share price, market capitalization, estimated enterprise value, and the Company’s estimate of credit and non-performance risk.

Under the Senior Convertible Note, and consistent with the Old Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company is also subject to certain financial debt covenants relating to available cash, minimum annual revenues, ratio of debt to market capitalization and minimum cash flow.

The Senior Convertible Note is subject to a most favored nation provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company enters into any agreement to issue, or issue any variable rate securities, the Holder of the Senior Convertible Note has the additional right to substitute such variable price (or formula) for the conversion price. If the Holder were to substitute a floor price of $2.1832 (“Conversion Floor Price”) as the variable price, the Company would be required to settle in cash any difference between the market value of the shares subject to conversion at the floor price and the market value of the shares using the variable price, excluding any reference to the floor. The Holder of the Senior Convertible Note also has the right to have the Company redeem all or a portion of the Senior Convertible Note should the Company provide notice of incurring additional debt.

If an Event of Default occurs, the Holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note, inclusive of a 15% premium payable (“Incremental Premium”) in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the Conversion Floor Price of $2.1832 or a price derived from the volume weighted average price of the Company’s Common Stock at the time of Alternate Conversion. If the Alternate Conversion were to include the Conversion Floor Price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor. The Company is currently in default and the Holder has not yet elected to alternatively convert. See further discussion in make-whole derivative liability below. See Note 16 for further discussion of the fair value determined for the derivative liability.

At September 30, 2022, the Company is in default under the terms of the Senior Convertible Note. The Senior Convertible Note matures in less than 12 months from September 30, 2022, and the Company has continued to recognize its obligation under the Senior Convertible Note as a current liability in the unaudited condensed consolidated balance sheet. The Company has not remitted payment to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal.

The Old Senior Convertible Note was issued by the Company to the Holder on June 2, 2021 in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Old Senior Convertible Note would have matured on June 2, 2023, at which time the Company would have been required to repay the original principal balance and a minimum return (“Premium on Principal”) equal to 6.0% of any outstanding principal. The aggregate principal of the Old Senior Convertible Note repayable at maturity was $37,100,000 and the Old Senior Convertible Note accrued interest at rate of 8% per annum payable in cash monthly. The Old Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was being amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants. The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $17.50 per share. The conversion amounts were calculated as the principal balance identified for conversion plus the Premium on Principal. At any time after issuance, the Company had the option, subject to certain conditions, to redeem some or all of outstanding principal, inclusive of any minimum return due to the Holder based on the number of days the principal was outstanding.

Prior to the default, it was previously determined that the Company was not in compliance with the Old Senior Convertible Note covenants at September 30, 2021 and subsequent reporting dates. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Old Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021. In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Old Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and 15% premium payable that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Old Senior Convertible Note had converted the full principal amount of $7,500,000 into 2,514,459 shares of Common Stock.

The Company previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 14). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss), net, in the consolidated statement of operations for the year ended June 30, 2022 and the amount remains unpaid and recorded as accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2022.

During the three months ended December 31, 2021, the Company had not maintained compliance with certain covenants of the Old Senior Convertible Note, having identified non-compliance with the covenants previously identified at September 30, 2021. The Company obtained a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022.

Make-Whole Derivative Liability

The Senior Convertible Note agreement includes provision that should both the Company be in breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At September 30, 2022, both the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the Holder of the Old Senior Convertible Note for breach of covenants, as well as a waiver for breach of covenants through March 30, 2022 under the Senior Convertible Note, the Company was unable to comply with the debt covenants under the Senior Convertible Note or otherwise obtain a debt waiver from March 31, 2022 through the three months ended September 2022 and subsequent to the period end. As a result, the make-whole provision in the Senior Convertible Note agreement was determined to represent an obligation of the Company at September 30, 2022 under the terms of the Senior Convertible Note.

The make-whole provision in the Senior Convertible Note is a derivative liability. The Company’s obligation to make a payment under the make-whole provision was previously assessed as remote with an immaterial fair value. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price. At September 30, 2022, the Company has been unable to complete an agreement to restructure the terms and covenants of the Senior Convertible Note. The stock price further continues to trade materially below the Conversion Floor Price and the Company has also been unable to secure a debt waiver. The fair value of the derivative liability at September 30, 2022 was determined using a Monte Carlo valuation model. See Note 16 for further discussion of the fair value determined for the derivative liability.

At September 30, 2022, the Company estimates that it would be required to issue up to 14,758,874 shares of Common Stock under the Alternate Conversion provisions of the Senior Convertible Note. The Company further estimated the derivative liability to the holder to be $9,124,756 and $9,399,620 at September 30, 2022 and June 30, 2022, respectively, which is included in the derivative liability in the unaudited condensed consolidated balance sheets and the expense was recorded in the change in fair value of derivative liability in the unaudited condensed consolidated statements of operations. The make-whole liability calculated under the terms of the note of approximately $606,000,000 was materially higher than the fair value of $9,124,756 determined as of September 30, 2022 and considers the difference in the market price of the Company’s shares and a floor price of $2.1832 multiplied by a number of shares that is based on the outstanding principal and the market price of the Company’s Common Stock at September 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note.

Warrants

September 2022 Warrants

On September 19, 2022, the Company completed the September 2022 Offering, an equity offering in which it sold 30,000,000 units at $0.25 consisting of one share of Common Stock and one warrant for a total of 30,000,000 September 2022 Warrants with an exercise price of $0.25. The Company also sold a further 3,600,000 September 2022 Warrants in an overallotment with an exercise price of $0.25 issued to the underwriters of the offering on September 19, 2022.

The September 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $0.25. The September 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The warrants are not callable by the Company.

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On September 30, 2022, the Company determined the total fair value of the September 2022 Warrants to be $3,804,185. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 was $1,482,103. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

March 2022 Warrants

On March 2, 2022, the Company completed the March 2022 Offering, an equity offering in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 March 2022 Warrants with an exercise price of $1.00. The Company also sold a further 2,250,000 March 2022 Warrants in an overallotment with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022.

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

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On June 30, 2022 the Company determined the total fair value of the March 2022 Warrants to be $2,070,000. On September 30, 2022, the Company determined the total fair value of the March 2022 Warrants to be $1,207,500. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2022 was $862,500. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $17.50. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. As a result, for each share of Common Stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $17.50. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $32.50 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2022 the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $122,730, with a fair value of $117,340 determined for the Series A Warrants, and a fair value of $5,390 and determined for the Series B Warrants. At September 30, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $16,777 with a fair value of $16,486 determined for the Series A Warrants and a fair value of $291 determined for the Series B Warrants. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 was a decrease of $105,953 and $11,808,600, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

The proceeds from the issuance of the Old Senior Convertible Note were allocated to the Series A Warrants and Series B Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Old Senior Convertible Note to the Series A Warrants and Series B Warrants based on their initial fair value measurement, and then allocated the remaining proceeds to the Old Senior Convertible Note. The debt discount on the Old Senior Convertible Note was being amortized over its term of two years. The Company accelerated the amortization of the debt discount on the Old Senior Convertible Note and the amount was fully recognized in the prior year ended June 30, 2022.

Components of Long-Term Debt, including Senior Convertible Note

The components of the Company’s long-term debt, including the Senior Convertible Note follows:

	September 30, 2022	June 30, 2022
Current portion of long-term debt, including the senior convertible note	$32,314,299	$35,139,538
Total	$32,314,299	$35,139,538

Note 12 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in Common Stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of Common Stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated. For the three months ended September 30, 2021, the Company recorded $322,043 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of September 30, 2022 or June 30, 2022.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 50,000 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 10,000 shares of Common Stock on each annual anniversary date. As of September 30, 2022, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of Common Stock payable each year through the year ended June 30, 2030. During each of the three months ended September 30, 2022 and 2021, the Company recorded $342,333, in sales and marketing expense for its arrangement with Bally’s Corporation. There was $342,333 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of September 30, 2022 and no amounts outstanding as of June 30, 2022. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of September 30, 2022, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three months ended September 30, 2022 and 2021, the Company recorded $237,685 and $1,222,034, respectively, in sales and marketing expense for these arrangements. As of September 30, 2022, the commitments under these agreements are estimated at $2,319,014 for the year ended June 30, 2023, $1,363,797 for the year ended June 30, 2024, $494,980 for year ended June 30, 2025, and $290,663 for the year ended June 30, 2026.

Contingencies

As part of the acquisition of Bethard, the Company is required to pay additional contingent cash consideration during the 24-month period following the July 13, 2021 acquisition date equal 12% of net gaming revenue for the remaining term ending July 2023. As of September 30, 2022 and June 30, 2022 the Company has estimated the contingent consideration to be $3,148,983 and $3,328,361, respectively. During the three months ended September 30, 2022, the Company recognized a gain of $179,468 in the change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations.

Since the acquisition of the Argyll iGaming business on July 31, 2020, the Company has been responding to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. The Company continues to operate in the UK market and there have been no adverse judgments imposed by the UKGC against the Company. On November 10, 2022, the Company determined that it would be closing down its licensed remote gambling operation in the UK market. The Company will surrender its UK license as part of the winding down of the Argyll UK iGaming operations.

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company received a communication from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish iGaming operations. The Company responded to the communication in Q3 of fiscal year 2022 and changed its business operations in Finland as of the fiscal quarter ended June 30, 2022 as part of its response. Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also expected to come into effect in the calendar year starting January 1, 2023. Subsequently, the Finnish regulator has provided a second communication requesting certain changes to the Company’s marketing strategy to Finnish customers. The Company is in the process of responding to the Finnish regulator.

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded for loss contingencies as of September 30, 2022 or June 30, 2022. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 13 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, Flip Sports Limited (“FLIP”), EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Argyll, EGL Lucky Dino and Bethard have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix (until June 10, 2022 when the Helix Game Centers were disposed) principally service customers in the United States.

A disaggregation of revenue by type of service for the three months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,
	2022	2021
Online betting and casino revenues	$8,595,346	$14,662,588
Esports and other revenues	1,009,918	1,745,703
Total	$9,605,264	$16,408,291

A summary of revenue by geography for the three months ended September 30, 2022 and 2021 is as follows:

	September 30, 2022	September 30, 2021
United States	$812,880	$1,520,266
International	8,792,384	14,888,025
Total	$9,605,264	$16,408,291

A summary of long-lived assets by geography as at September 30, 2022 and 2021 follows:

	September 30, 2022	June 30, 2022
United States	$7,980,134	$8,271,360
International	41,723,211	46,620,831
Total	$49,703,345	$54,892,191

Note 14 – 10% Series A Cumulative Redeemable Convertible Preferred Stock

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

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of September 30, 2022 because a deemed liquidation event is not considered probable.

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

Note 15 – Equity

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

The following is a summary of common stock issuances for the three months ended September 30, 2022:

●	During the three months ended September 30, 2022, as part of the September 2022 Offering, the Company sold 30,000,000 units at $0.25, consisting of one share of Common Stock and one warrant with an exercise price of $0.25, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,928 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (see Note 11).

The following is a summary of common stock issuances for the three months ended September 30, 2021:

●	During the three months ended September 30, 2021, the Company issued 78,527 shares of Common Stock for services with a weighted average fair value of $7.31 per share or $574,299 in the aggregate.

●	During the three months ended September 30, 2021, the Company issued 8,500 shares of Common Stock from the exercise of stock options with a weighted average exercise price of $4.82 or $40,969 in the aggregate.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of Common Stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were no shares sold under the ATM for the three months ended September 30, 2022 and 1,165,813 shares sold under the ATM during the year ended June 30, 2022 for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022. At this time, the Company does not plan to sign a new ATM agreement.

Common Stock Warrants

On September 19, 2022, the Company closed the September 2022 Offering, in which it sold 30,000,000 units at $0.25 consisting of one share of Common Stock and one September 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 30,000,000 September 2022 Warrants at an exercise price of $1.00. On the offering date the underwriters of the September 2022 Offering exercised the over-allotment option to purchase 3,600,000 additional September 2022 Warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $36,000. There were no September 2022 Warrants exercised during the three months ended September 30, 2022 and all September 2022 Warrants were outstanding as of September 30, 2022. The September 2022 Warrants expire on September 19, 2027.

On March 2, 2022, the Company closed the March 2022 Offering, in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one March 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 15,000,000 March 2022 Warrants at an exercise price of $1.00. On April 1, 2022 the underwriters of the March 2022 Offering exercised the over-allotment option to purchase 2,250,000 additional March 2022 Warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $20,925. There were no March 2022 Warrants exercised during the three months ended September 30, 2022 and all March 2022 Warrants were outstanding as of September 30, 2022. The March 2022 Warrants expire on March 2, 2027.

On June 2, 2021, the Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercise price of $17.50 per share to the Holder of the Senior Convertible Note. There were no Series A Warrants exercised during the three months ended September 30, 2022. At September 30, 2022, the Series B Warrants are exercisable to the extent the Company has redeemed the principal under the Senior Convertible Note. The Series A Warrants expire on June 2, 2025 and the Series B Warrants expire on June 2, 2023.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of Common Stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of Common Stock priced at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of Common Stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on September 30, 2022. The Unit A Warrants expire on April 14, 2025. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at September 30, 2022.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of Common Stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of Common Stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at September 30, 2022. The Unit B Conversion Warrants have been fully exercised for shares of Common Stock.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2021	5,350,558	$14.19	3.14	8,743,588
Issued	17,250,000	1.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	22,600,558	$4.12	4.07	-
Issued	33,600,000	0.25
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding September 30, 2022	56,200,558	$1.81	4.51	-

Common Stock Options

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At September 30, 2022, there was a maximum of 1,967,936 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of September 30, 2022, there were 986,810 shares of Common Stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	474,676	$5.49
Granted	1,120,150	6.71
Exercised	(14,000)	4.82
Cancelled	(470,300)	6.54
Outstanding, June 30, 2022	1,110,526	$6.29
Granted	-	-
Exercised	-	-
Cancelled	(129,400)	6.56
Outstanding, September 30, 2022	981,126	$6.25

As of September 30, 2022, the weighted average remaining life of the options outstanding was 3.83 years. There are 981,126 options exercisable at September 30, 2022, with a weighted average exercise price of $6.25.

Stock Based Compensation

During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $921,991 and $308,073, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of September 30, 2022, there was no remaining unamortized stock compensation for stock options. No options were granted during the three months ended September 30, 2022.

Note 16 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 12)	$3,148,893	$-	$-	$3,148,893
Liability for the September 2022 Warrants (Note 11)	$3,804,185	-	-	$3,804,185
Liability for the March 2022 Warrants (Note 11)	$1,207,500	$1,207,500	$-	$-
Liability for the Series A and Series B Warrants (Note 11)	$16,777	$-	$-	$16,777
Derivative liability on Senior Convertible Note (Note 2 and Note 11)	$9,124,756	$-	$-	$9,124,756

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 12)	$3,328,361	$-	$-	$3,328,361
Liability for the March 2022 Warrants (Note 11)	$2,070,000	$2,070,000	$-	$-
Liability for the Series A and Series B Warrants (Note 11)	$122,730	$-	$-	$122,730
Derivative liability on Senior Convertible Note (Note 2 and Note 11)	$9,399,620	$-	$-	$9,399,620

A summary of the changes in Level 3 financial instruments for the three months ended September 30, 2022 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2022	$122,730	$3,328,361	$9,399,620
Fair value of the September 2022 Warrants (Note 11)	5,286,288	-	-
Change in fair value of September 2022 Warrants (Note 11)	(1,482,103)	-	-
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 11)	(105,953)	-	-
Change in fair value of Bethard contingent consideration liability (Note 12)	-	(179,468)	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2 and Note 11)	-	-	(274,864)
Balance at September 30, 2022	$3,820,962	3,148,893	9,124,756

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 11). The September 2022 Warrants were valued using a Black Scholes valuation model on issuance at September 19, 2022 and for the warrants outstanding at September 30, 2022 with the following assumptions:

	September 30, 2022	September 19, 2022
Contractual term, in years	5.00	5.00
Expected volatility	167%	167%
Risk-free interest rate	4.06%	3.69%
Dividend yield	-	-
Conversion / exercise price	$0.25	$0.25

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 11). The March 2022 Warrants outstanding at September 30, 2022 and June 30, 2022 were valued using the following assumptions:

	September 30, 2022	June 30, 2022
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$0.07	$0.12

The Series A and Series B Warrants outstanding at September 30, 2022 and June 30, 2022 are callable by the Company if certain criteria are met (Note 11) and were valued using a Monte Carlo valuation model with the following assumptions:

	September 30, 2022	June 30, 2022
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	135-190%	125% – 133%
Risk-free interest rate	3.96-4.24%	2.75% – 2.98%
Dividend yield	-	-
Conversion / exercise price	$17.50	$17.50

The value of the derivative liability on the Senior Convertible Note at September 30, 2022 and June 30, 2022 was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets less goodwill and an estimate of the Company’s total enterprise value with the following valuation assumptions:

	September 30, 2022	June 30, 2022
Contractual term remaining, in years	0.67	0.92
Expected volatility	177.29%	137.11%
De-leveraged volatility	64.08%	62.88%
Risk-free interest rate	3.89%	2.72
Dividend yield	—	—
Conversion / exercise price	$2.1832	$2.1832

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The cash liability calculated under the terms of the Senior Convertible Note of approximately $606,000,000 is materially higher than the fair value of the derivative liability of $9,124,756 calculated at September 30, 2022. The calculated make-whole liability may differ materially from the amount the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note.

The following is information relative to the Company’s derivative instruments in the unaudited condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	June 30, 2022
Derivative liability on Senior Convertible Note (Note 2 and 11)	Derivative liability	$9,124,756	$9,399,620

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021 is as follows:

	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in	Three months ended September 30,
Hedging Instruments	Income on Derivatives	2022	2021
Derivative liability on Senior Convertible Note (Note 2 and 11)	Change in fair value of derivative liability on Senior Convertible Note	$274,864	$-

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

The Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. The Company assesses the fair value of goodwill using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. During the three months ended September 30, 2022, there was no impairment of long-lived assets, goodwill and other intangible assets.

Note 17 – Segment Information

The Company operates its business and reports its results through two complementary operating and reportable segments: EEG iGaming and EEG Games, in accordance with ASC Topic 280, Segment Reporting.

The EEG iGaming business is comprised of our casino and sportsbook product offerings. Currently, EEG iGaming segment primarily operates in Europe. EEG iGaming includes the esports betting platform with full casino and sportsbook functionality and services for EEG iGaming customers. Our in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources from our FLIP acquisition.

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of 1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network center management software and services, enabling the Company to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through our EGL tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground our proprietary wagering product). Currently, the EEG Games business esports operation are primarily in the United States and Europe.

Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and Adjusted EBITDA to evaluate the performance of each operating and reportable segment.

The Company has recast previously reported information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s unaudited condensed consolidated financial statements.

The Company utilizes Adjusted EBITDA (as defined below) as its measure of segment profit or loss. The following table highlights the Company’s revenues and Adjusted EBITDA for each reportable segment and reconciles Adjusted EBITDA on a consolidated basis to net loss. Total capital expenditures for the Company were not material to the unaudited condensed consolidated financial statements.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the three months ended September 30,
	2022	2021
Revenues:
EEG iGaming segment	8,595,346	14,662,588
EEG Games segment	1,009,918	1,745,703

Total	9,605,264	16,408,291

Adjusted EBITDA
EEG iGaming segment	(461,195)	(944,227)
EEG Games segment	(546,796)	(876,508)
Other(1)	(2,214,448)	(2,496,142)
Total Adjusted EBITDA	(3,222,439)	(4,316,877)

Adjusted for:
Interest expense	(1,058,408)	(2,345,196)
Change in fair value of derivative liability	274,864	-
Change in fair value of warrant liability	2,450,556	11,808,600
Change in fair value of contingent consideration	179,468	-
Other non-operating income (loss), net	46,450	(1,411,185)
Depreciation and amortization	(1,862,718)	(3,230,736)
Right of use asset amortization	(18,443)	(111,616)
Stock-based Compensation	(921,991)	(882,372)
Cost of acquisition	(35,930)	(62,999)
Net loss	(4,168,591)	(552,381)

(1)	Other comprises of corporate and overhead costs.
(2)	The Company has no intersegment revenues or costs and thus no eliminations required.
(3)	The Company defines Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 18 – Subsequent Events

On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

On November 10, 2022, the Company determined that it would be closing down its licensed remote gambling operation in the UK market. The Company will surrender its UK license as part of the winding down of the Argyll UK iGaming operations.

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

Overview

Esports is skill based, competitive, organized video gaming by professional players, individually or as teams. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of September 30, 2022, the most popular esports games in the industry include Dota 2 and League of Legends (each multiplayer online battle arena games), and Counter-Strike: Global Offensive (a first-person shooter game). Fortnite, Call of Duty¸ Overwatch, and Apex Legends are other well-known popular esports games in the industry. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

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

EEG iGaming includes the esports betting platform with full casino and sportsbook functionality and services for EEG iGaming customers. Our in-house gambling software platform, Phoenix, is a modern reimagined sportsbook that caters to both millennial esports bettors as well as traditional sports bettors. Phoenix is being developed through the assets and resources from our Flip Sports Limited acquisition.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our Malta Gaming Authority (“MGA”) license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, Canada, New Zealand and South Africa, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	Argyll Entertainment’s Sportnation.bet online sportsbook and casino brand, licensed in the UK and Ireland (the Company is in the process of winding down Argyll’s operations),
●	5 online casino brands of Lucky Dino Gaming Limited and Hiidenkivi Estonia OU, its wholly-owned subsidiary (collectively referred to as “Lucky Dino”), licensed by the MGA on its in-house built iDefix casino-platform, and
●	The recently acquired Bethard Group Limited (“Bethard”) online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses.

In total, we currently hold five Tier-1 gambling licenses (Malta, UK, Ireland, Spain and Sweden). Our acquisitions of Lucky Dino and Bethard provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of 1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, 2) online tournaments (through our Esports Gaming League tournament platform), and 3) player-vs-player wagering (through our yet to be released Betground proprietary wagering product). Currently, we operate our esports EEG Games business in the United States and Europe.

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

The ultimate impact of the COVID-19 pandemic on our business will depend on future developments, which are uncertain and may result in an extended period of continued business disruption and reduced operations. A materially disruptive resurgence of COVID-19 cases or the emergence of additional variants or strains of COVID-19 could cause other widespread or more severe impacts depending on where infection rates are highest. Any resulting financial impact cannot be reasonably estimated at this time but may have a material adverse impact on the Company’s business, financial condition and results of operations. The Company will continue to monitor developments relating to disruptions and uncertainties caused by COVID-19.

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

On June 7, 2022, the Company received a further letter from the Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2).

On October 11, 2022 the Company received a third letter from Nasdaq that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended. The Company requested an appeal and under the Nasdaq rules, while any appeal is pending, the suspension of trading of the Company’s Common Stock, warrants and 10% Series A cumulative redeemable convertible preferred stock will be stayed and will continue to trade on Nasdaq until the Nasdaq hearing panel makes a determination after the hearing. The hearing is scheduled for November 17, 2022. As part of the compliance plan the Company is negotiating with the Holder to restructure the Senior Convertible Note, including the derivative liability. All listing deficiencies will be considered as part of the Company’s compliance plan.

While the Company is exercising diligent efforts to maintain the listing of its Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with the Nasdaq listing standards, or that it will not be delisted.

Regulatory Environment

We operate in both emerging and well-established competitive markets. We expect that our future growth will come from online gaming and sports betting via expansions of gaming in existing jurisdictions; entrance into new jurisdictions and, improvements/expansions of our existing properties and strategic acquisitions of gaming properties, expanded software sales to more screens in game centers including in universities, entertainment centers and casinos, as well as increased esports adoption and events, particularly in North America. We continue to adjust operations and cost structures to reflect the changing economic conditions. We also continue to focus on revenue and cost synergies from our acquisitions, and offering our customers additional gaming experiences through our affiliates. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including game centers; riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming.

United Kingdom

Since the acquisition of the Argyll EEG iGaming business on July 31, 2020, the Company has been responding to periodic requests for information from the UK Gambling Commission (“UKGC”) in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company has reduced its spending on marketing and has been focused on retaining existing customers and reactivating past customers. On November 10, 2022, the Company determined that it would be closing down its licensed remote gambling operation in the UK market. The Company will surrender its UK license as part of the winding down of the Argyll UK iGaming operations.

Netherlands

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

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company received communications from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the initial communication in Q3 of fiscal year 2022 and received a second request for further clarification and is in the process of responding. The Company expects to further change its business operations in Finland as part of its response.

Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also due to come into effect in calendar year starting January 1, 2023. Operations in Finland run under the MGA license on the Lucky Dino in-house built iDefix casino-platform. There have been no adverse judgments imposed by the Finnish regulator against the Company, as a result of these Finnish regulatory developments.

Other

On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

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

Key Performance Indicators

In the industry, revenue is driven by discretionary consumer spending. We have no way of determining why customers spend more or less money; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others, include, decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and high fuel or other transportation costs. Such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments. The vast majority of our revenues is EEG iGaming revenue, which is highly dependent upon the number and volume and spending levels of customers.

Reportable Segments

At September 30, 2022, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with June 30, 2022. Prior periods presented have been recast to reflect any change in reportable segments from the corresponding period.

Financial Highlights

The following table sets forth a summary of our financial results for the periods indicated and is derived from our unaudited condensed consolidated financial statements for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021

Net revenue	$9,605,264	$16,408,291
Total operating expenses	$15,666,785	$25,012,891
Total other income (expense), net	$1,892,930	$8,052,219
Net loss	$4,168,591	$552,381

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-accounting principle generally accepted in the United States of America (“GAAP”) performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

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

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended September 30,
	2022	2021
Revenues:
EEG iGaming segment	8,595,346	14,662,588
EEG Games segment	1,009,918	1,745,703

Total	9,605,264	16,408,291

Net loss:	(4,168,591)	(552,381)

Adjusted for:
Interest expense	1,058,408	2,345,196
Change in fair value of derivative liability	(274,864)	-
Change in fair value of warrant liability	(2,450,556)	(11,808,600)
Change in fair value of contingent consideration	(179,468)	-
Other non-operating income (loss), net	(46,450)	1,411,185
Depreciation and amortization	1,862,718	3,230,736
Right of use asset amortization	18,443	111,616
Stock-based compensation	921,991	882,372
Cost of acquisition	35,930	62,999
Total Adjusted EBITDA	(3,222,429)	(4,316,877)

Adjusted EBITDA
EEG iGaming segment	(461,195)	(944,227)
EEG Games segment	(546,796)	(876,508)
Other(1)	(2,214,448)	(2,496,142)
Total Adjusted EBITDA	(3,322,439)	(4,316,877)

(1) Other comprises of corporate and overhead costs.

(2) We have no intersegment revenues or costs and thus no eliminations required.

(3) We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization including right of use asset amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net and certain other non-recurring, non-cash or non-core items (included in table above).

Results of Operations

Comparison on the three months ended September 30, 2022 and 2021

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The financial data is at the consolidated and reporting segment levels and reported in U.S. Dollar ($).

Revenue

Revenue totaled $9.6 million in the three months ended September 30, 2022, a decrease of $6.8 million, or 41%, from the $16.4 million recorded in the three months ended September 30, 2021. The decrease is primarily attributable to the decreased in the iGaming operations of Lucky Dino, Bethard and Argyll that were impacted by regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $6.1 million falling from $14.7 million to $8.6 million. Revenue in the EEG Games segment also decreased $0.7 million from $1.7 million to $1.0 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues.

Cost of Revenue

Cost of revenue totaled $3.8 million in the three months ended September 30, 2022, a decrease of $2.7 million, or 42%, from the $6.5 million recorded in the three months ended September 30, 2021. The decrease is primarily attributable to the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue of $1.4 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.4 million for the game provider expenses and $0.2 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.2 million lower platform costs and $0.5 million lower game provider costs.

Sales and Marketing

Sales and marketing expense totaled $2.4 million in the three months ended September 30, 2022, a decrease of $5.0 million, or 68%, compared to the $7.4 million recorded for the three months ended September 30, 2021. The decrease was primarily attributable to a $0.3 million reduction in marketing, a $0.2 million reduction in sponsorship and $3.1 million lower affiliate costs related to the EEG iGaming segment and a $1.4 million reduction in Corporate expense driven by $1.2 million less incurred for sponsorship agreements with professional sports clubs and our service partners.

General and Administrative

General and administrative expense totaled $9.5 million for the three months ended September 30, 2022, a decrease of $1.7 million, or 15%, compared to the $11.2 million recorded for the three months ended September 30, 2021. The decrease was primarily attributable to decreases of $1.1 million in payroll costs, $0.6 million depreciation and amortization, offset by a $0.1 million increase related to other general and administrative cost primarily including incremental costs for information technology related disbursements from the EEG iGaming segment, and further decreases of $0.2 in payroll costs, $0.8 million depreciation and amortization, and $0.2 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs increased $1.0 million driven by the $0.5 million higher payroll costs and $0.6 million increase in options related share based compensation, offset by $0.1 million less in acquisition related costs due to Bethard being the sole acquisition at the beginning of the three months ended September 30, 2022 with no acquisitions in the three months ended September 30, 2021.

Other Income (expense)

Other income (expense), net decreased $6.2 million from an income of $8.1 million for the three months ended September 30, 2021 to income of $1.9 million for the three months ended September 30, 2022. The other expense for the three months ended September 30, 2022 results primarily from $1.1 million of interest expense related to the Senior Convertible Note, offset by other income primarily made up of $0.3 million for the change in the fair value of the derivative liability on Senior Convertible Note (as defined below), $2.5 million from the reduction in fair value of the warrant liability and $0.2 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction from the prior year. The driver of the change in fair value of the warrants was a decrease of $1.5 million for the September 2022 Warrants (as defined below) issued as part of the September 2022 Offering (as defined below) that decreased from the $5.3 million valued on issuance at September 19, 2022 to $3.8 million at September 30, 2022 and a decrease of $0.9 million for the March 2022 Warrants (as defined below) from $2.1 million at June 30, 2022 to $1.2 million at September 30, 2022. The other income for the three months ended September 30, 2021 results primarily from a reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note. The fair value of the warrant liability decreased $11.8 million from $23.5 million at June 30, 2021 to $11.7 million at September 30, 2021. This was offset by interest expense primarily attributable to amortization of the debt discount and cash interest payable on the Senior Convertible Note of $2.3 million, as well as recognition of an expense of $1.5 million for the Company’s estimate of the amount payable to the Holder of the Old Senior Convertible Note (as defined below) under the registration rights agreement.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of the unaudited condensed consolidated financial statements included in this report. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note”), issued by the Company on February 22, 2022 in the principal amount of $35 million with a September 30, 2022 outstanding carrying value of $32.2 million. The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. The Company repaid principal of $2.8 million during the three months ended September 30, 2022, using proceeds from the September 2022 equity financing (“September 2022 Offering”). The maturity date of the Senior Convertible Note is June 2, 2023. The Senior Convertible Note is classified as a current liability on the unaudited condensed consolidated balance sheet and due to the default it may be redeemed by the holder thereof (the “Holder”) prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $9.1 million in current liabilities on the unaudited condensed consolidated balance sheet that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the Senior Convertible Note of approximately $606 million is materially higher than the fair value of the derivative liability of $9.1 million calculated at September 30, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note.

In addition to compliance with debt covenants, the Company considered that it had an accumulated deficit of $153.3 million as of September 30, 2022 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At September 30, 2022, the Company had total current assets of $10.2 million and total current liabilities of $62.5 million. Net cash used in operating activities for the three months ended September 30, 2022 was $4.6 million, which includes a net loss of $4.2 million. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of September 30, 2022, the Company had $3.0 million of available cash on-hand and net current liabilities of $52.3 million. On September 19, 2022 the Company closed an offering (the “September 2022 Offering”) in which it sold (a) 30 million shares of Common Stock, $0.001 par value per share and (b) warrants to purchase up to 30 million shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Offering Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Offering Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7.5 million. On the issuance date, the Company also granted an overallotment to the underwriters of the offering for 3.6 million overallotment warrants (“September 2022 Overallotment Warrants”), at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant (the September 2022 Offering Warrants and September 2022 Overallotment Warrants are collectively referred to as the “September 2022 Warrants”). Total proceeds from the September 2022 Overallotment Warrants were less than $0.1 million. The Company remitted to the Holder an amount of $2.3 million equal to fifty percent (50%) of all net proceeds above $2.0 million following the payment of 7% in offering fees including underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $0.5 million of securities (2.1 million shares of Common Stock and 2.1 million September 2022 Warrants) and the Company paid the Holder an additional $0.5 million. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $4.1 million. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15 million units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15 million warrants with an exercise price of $1.00 (the “March 2022 Offering Warrants”). There was also an overallotment option exercised to purchase warrants to purchase an additional 2.3 million shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022 (the March 2022 Offering Warrants and the April 2022 Overallotment Warrants are collectively referred to as the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13.6 million.

The amount of available cash on hand on November 11, 2022, one business day preceding this filing, was $1.1 million.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth which include (i) the potential proceeds from the exercise of the 33.6 million September 2022 Warrants, exercisable at $0.25, outstanding at September 30, 2022, (ii) the potential proceeds from the exercise of the 17.3 million March 2022 Warrants, exercisable at $1.00, outstanding at September 30, 2022, (iii) the ability to sell shares of Common Stock of the Company through various forms of offerings, and (iv) the ability to raise additional financing from other sources. The Company is also continuing discussions with the Holder to restructure the payment terms and debt covenants.

The Company’s sources and (uses) of cash for the three months ended September 30, 2022 and 2021 are shown below:

	2022	2021
Cash used in operating activities	$4,594,854	$3,391,219
Cash used in investing activities	$-	$15,042,881
Cash provided by (used in) financing activities	$3,838,549	$(899,362)

As noted above, at September 30, 2022, we had total current assets of $10.2 million and total current liabilities of $62.5 million. Net cash used in operating activities for the three months ended September 30, 2022 was $4.6 million, which includes a net loss of $4.2 million, offset by net non-cash and balance sheet adjustments of $0.4 million.

There was no net cash used in investing activities for the three months ended September 30, 2022.

Net cash provided by financing activities for the three months ended September 30, 2022 totaled $3.8 million, which related to $6.9 million net proceeds from the September 2022 Offering, offset by the repayments of part of the Senior Convertible Note principal of $2.8 million, repayments of notes payable and finance lease for less than $0.1 million and the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock of $0.2 million.

These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including, with respect to the three months ended September 30, 2022, related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes or updates to our critical accounting policies and estimates during the three months ended September 30, 2022 as compared to the critical accounting policies and estimates disclosed in our June 30, 2022 10-K.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. For the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Previously identified material weakness

During fiscal 2022, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively at a reasonable assurance level. The material weaknesses identified during management’s assessment included, but were not limited to, (a) not performing an ongoing and/or separate formal evaluation to determine whether the components of internal control are present and functioning within the period under audit; (b) not having sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of certain completed or nonrecurring transactions, and certain procedures for preparing the financial statements and disclosures; and (c) not having sufficient controls in place as it relates to information technology (“IT”) controls and that the IT technology controls were not formally evaluated to determine operating effectiveness, including the evaluation of system organization controls and related complementary user entity controls.

Remediation Plans and Actions

During the three months ended September 30, 2022, and fiscal 2023, we continued and plan to continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) the recently hired internal audit executive continuing to establish an internal audit function and guide management’s efforts related to the identification, implementation, execution, and monitoring of an effective internal control environment; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) continuing the implementation of EGRC software to execute management’s internal control assessment process; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigate risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

While we believe the Company’s remediation efforts to-date have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of disclosure internal controls over a sustained period of financial reporting cycles. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Our remediation efforts activities are ongoing and are subject to continued management review supported by ongoing design and testing. Notwithstanding the material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

Item 1A. Risk Factors

As a “smaller reporting company” (as defined in Exchange Act Rule 12b-2), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, there were no purchases or unregistered sales of equity securities.

Item 3. Defaults Upon Senior Securities

The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. See Note 2 and Note 11 of the unaudited condensed consolidated financial statements for additional information.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description
4.1	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated September 19, 2022 (incorporated herein by reference to Exhibit 4.1 on that Form 8-K current report filed with the SEC on September 19, 2022).
10.1	Employment Agreement, and addendums thereto, dated December 17, 2018, by and between Esports Entertainment Group, Inc. and Jennifer Pace (incorporated herein by reference to Exhibit 10.1 on that Form 8-K current report filed with the SEC on August 31, 2022).
10.2	Director Agreement, dated August 25, 2022, by and between Esports Entertainment Group, Inc. and John Brackens (incorporated herein by reference to Exhibit 10.2 on that Form 8-K current report filed with the SEC on August 31, 2022).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: November 14, 2022	By:	/s/ Grant Johnson
Grant Johnson Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Damian Mathews
Damian Mathews Chief Financial Officer and Chief Operating Officer (Principal Accounting Officer and Principal Financial Officer)

