Form 10-Q
period 2022-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2023-02-21
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022

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

As of February 17, 2023, there were 315,497,386 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended December 31, 2022

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2022 and 2021	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2022 and 2021	3

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) For the Three and Six Months Ended December 31, 2022 and 2021	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	55

Item 4. Controls and Procedures	55

PART II: OTHER INFORMATION	56

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2022 (Unaudited)	June 30, 2022

ASSETS

Current assets
Cash	$682,378	$2,517,146
Restricted cash	677,730	2,292,662
Accounts receivable, net	894,204	304,959
Receivables reserved for users	2,965,926	2,941,882
Other receivables	1,292,776	372,283
Prepaid expenses and other current assets	1,358,808	1,543,053
Total current assets	7,871,822	9,971,985

Equipment, net	35,966	43,925
Operating lease right-of-use asset	126,064	164,288
Intangible assets, net	27,048,230	30,346,489
Goodwill	6,584,114	22,275,313
Other non-current assets	1,522,328	2,062,176

TOTAL ASSETS	$43,188,524	$64,864,176

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$14,399,368	$12,344,052
Liabilities to customers	2,848,252	4,671,287
Deferred revenue	1,090,333	575,097
Senior convertible note	32,221,573	35,000,000
Derivative liability	799,954	9,399,620
Current portion of notes payable and other long-term debt	75,612	139,538
Operating lease liability – current	422,344	364,269
Contingent consideration – current	3,012,978	3,328,361
Total current liabilities	54,870,414	65,822,224

Warrant liability	2,456,730	2,192,730
Operating lease liability – non-current	549,482	669,286
Contingent consideration – non-current	3,179,934	-

Total liabilities	61,056,560	68,684,240

Commitments and contingencies (Note 12)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at December 31, 2022 and June 30, 2022	7,931,182	7,781,380
Series B redeemable preferred stock, $0.001 par value, 100 authorized, issued and outstanding, aggregate liquidation preference $1,000 at December 31, 2022 and none authorized, issued and outstanding at June 30, 2022	1,000	-

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 84,553,944 and 40,922,944 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	84,554	40,923
Additional paid-in capital	148,922,856	144,874,173
Accumulated deficit	(167,441,699)	(149,140,426)
Accumulated other comprehensive loss	(7,365,929)	(7,376,114)
Total stockholders’ equity (deficit)	(25,800,218)	(11,601,444)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$43,188,524	$64,864,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net revenue	$6,409,405	$14,531,047	$16,014,669	$30,939,338

Operating costs and expenses:
Cost of revenue	2,371,655	6,515,140	6,122,071	12,966,432
Sales and marketing	1,843,557	6,871,546	4,288,892	14,258,009
General and administrative	7,559,402	13,171,186	17,030,436	24,346,322
Asset impairment charges	16,135,000	-	16,135,000	-
Total operating expenses	27,909,614	26,557,872	43,576,399	51,570,763

Operating loss	21,500,209	12,026,825	27,561,730	20,631,425

Other income (expense):
Interest expense	(971,374)	(2,412,716)	(2,029,782)	(4,757,912)
Loss on conversion of senior convertible note	-	(5,999,662)	-	(5,999,662)
Loss on extinguishment of senior convertible note	-	(28,478,804)	-	(28,478,804)
Change in fair value of derivative liability	8,324,802	(1,482,621)	8,599,666	(1,482,621)
Change in fair value of warrant liability	2,571,732	8,651,922	5,022,288	20,460,522
(Loss) gain on contingent consideration	(3,044,019)	1,851,446	(2,864,551)	1,851,446
Other non-operating income (loss)	486,386	58,770	532,836	(1,352,415)
Total other income (expense), net	7,367,527	(27,811,665)	9,260,457	(19,759,446)

Loss before income taxes	14,132,682	39,838,490	18,301,273	40,390,871

Income tax benefit (expense)	-	5,503,861	-	5,503,861

Net loss	$14,132,682	$34,334,629	$18,301,273	$34,887,010

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	(100,314)	(401,256)	(100,314)
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(75,258)	(35,073)	(149,802)	(35,073)

Net loss attributable to common stockholders	$14,408,568	$34,470,016	$18,852,331	$35,022,397

Net loss per common share:
Basic and diluted loss per common share	$(0.20)	$(1.53)	$(0.32)	$(1.57)
Weighted average number of common shares outstanding, basic and diluted	73,162,495	22,538,341	58,764,491	22,246,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net loss	$14,132,682	$34,334,629	$18,301,273	$34,887,010

Other comprehensive loss:
Foreign currency translation (gain) loss	(2,536,663)	791,539	(10,185)	2,216,525

Total comprehensive loss	$11,596,019	$35,126,168	$18,291,088	$37,103,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) For the Three and Six Months Ended December 31, 2022 and 2021 (Unaudited)

	10% Series A Cumulative Redeemable Convertible Preferred Stock		Series B Redeemable Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance as of July 1, 2022	835,950	$7,781,380	-	$-	40,922,944	$40,923	$144,874,173	$(149,140,426)	$(7,376,114)	$(11,601,444)
Accretion of redemption value and issuance costs	-	74,544	-	-	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	30,000,000	30,000	1,538,130	-	-	1,568,130
Stock based compensation	-	-	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as of September 30, 2022	835,950	$7,855,924	-	$-	70,922,944	$70,923	$147,059,122	$(153,309,017)	$(9,902,592)	$(16,081,564)
Accretion of redemption value and issuance costs	-	75,258	-	-	-	-	(75,258)	-	-	(75,258)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Proceeds from issuance of Series B redeemable preferred stock	-	-	100	1,000	-	-	-	-	-	-
Common stock and pre-funded warrants issued in equity financing, net of issuance costs	-	-	-	-	7,065,000	7,065	2,139,620	-	-	2,146,685
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	6,566,000	6,566	-	-	-	6,566
Stock based compensation	-	-	-	-	-	-	-	-	-	-
Foreign exchange translation	-	-	-	-	-	-	-	-	2,536,663	2,536,663
Net loss	-	-	-	-	-	-	-	(14,132,682)	-	(14,132,682)
Balance as of December 31, 2022	835,950	$7,931,182	100	$1,000	84,553,944	$84,554	$148,922,856	$(167,441,699)	$(7,365,929)	$(25,800,218)

Balance as of July 1, 2021	-	$-	-	$-	21,896,145	$21,896	$122,341,002	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	-	-	-	-	8,500	8	40,961	-	-	40,969
Common stock issued for services	-	-	-	-	78,527	79	574,220	-	-	574,299
Stock based compensation	-	-	-	-	-	-	308,073	-	-	308,073
Foreign exchange translation	-	-	-	-	-	-	-	-	(1,424,986)	(1,424,986)
Net loss	-	-	-	-	-	-	-	(552,381)	-	(552,381)
Balance as of September 30, 2021	-	$-	-	$-	21,983,172	$21,983	$123,264,256	$(47,460,717)	$(2,094,156)	$73,731,366
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	35,073	-	-	-	-	(35,073)	-	-	(35,073)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-			(100,314)	-	-	(100,314)
Conversion of Senior Convertible Note	-	-	-	-	1,701,841	1,702	8,241,752	-	-	8,243,454
Issuance of common stock under the ATM, net of issuance costs	-	-	-	-	375,813	376	1,538,843	-	-	1,539,219
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	5,500	5	26,505	-	-	26,510
Common stock issued for services	-	-	-	-	4,000	4	(4)	-	-	-
Stock based compensation	-	-	-	-	-	-	1,729,401	-	-	1,729,401
Foreign exchange translation	-	-	-	-	-	-	-	-	(791,539)	(791,539)
Net loss	-	-	-	-	-	-	-	(34.334.629)	-	(34,334,629)
Balance as of December 31, 2021	835,950	$7,634,407	-	$-	24,070,326	$24,070	134,665,366	$(81,795,346)	$(2,885,695)	$50,008,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,301,273)	$(34,887,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	3,788,874	6,429,961
Asset impairment charges	16,135,000	-
Right-of-use asset amortization	44,819	252,505
Stock-based compensation	921,991	2,611,773
Deferred income taxes	-	(5,503,861)
Loss on conversion of senior convertible note	-	5,999,662
Loss on extinguishment of senior convertible note	-	28,478,804
Amortization of debt discount	-	3,389,055
Change in fair value of warrant liability	(5,022,288)	(20,460,522)
Loss (gain) on contingent consideration	2,864,551	(1,851,446)
Change in fair value of derivative liability	(8,599,666)	1,482,621
Changes in operating assets and liabilities:
Accounts receivable	(575,781)	(668,265)
Receivables reserved for users	284,610	(1,931,354)
Other receivables	(577,026)	(315,328)
Prepaid expenses and other current assets	251,743	900,016
Other non-current assets	288,658	86,877
Accounts payable and accrued expenses	1,844,155	4,889,778
Liabilities to customers	(2,342,854)	3,110,848
Deferred revenue	515,236	644,701
Operating lease liability	(61,727)	(258,027)
Net cash used in operating activities	(8,540,978)	(7,599,212)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	-	(20,067,871)
Purchase of intangible assets	-	(34,647)
Purchases of equipment	(3,321)	(83,227)
Net cash used in investing activities	(3,321)	(20,185,745)

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	9,001,103	7,599,334
Proceeds from exercise of pre-funded warrants	6,566	-
Proceeds from issuance of Series B redeemable preferred stock, net of issuance costs	1,000	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(401,256)	(100,314)
Issuance of common stock under the ATM, net of issuance costs	-	1,362,011
Payment of Bethard contingent consideration	-	(850,520)
Proceeds from exercise of stock options and warrants, net of issuance costs	-	67,479
Repayment of senior convertible note	(2,778,427)	-
Repayment of notes payable and finance leases	(36,746)	(52,376)
Net cash provided by financing activities	5,792,240	8,025,614

Effect of exchange rate on changes in cash and restricted cash	(697,641)	(148,357)
Net decrease in cash and restricted cash	(3,449,700)	(19,907,700)
Cash and restricted cash, beginning of period	4,809,808	23,360,368
Cash and restricted cash, end of period	$1,360,108	$3,452,668

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	December 31, 2022	December 31, 2021
Cash	$682,378	$1,040,051
Restricted cash	677,730	2,412,617
	$1,360,108	$3,452,668

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2022	June 30, 2021
Cash	$2,517,146	$19,917,196
Restricted cash	2,292,662	3,443,172
	$4,809,808	$23,360,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2022	December 31, 2021
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$2,013,588	$1,146,977
Income taxes	$-	$-

SUPPLEMENTAL DISLCOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$149,802	$35,072
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$-	$6,700,000
Conversion of senior convertible notes to common stock	$-	$8,243,454
Settlement proceeds due from sale of common stock under the ATM	$-	$177,208
Right-of-use asset obtained in exchange for operating lease obligation	$-	$1,112,960

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix owned and operated esports centers that were disposed of on June 10, 2022, as the Company exited the physical sites. From the Helix acquisition, the Company retained its core esports programming and gaming infrastructure and remains focused on its core esports offerings. On July 13, 2021, the Company completed its acquisition of Bethard Group Limited the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s business-to-consumer operations provides sportsbook, casino, live casino and fantasy sport betting services. On February 14, 2023, the Company entered into a share purchase agreement to sell the Bethard business and it is expected to close in the second quarter of fiscal 2023 (Note 19).

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

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, (2) online tournaments (through our EGL tournament platform), and (3) player-vs-player wagering. Currently, we operate our esports EEG Games business in the United States and Europe.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements included in this report. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note”), issued by the Company on February 22, 2022 in the principal amount of $35,000,000 with a December 31, 2022 outstanding carrying value of $32,221,573. The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. The Company repaid principal of $2,778,427 during the six months ended December 31, 2022, using proceeds from the September 2022 equity financing (“September 2022 Offering”). Subsequent to December 31, 2022 and through February 17, 2023, one business day preceding this filing, the Company has converted $18,861,575 of the Senior Convertible Note through the issuance of 217,159,442 shares of common stock (Note 19). In addition, on February 14, 2023, the Company entered into a Share Purchase Agreement (“SPA”) for the sale of the Bethard business (Note 19). On February 16, 2023, as a condition to the closing of the sale of the Bethard business, the Company entered into an Amendment and Waiver Agreement (the “Amendment”) with the of the Senior Convertible Note holder (the “Holder”) (Note 19). After including the impact of the conversions reducing the debt by $18,861,573 and the Amendment increasing the debt by $2,950,000, for fees of $450,000 and converted accrued liabilities of $2,500,000, on February 17, 2023, one business day preceding this filing, the Company has reduced its outstanding debt on the Senior Convertible Note to $16,310,000. The Company will continue to convert to further reduce this debt. The maturity date of the Senior Convertible Note is June 2, 2023. The Senior Convertible Note is classified as a current liability on the unaudited condensed consolidated balance sheet and due to the default it may be redeemed by the Holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $799,954 in current liabilities on the unaudited condensed consolidated balance sheet that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the Senior Convertible Note of approximately $933,000,000, is materially higher than the fair value of the derivative liability of $799,954 calculated at December 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note.

In addition to the conversions discussed above, the Company is in discussions with the Holder to restructure its payment obligations, including but not limited to eliminating the derivative liability on its unaudited condensed consolidated balance sheet and addressing the Company’s default status under the debt. In connection with the Company’s plan to maintain compliance with the Nasdaq Listing Rules, which includes actions to be taken to meet the minimum market value of listed securities or minimum stockholders’ equity, the Company may issue a perpetual convertible preferred stock by March 31, 2023, to cover the remaining principal balance due under the Senior Convertible Note at the time of entering the issuance. Although the Company and the Holder of the Senior Convertible Note are in discussions to determine the terms of the perpetual convertible preferred stock, such terms have not been finalized and there is no assurance that the Company and the Holder will come to an agreement on such terms. The ability of the Holder of the perpetual convertible preferred stock to convert such preferred stock into shares of our common stock was approved in the 2022 annual meeting of stockholders held on January 26, 2023. The Company will disclose the material terms of the perpetual convertible preferred stock in connection with the completion of the exchange transaction, including the filing of a certificate of designation with the State of Nevada to designate the terms of such preferred stock after the issuance of the stock. In addition, as part of the Company’s plan to maintain compliance with the Nasdaq Listing Rules, and as approved in the 2022 annual meeting of stockholders, the Company intends to effect a reverse stock split of our outstanding common stock. The Board has approved the reverse split at a ratio of one-for-one-hundred (1 for 100), without a corresponding reduction in the total number of authorized shares of common stock. Further, during the 2022 annual meeting of stockholders the Company obtained stockholder approval for the issuance of such shares of Common Stock to the Holder that would exceed 19.99% of the Company’s outstanding shares of Common Stock. See Note 11 for additional information regarding the Senior Convertible Note, and the potential effects on the Company’s business, financial condition, and results of operations.

In addition to compliance with debt covenants, the Company considered that it had an accumulated deficit of $167,441,699 as of December 31, 2022 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At December 31, 2022, the Company had total current assets of $7,871,822 and total current liabilities of $54,870,414. Net cash used in operating activities for the six months ended December 31, 2022 was $8,540,978 which includes a net loss of $18,301,273. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2022, the Company had $682,378 of available cash on-hand and net current liabilities of $46,998,592. In addition to the Senior Convertible Note conversions that are reducing the debt outstanding, on December 21, 2022, the Company closed an offering (the “Registered Direct Offering”) in which it sold: (a) 7,065,000 shares of Common Stock to the Holder and (b) pre-funded warrants to purchase up to 17,850,000 at a price of $0.0937 per warrant, directly to the Holder, with all but $0.001 per warrant prepaid to the Company at the closing. The gross proceeds to us from the sale of the shares of Common Stock and pre-funded warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $2,316,686. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. On September 19, 2022 the Company closed the September 2022 Offering in which it sold: (a) 30,000,000 shares of Common Stock and (b) warrants to purchase up to 30,000,000 shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Offering Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Offering Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7,500,000. On the issuance date, the Company also granted an overallotment to the underwriters of the offering for 3,600,000 overallotment warrants (“September 2022 Overallotment Warrants”), at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant (the September 2022 Offering Warrants and September 2022 Overallotment Warrants are collectively referred to as the “September 2022 Warrants”). Total proceeds from the September 2022 Overallotment Warrants were $36,000. The Company remitted to the Holder an amount of $2,265,927 equal to fifty percent (50%) of all net proceeds above $2,000,000 following the payment of 7% in offering fees including underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $512,500 of securities (2,050,000 shares of Common Stock and 2,050,000 September 2022 Warrants) and the Company paid the Holder an additional $512,500. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $4,075,991. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15,000,000 warrants with an exercise price of $1.00 (the “March 2022 Offering Warrants”). There was also an overallotment option exercised to purchase warrants to purchase an additional 2,250,000 shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022 (the March 2022 Offering Warrants and the April 2022 Overallotment Warrants are collectively referred to as the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13,605,000.

The amount of available cash on hand on February 17, 2023, one business day preceding this filing, was $951,153.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) the potential expected proceeds from the recently filed S-1 where the amount of the offering has not yet been determined, (ii) the potential proceeds from the exercise of the 33,600,000 September 2022 Warrants, exercisable at $0.25, outstanding at December 31, 2022, (iii) the potential proceeds from the exercise of the 17,250,000 March 2022 Warrants, exercisable at $1.00, outstanding at December 31, 2022, (iv) the ability to sell shares of Common Stock of the Company through various forms of offerings, and (v) the ability to raise additional financing from other sources. The Company is also continuing discussions with the Holder to restructure the payment terms and debt covenants.

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

Nasdaq Continued Listing Rules or Standards

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s Common Stock had closed below $1.00 per share for the previous thirty consecutive business days.

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2).

On October 11, 2022, the Company received a third letter from Nasdaq notifying the Company that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended. The Company requested an appeal with the Nasdaq Hearings Panel (the “Panel”) and the hearing was held on November 17, 2022.

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with Nasdaq’s minimum bid price, and the $2,500,000 stockholders’ equity requirement, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with Listing Rule 5550(b)(2) requiring the Company to maintain a MVLS at a minimum of $35,000,000. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the Rule 5550(b)(2) or alternative criteria and was granted continued listing subject to the criteria noted above.

From the initial determination, the Company has completed conditions 1 and 2:

1.	On or before January 13, 2023, the Company shall file a Form S-1 registration statement with the SEC for a $10 million public offering;
2.	On January 26, 2023, the Company shall obtain stockholder approval for a reverse stock split at a ratio that is sufficient to ensure compliance with the Bid Price Rule;

On January 13, 2023, the Company filed its S-1, subject to amendments, and on January 26, 2023, as part of the 2022 annual meeting, the Company obtained stockholder approval for the of the Common Stock at a ratio of not less than one-for-twenty (1-for-20) and not more than one-for-one-hundred (1-for-100). The Board has approved the reverse split at a ratio of one-for-one-hundred (1 for 100), without a corresponding reduction in the total number of authorized shares of Common Stock, and to be in effect no later than February 22, 2023 to meet the minimum bid price compliance milestone.

On February 8, 2023 the Company received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the shareholder equity requirement, as outlined in Equity Rule.

The Company is working towards meeting all other conditions related to regaining compliance with the Nasdaq Listing Rules including the conversion of the Senior Convertible Note.

Additionally, the Panel reserved the right to reconsider the terms of this exception. As a result, any failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

As discussed above, the Company is in the process of taking definitive steps to comply with all applicable conditions and criteria for continued listing on Nasdaq. There can be no assurances, however, that the Company will be able to do so. The Company must satisfy the time frame granted by the Panel or Nasdaq will provide written notification that its securities will be delisted. As part of the compliance plan the Company is negotiating with the Holder to restructure the Senior Convertible Note, including the derivative liability.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of December 31, 2022 and June 30, 2022, the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esports events and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the unaudited condensed consolidated statements of operations. At December 31, 2022 and June 30, 2022, the allowance for credit losses was not material to the unaudited condensed consolidated financial statements of the Company.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles - Goodwill and Other, as of December 31, 2022 the Company’s business is classified into four reporting units: iGaming Malta (including Bethard and Lucky Dino), iGaming Argyll (UK), EGL, and GGC. The Helix business was sold as of June 10, 2022 and was previously its own reporting unit.

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

During the three months ended December 31, 2022, the Company’s initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022 surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. Subsequent to the period end, the Company appointed a new CEO and a new interim CFO and on January 18, 2023 sold its EEG iGaming Spanish license. As part of these changes the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. For the three and six months ended December 31, 2022, the Company recognized total goodwill asset impairment charges of $16,135,000 in the unaudited condensed consolidated statements of operations, with asset impairment charges to the goodwill to the iGaming reporting unit of $14,500,000, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1,635,000, which is part of the EEG Games segment (see Note 6 for additional information regarding the goodwill impairment, and the effects on the Company’s business, financial condition, and results of operations). Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods. There were no goodwill asset impairment charges recorded during the three and six months ended December 31, 2021.

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

During the three and six months ended December 31, 2022 and 2021, the Company determined that there was no impairment on its long-lived assets.

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

Derivative Instruments

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 11). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability (Note 17) in the unaudited condensed consolidated balance sheets. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited condensed consolidated statements of operations as other income or expense (Note 17).

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

The following securities were excluded from weighted average diluted common shares outstanding for the three and six months ended December 31, 2022 and 2021 because their inclusion would have been antidilutive:

	As of December 31,
	2022	2021
Common stock options	763,501	1,530,151
Common stock warrants(1)	56,200,558	5,350,588
Common stock issuable upon conversion of senior convertible note	14,758,874	2,478,332
10% Series A cumulative redeemable convertible preferred stock	835,950	835,950
Total	72,558,883	10,195,021

(1)	Excludes the 11,284,000 Pre-funded warrants that were unexercised as of December 31, 2022 but were included in weighted average common shares outstanding used in calculating EPS.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	December 31, 2022	June 30, 2022
Indirect taxes	$20,416	$306,040
Other	1,272,360	66,243
Other receivables	$1,292,776	$372,283

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	December 31, 2022	June 30, 2022
Prepaid marketing costs	$34,902	$298,300
Prepaid insurance	245,062	230,404
Prepaid gaming costs	283,221	575,113
Prepaid interest	421,566	-
Accrued income	-	110,613
Other	374,057	328,623
Prepaid expenses and other current assets	$1,358,808	$1,543,053

Note 5 – Equipment

The components of equipment are as follows:

	December 31, 2022	June 30, 2022
Computer equipment	$39,972	$35,911
Furniture and equipment	35,324	34,526
Equipment, at cost	75,296	70,437
Accumulated depreciation and finance lease amortization	(39,330)	(26,512)
Equipment, net	$35,966	$43,925

Depreciation expense and finance lease amortization expense was $13,899 and $12,872 for the three months ended December 31, 2022 and 2021 and $36,312 and $59,608 for the six months ended December 31, 2022 and 2021, respectively.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2022	19,660,481	2,614,832	22,275,313
Impairment charges	(14,500,000)	(1,635,000)	(16,135,000)
Foreign currency translation	443,801	-	443,801
Goodwill, balance as of December 31, 2022	$5,604,282	$979,832	$6,584,114

During the three months ended December 31, 2022, the Company concluded that goodwill impairment indicators existed considering that the EEG iGaming revenues had declined significantly from levels seen in the previous year and in the previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment.

The Company performed its interim impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of December 31, 2022, the Company determined that all its asset groups we recoverable under the undiscounted cash flow recoverability test. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the three and six months ended December 31, 2022.

In accordance with ASC 350, for goodwill, the Company performed an interim goodwill impairment test, which compared the estimated fair value of each reporting unit to its respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the interim impairment tests performed indicated that the carrying value of the iGaming and GGC reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures, the Company recognized goodwill impairments of $14,500,000 for the iGaming Malta reporting unit of the EEG iGaming segment, and goodwill of $1,635,000 for the GGC reporting unit, in the EEG Games segment, totaling $16,135,000 for the three and six months ended December 31, 2022 in asset impairment charges in the unaudited condensed consolidated statements of operations. There were no asset impairment charges for goodwill or long-lived assets, including definite-lived intangible assets, for the three and six months ended December 31, 2021.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company, the current investment levels projected. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill and long-lived asset impairment charges.

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	December 31, 2022			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$5,949,595	$(893,348)	$5,056,247	$5,835,512	$(578,960)	$5,256,552
Developed technology and software	10,244,592	(3,061,301)	7,183,291	10,109,366	(1,935,018)	8,174,348
Gaming licenses	1,348,025	(1,129,676)	218,349	1,317,567	(774,760)	542,807
Player relationships	21,395,918	(7,013,592)	14,382,326	20,920,029	(4,757,813)	16,162,216
Internal-use software	225,847	(17,830)	208,017	225,086	(14,520)	210,566
Total	$39,163,977	$(12,115,745)	$27,048,230	$38,407,560	$(8,060,653)	$30,346,489

Amortization expense was $1,912,257 and $3,186,353 for the three months ended December 31, 2022 and 2021 and $3,752,562 and $6,291,691 for the six months ended December 31, 2022 and 2021, respectively. The amortization for EEG iGaming segment was $1,663,671 and $2,197,691, and for the EEG Games segment was $248,586 and $910,000, for the three months ended December 31, 2022 and 2021, respectively. The amortization for EEG iGaming segment was $3,255,411 and $4,471,691, and for the EEG Games segment was $497,151 and $1,820,000, for the six months ended December 31, 2022 and 2021, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Remainder of Fiscal 2023	$3,799,449
Fiscal 2024	7,123,766
Fiscal 2025	7,123,766
Fiscal 2026	5,982,199
Fiscal 2027	676,955
Thereafter	2,342,095
Total	$27,048,230

Note 7 – Other Non-Current Assets

The components of other non-current assets are as follows:

	December 31, 2022	June 30, 2022
iGaming regulatory deposits	$1,517,582	$1,715,053
iGaming deposit with service providers	-	261,825
Rent deposit	-	80,520
Other	4,746	4,778
Other non-current assets	$1,522,328	$2,062,176

Note 8 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31, 2022	June 30, 2022
Trade accounts payable	$6,689,344	$5,069,616
Accrued marketing	2,304,264	2,388,987
Accrued payroll and benefits	937,528	833,322
Accrued gaming liabilities	540,621	446,626
Accrued professional fees	78,855	555,967
Accrued jackpot liabilities	317,894	297,970
Accrued interest	1,018,327	-
Accrued other liabilities	2,512,535	2,751,564
Total	$14,399,368	$12,344,052

Note 9 – Related Party Transactions

The Company reimbursed the former CEO for office rent and related expenses. The Company incurred charges owed to the former CEO for office expense reimbursement of $0 and $1,200 for the three months and six months ended December 31, 2022, respectively, and $1,200 and $2,400 for the three months and six months ended December 31, 2021, respectively. As of December 31, 2022 and 2021, there were no amounts payable to the CEO. The former CEO was terminated for cause by the Board from his position as CEO on December 3, 2022. The former CEO resigned from the Board on December 23, 2022.

The Company retained the services of its former CFO and COO through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former CFO and COO of NZD 36,995 ($20,854 translated using the exchange rate in effect at December 31, 2022) under the consultancy agreement and $500 per month under the employment agreement. The former CFO and COO resigned from his roles on December 31, 2022. He will continue on in his role as a Director of the Company. As of December 31, 2022 and 2021, there were no amounts payable to the former CFO and COO.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $1,339 and $9,173 for three months ended December 31, 2022 and 2021, respectively, in accordance with these agreements. The Company incurred general and administrative expenses of $4,274 and $20,282 for six months ended December 31, 2022 and 2021, respectively, in accordance with these agreements As of December 31, 2022 and 2021, there were $6,438 and $0 amounts payable to Contact Advisory Services Ltd, respectively.

The Company had retained services from a former member of its Board who remained as an advisor to the Company with an annual fee of $60,000. The member was previously retained through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($20,028 translated using the exchange rate in effect at December 31, 2022) per month to the firm that is controlled by this member of the Board. The individual also received payroll of $500 per month through the employment agreement as COO. The member resigned from the Board of Directors and from his role as COO on May 31, 2022 and the consultancy agreement and the employment agreement were terminated.

During the year ended June 30, 2021, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. For the three months ended December 31, 2021 the Company had net sales to Tilt, LLC in the amount of $45,808 for game center equipment, and amounts paid to Tilt, LLC of $11,200 for equipment leased, $8,585 for services and $7,235 for cryptocurrency mining. For the six months ended December 31, 2021 the Company had net sales to Tilt, LLC in the amount of $199,621 for game center equipment, and amounts paid to Tilt, LLC of $22,400 for equipment leased, $12,111 for services and $16,854 for cryptocurrency mining. The individual was no longer employed by the Company during the six months ended December 31, 2022.

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

In July 2021, the Company commenced a lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000 ($89,032 translated using the exchange rate in effect at December 31, 2022), increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term (the “UCLA Lease”). The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. On January 26, 2023, the Company agreed to terminate the UCLA lease and there are no further obligations going forward.

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Condensed Consolidated Balance Sheet Caption	December 31, 2022 (unaudited)	June 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$126,064	$164,288
Total lease assets		$126,064	$164,288
Liabilities:
Current:
Operating lease liabilities	Operating lease liability - current	$422,344	$364,269

Long-term:
Operating lease liabilities	Operating lease liability - non-current	549,482	669,286
Total lease liabilities		$971,826	$1,033,555

The operating lease expense for the three and six months ended December 31, 2022 was $36,154 and $73,408, respectively. The operating lease expense for the three and six months ended December 31, 2021 was $181,313 and $296,216, respectively. The finance lease expense for the three and six months ended December 31, 2021 was $8,430 and $23,182, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	December 31, 2022	June 30, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	3.43	3.87

Weighted Average Discount Rate:
Operating leases	8.00%	8.00%

The future minimum lease payments at December 31, 2022 follows:

Operating Lease
Remainder of fiscal 2023	$318,834
Fiscal 2024	315,170
Fiscal 2025	222,789
Fiscal 2026	229,473
Total lease payments	1,086,266
Less: imputed interest	(114,440)
Present value of lease liabilities	$971,826

Note 11 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term debt follows:

	Maturity	Interest Rate as of December 31, 2022	December 31, 2022	June 30, 2022
Notes payable	April 30, 2023	3.49%	$75,612	$139,538
			75,612	139,538
Less current portion of notes payable and long-term debt			(75,612)	(139,538)
Notes payable and other long-term debt			$-	$-

In connection with its acquisition of Argyll on July 31, 2020, the Company assumed a note payable of £250,000 ($327,390 translated using the exchange rate in effect at the acquisition date). The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue through May 2023. The principal balance of the notes payable on December 31, 2022 was £62,500 ($75,612 translated using the exchange rate in effect at December 31, 2022). Interest expense on the note payable was $641 and $1,603 for the three and six months ended December 31, 2022, respectively. Interest expense on the note payable was $2,214 and $4,797 for the three and six months ended December 31, 2021, respectively.

The maturities of long-term debt are as follows:

Fiscal 2023	$75,612
Total	$75,612

Senior Convertible Note

On February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29,150,001, with the Senior Convertible Note in the aggregate principal of $35,000,000. On September 19, 2022 as part of the Company’s September 2022 Offering (Note 17) of shares of common stock and warrants to purchase common stock, the Company remitted to the Holder an amount of $2,778,427 from the proceeds reducing the Senior Convertible Note principal balance to $32,221,573 as recorded in the unaudited condensed consolidated balance sheet as of December 31, 2022. On December 19, 2022, as part of the Registered Direct Offering the Company paid the Holder an amount of $1,073,343 for interest due and interest prepaid through February 28, 2023.

The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note.

Subsequent to period end, on January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note into shares of Common Stock under Section 7(g) of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the Holder from the Company. After including the impact of the conversions reducing the Senior Convertible Note by $18,861,573 and the Amendment increasing the Senior Convertible Note by $2,950,000, for fees of $450,000 and converted accrued liabilities of $2,500,000, on February 17, 2023, one business day preceding this filing, the Company has reduced its outstanding debt on the Senior Convertible Note to $16,310,000.

The interest rate on the Senior Convertible Note is 8.0% per annum (consistent with the Old Senior Convertible Note), and from and after the occurrence and during the continuance of any Event of Default (as defined in the Senior Convertible Note), the interest rate shall automatically be increased to 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Senior Convertible Note as of September 30, 2021 or subsequently. The Company has been accruing interest expense at a rate of 12% beginning March 31, 2022, the date it was initially not in compliance with certain debt covenants, as compared to using the set rate of 8.0%, and has recorded the additional $1,025,672 interest accrual for the difference in rates in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of December 31, 2022, with $322,216 and $675,672 recorded in interest expense in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022, respectively. The maturity date of the Senior Convertible Note is June 2, 2023, subject to extension in certain circumstances, including bankruptcy and outstanding events of default. The Company may redeem the Senior Convertible Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

In addition to the conversions discussed above, the Company is in discussions with the Holder to restructure its payment obligations, including but not limited to eliminating the derivative liability on its unaudited condensed consolidated balance sheet and addressing the Company’s default status under the debt. In connection with the Company’s plan to maintain compliance with the Nasdaq Listing Rules, which includes actions to be taken to meet the minimum market value of listed securities or minimum stockholders’ equity, the Company may issue a perpetual convertible preferred stock by March 31, 2023, to cover the remaining principal balance due under the Senior Convertible Note at the time of entering the issuance. Although the Company and the Holder of the Senior Convertible Note are in discussions to determine the terms of the perpetual convertible preferred stock, such terms have not been finalized and there is no assurance that the Company and the Holder will come to an agreement on such terms. The ability of the Holder of the perpetual convertible preferred stock to convert such preferred stock into shares of our common stock was approved in the 2022 annual meeting of stockholders held on January 26, 2023. The Company will disclose the material terms of the perpetual convertible preferred stock in connection with the completion of the exchange transaction, including the filing of a certificate of designation with the State of Nevada to designate the terms of such preferred stock after the issuance of the stock. In addition, as part of the Company’s plan to maintain compliance with the Nasdaq Listing Rules, and as approved in the 2022 annual meeting of stockholders, the Company intends to effect a reverse stock split of our outstanding common stock, with our Board having approved the reverse split at a ratio of one-for-one-hundred (1 for 100), without a corresponding reduction in the total number of authorized shares of common stock. Further, during the 2022 annual meeting of stockholders the Company obtained stockholder approval for the issuance of such shares of Common Stock to the Holder that would exceed 19.99% of the Company’s outstanding shares of Common Stock.

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

If an Event of Default has occurred under the Senior Convertible Note, in addition to the default interest rate discussed above, the Holder may elect to alternatively convert the Senior Convertible Note at the Alternate Conversion Price (as defined in the Senior Convertible Note). In connection with an Event of Default, the Holder may require the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal the outstanding principal of the Senior Convertible to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater. The Holder will not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion. The Holder may from time to time increase this limit to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The Company is currently in default and the Holder has not yet elected to alternatively convert.

Should the Holder convert the principal balance outstanding at December 31, 2022 at the Alternate Conversion Price that is currently available to the Holder, or a portion of the principal balance, the Company may be subject to remit amounts to the Holder materially in excess of the principal balance outstanding through payment of cash. Refer to the Alternate Conversion discussion below for further information of this settlement option available to the Holder.

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

At any time after the date the Company provides notice to the Holder of the Company incurring additional debt, the Holder will have the right to have the Company redeem all or a portion of the Senior Convertible Note at a redemption price of 106% of the portion of the Senior Convertible Note subject to redemption.

If an Event of Default occurs, the Holder of the Senior Convertible Note has the right to alternate conversion (“Alternate Conversion”) and may elect to convert the Senior Convertible Note in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the Conversion Floor Price of $2.1832 or a price derived from the volume weighted average price of the Company’s Common Stock at the time of Alternate Conversion. If the Alternate Conversion were to include the Conversion Floor Price of $2.1832 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor, based on the formula as stipulated in the Senior Convertible Note agreement.

The Senior Convertible Note agreement includes provision that should the Company be in both breach of its debt covenants and its price per common share trade below the conversion floor price of $2.1832 (the “Conversion Floor Price”), the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022 and through the date of issuance of this report, the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make whole provision in the Senior Convertible Note was determined to represent an obligation of the Company under the terms of the Senior Convertible Note. At December 31, 2022 and June 30, 2022, the Company estimates it would be required to issue up to 14,758,874 and 16,031,513 shares of Common Stock under the Alternate Conversion make whole provision of the Senior Convertible Note, respectively. At December 31, 2022, the Company also estimates the fair value of the derivative liability, which gives effect to the cash amount payable to the Holder under the Alternate Conversion make-whole provisions of the Senior Convertible Note, to be $799,954. While the Company records a derivative liability at each reporting period for the amount contingently payable to the Holder under the Alternate Conversion make-whole provision, a strict application of the formula in the Senior Convertible Note indicates the cash liability to the Holder may be materially higher than the derivative liability. A calculation of the cash liability due to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note indicated a liability of approximately $933,000,000 at December 31, 2022. The derivative liability amount recognized by the Company for its obligation to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note is subject to material fluctuation at each reporting date. The output of the Monte Carlo model that is used to estimate the fair value of the derivative liability will fluctuate based on the Company’s share price, market capitalization, estimated enterprise value, and the Company’s estimate of credit and non-performance risk. The Company is currently in default and the Holder has not yet elected to alternatively convert. See further discussion in make-whole derivative liability below. See Note 17 for further discussion of the fair value determined for the derivative liability.

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

At December 31, 2022, the Company is in default under the terms of the Senior Convertible Note. The Senior Convertible Note matures in less than 12 months from December 31, 2022, and the Company has continued to recognize its obligation under the Senior Convertible Note as a current liability in the unaudited condensed consolidated balance sheet. The Company has not remitted payment to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds from the March 2022 Offering to be applied as a reduction of principal.

The Old Senior Convertible Note was issued by the Company to the Holder on June 2, 2021 in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000 for an aggregate principal. The Old Senior Convertible Note was issued with 2,000,000 Series A Warrants and 2,000,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method until extinguishment. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants. The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $17.50 per share. The conversion amounts were calculated as the principal balance identified for conversion plus the Premium on Principal.

Prior to the default, it was previously determined that the Company was not in compliance with the Old Senior Convertible Note covenants at September 30, 2021 and subsequent reporting dates. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 200,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Old Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021. In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Old Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and 15% premium payable that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Old Senior Convertible Note had converted the full principal amount of $7,500,000 into 2,514,459 shares of Common Stock. As a result of these conversions of principal, the Company recorded a loss on conversion of Senior Convertible Notes of $5,722,915 in the unaudited condensed consolidated statement of operations for the three months and six months ended December 31, 2021. The loss on conversion included accelerated amortization of the debt discount of $4,515,273, accelerated amortization of the Premium on Principal of $288,300 and the Incremental Premium due on conversion of $919,342. The Company also recorded accrued interest on the converted principal amount of $16,986 for the three and six months ended December 31, 2021, as well as a loss of $1,482,621 resulting from the change in fair value of the Conversion Option at the Alternate Conversion Price for the three and six months ended December 31, 2021. Subsequent to December 31, 2021, the Holder converted the remaining principal amount of $1,734,000 into common stock under the waiver, exclusive of the Premium on Principal and Incremental Premium that applies to an Alternate Conversion. The conversion of the remaining principal amount under the waiver resulted in the issuance of 812,618 shares of common stock in three tranches on January 11, 2022, January 24, 2022 and January 31, 2022. The Company further recorded a loss on conversion of the senior convertible note of $276,747 for the three and six months ended December 31, 2021 for the Incremental Premium due on the conversions, as well as accrued interest on the conversions of $6,949 for the three and six months ended December 31, 2021.

The Company previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 14). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss), net, in the consolidated statement of operations for the year ended June 30, 2022 and the amount remains unpaid and recorded as accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of December 31, 2022.

During the three months ended December 31, 2021, the Company had not maintained compliance with certain covenants of the Old Senior Convertible Note, having identified non-compliance with the covenants previously identified at September 30, 2021. In consideration for obtaining a waiver from the compliance with certain covenants, as of December 31, 2021 and through March 30, 2022, and as discussed above, the Company has agreed to enter into an exchange agreement whereby the Company has exchanged the Old Senior Convertible Note with the Senior Convertible Note resulting in the increase of the principal outstanding balance of indebtedness from the current carrying value $29,150,001, as adjusted for the conversions of principal and Premium on Principal through February 22, 2022, to $35,000,000. The increase in the principal balance of $5,849,999 was recognized as a loss on extinguishment of Senior Convertible Note on the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2021. The Company has further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the New Note. This resulted in the recognition of a loss on extinguishment of the Senior Convertible Note of $22,628,805 for the three and six months ended December 31, 2021 in the unaudited condensed consolidated statement of operations.

Make-Whole Derivative Liability

The Senior Convertible Note agreement includes provision that should both the Company be in breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $2.1832, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At December 31, 2022, both the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the Holder of the Old Senior Convertible Note for breach of covenants, as well as a waiver for breach of covenants through March 30, 2022 under the Senior Convertible Note, the Company was unable to comply with the debt covenants under the Senior Convertible Note or otherwise obtain a debt waiver from March 31, 2022 through the six months ended December 31, 2022 and subsequent to the period end. As a result, the make-whole provision in the Senior Convertible Note agreement was determined to represent an obligation of the Company at December 31, 2022 under the terms of the Senior Convertible Note.

The make-whole provision in the Senior Convertible Note is a derivative liability. The Company’s obligation to make a payment under the make-whole provision was previously assessed as remote with an immaterial fair value. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price. At December 31, 2022, the Company has been unable to complete an agreement to restructure the terms and covenants of the Senior Convertible Note. The stock price further continues to trade materially below the Conversion Floor Price and the Company has also been unable to secure a debt waiver. The fair value of the derivative liability at December 31, 2022 was determined using a Monte Carlo valuation model. See Note 17 for further discussion of the fair value determined for the derivative liability.

At December 31, 2022, the Company estimates that it would be required to issue up to 14,758,874 shares of Common Stock under the Alternate Conversion provisions of the Senior Convertible Note. The Company further estimated the derivative liability to the Holder to be $799,954 and $9,399,620 at December 31, 2022 and June 30, 2022, respectively, which is included in the derivative liability in the unaudited condensed consolidated balance sheets and the expense was recorded in the change in fair value of derivative liability in the unaudited condensed consolidated statements of operations. The make-whole liability calculated under the terms of the note of approximately $933,000,000 was materially higher than the fair value of $799,954 determined as of December 31, 2022 and considers the difference in the market price of the Company’s shares and a floor price of $2.1832 multiplied by a number of shares that is based on the outstanding principal and the market price of the Company’s Common Stock at December 31, 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note.

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

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On December 31, 2022, the Company determined the total fair value of the September 2022 Warrants to be $2,267,453. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022 was $1,536,732 and $3,018,834, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On June 30, 2022 the Company determined the total fair value of the March 2022 Warrants to be $2,070,000. On December 31, 2022, the Company determined the total fair value of the March 2022 Warrants to be $172,500. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months and six months ended December 31, 2022 was $1,035,000 and $1,897,500, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2022 the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $122,730, with a fair value of $117,340 determined for the Series A Warrants, and a fair value of $5,390 and determined for the Series B Warrants. At December 31, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $16,777 with a fair value of $16,486 determined for the Series A Warrants and a fair value of $291 determined for the Series B Warrants. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 was a decrease of $105,953 and for the three and six months ended December 31, 2021 was a decrease of $8,651,922 and $20,460,522, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

Components of Long-Term Debt, including Senior Convertible Note

The components of the Company’s long-term debt, including the Senior Convertible Note follows:

	December 31, 2022	June 30, 2022
Current portion of long-term debt, including the senior convertible note	$32,297,185	$35,139,538
Total	$32,297,185	$35,139,538

Note 12 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in Common Stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of Common Stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated. For the three and six months ended December 31, 2021, the Company recorded $102,851 and $424,893 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of December 31, 2022 or June 30, 2022.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 50,000 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 10,000 shares of Common Stock on each annual anniversary date. As of December 31, 2022, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 10,000 shares of Common Stock payable each year through the year ended June 30, 2030. During each of the three and six months ended December 31, 2022 and 2021, the Company recorded $342,333 and 684,665, respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There was $684,665 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of December 31, 2022 and no amounts outstanding as of June 30, 2022. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 100,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 100,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of December 31, 2022, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three and six months ended December 31, 2022, the Company recorded $578,498 and $816,183 respectively, and during the three and six months ended December 31, 2021, the Company recorded $1,602,068 and $2,824,102, respectively, in sales and marketing expense for these arrangements. As of December 31, 2022, the commitments under these agreements are estimated at $397,425 for the remainder of the year ended June 30, 2023, $400,300 for the year ended June 30, 2024, $217,730 for year ended June 30, 2025, and $149,913 for the year ended June 30, 2026.

Contingencies

On January 6, 2023, our former Chairman and Chief Executive Officer, Grant Johnson, filed a lawsuit in the United State District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 million as well as 200,000 shares of our Common Stock, plus attorney’s fees. After consulting with legal counsel, the Company believes the claims are without merit and intends to defend against the claims vigorously. The case is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY).

During October 2022, the Company entered into an amendment to the Bethard SPA where it agreed to pay €6,535,753 (equivalent to $7,010,732 using exchange rates at December 31, 2022) through installments equal to 12% of net gaming revenue until the Company has paid the balance or the Company spends €13,120,000 in marketing costs (equivalent to $14,073,483 using exchange rates at December 31, 2022). Due to this amendment, as of December 31, 2022 and June 30, 2022 the Company has estimated the present value of the amount owed to be $6,192,912 and $3,328,361, respectively. During the three and six months ended December 31, 2022, the Company recognized a loss of $3,044,019 and $2,864,551, and during the three and six months ended December 31, 2021, the Company recognized a gain of $1,851,446 for both periods, in the change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations.

Since the acquisition of the Argyll UK EEG iGaming business on July 31, 2020, the Company has responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. As of December 31, 2022, approximately $100,000 still remained to be refunded to customers. Going forward, Argyll UK will comply with requests for refunds to the extent required by law and in accordance with Argyll UK’s terms and conditions.

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company has received communications from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the initial communication in third quarter of fiscal year 2022 and received a second request for further clarification. On November 28, 2022, the Company provided its response, further addressing its business and marketing operations in Finland. Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also due to come into effect in 2023. Operations in Finland run under the MGA license on the Lucky Dino in-house built iDefix casino-platform. On January 5, 2023, the Company received a communication that the Finnish regulator was satisfied with the Company’s response and no adverse judgments were imposed by the Finnish regulator against the Company.

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded for loss contingencies as of December 31, 2022 or June 30, 2022. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 13 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, Flip Sports Limited (“FLIP”), EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Argyll (until November 30, 2022 when no further bets were taken as part of the winding down of the Argyll operations), EGL Lucky Dino and Bethard (Bethard’s operations are being sold in a transaction expected to close in February 2023 (See Note 19)), have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix (until June 10, 2022 when the Helix Game Centers were disposed) principally service customers in the United States.

A disaggregation of revenue by type of service for the three and six months ended December 31, 2022 and 2021 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
Online betting and casino revenues	$5,538,486	$12,439,696	$14,133,832	$27,102,284
Esports and other revenues	870,919	2,091,351	1,880,837	3,837,054
Total	$6,409,405	$14,531,047	$16,014,669	$30,939,338

A summary of revenue by geography for the three and six months ended December 31, 2021 and 2020 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2022	2021	2022	2021
United States	$581,501	$1,688,578	$1,394,381	$3,208,843
International	5,827,904	12,842,469	14,620,288	27,730,495
Total	$6,409,405	$14,531,047	$16,014,669	$30,939,338

A summary of long-lived assets by geography is as follows:

	December 31, 2022	June 30, 2022
United States	$5,592,080	$8,271,360
International	29,724,622	46,620,831
Total	$35,316,702	$54,892,191

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

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of December 31, 2022 because a deemed liquidation event is not considered probable.

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

Note 15 – Series B Redeemable Preferred Stock

On December 20, 2022, the Company entered into a Subscription and Investment Representation Agreement with a member of management, the Interim CFO of the Company, pursuant to which the Company agreed to issue and sell one hundred (100) shares of the Company’s Series B Preferred Stock, par value $0.001 per share, for $10 per share in cash. The sale closed on December 21, 2022.

On December 21, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of Series B Preferred Stock. The Certificate of Designation provided that one hundred (100) shares of Series B Preferred Stock will have 25,000,000 votes each and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock was voted, without action by the holder, on the reverse stock proposal in our 2022 Annual Meeting on January 26, 2023, in the same proportion as shares of common stock are voted. The Preferred Stock otherwise had no voting rights except as otherwise required by the Nevada Revised Statutes. The reverse stock split proposal was approved during the 2022 Annual Meeting.

Conversion.

The Series B Preferred Stock are not convertible.

Dividends

The holder of Series B Preferred Stock, as such, is not entitled to receive dividends or distributions of any kind.

Voting Rights

Except as otherwise provided by the Company’s Amended and Restated Articles of Incorporation or required by law, the holder of Series B Preferred Stock has no voting rights, except that the holder of Series B Preferred Stock has the right to vote on any resolution or proposal presented to the stockholders of the Company to approve a decrease in the number of the Company’s issued and outstanding shares of Common Stock, or reverse stock split of such issued and outstanding shares, within a range as determined by the Board in accordance with the terms of such amendment (the “Reverse Stock Split Proposal”), or as otherwise required by the Nevada Revised Statutes. The outstanding shares of Series B Preferred Stock shall have 25,000,000 votes per share. The outstanding shares of Series B Preferred Stock shall vote together with the outstanding shares of Common Stock, par value $0.001 per share of Common Stock of the Company as a single class exclusively with respect to the Reverse Stock Split Proposal and are not entitled to vote on any other matter except to the extent required under the Nevada Revised Statutes.

The shares of Series B Preferred Stock are voted, without action by the holder, on the Reverse Stock Split Proposal in the same proportion as shares of Common Stock are voted (excluding any shares of Common Stock that are not voted), or otherwise, or which are counted as abstentions or broker non-votes) on the Reverse Stock Split Proposal (and, for purposes of clarity, such voting rights shall not apply on any other resolution presented to the stockholders of the Company).

Liquidation.

The Series B Preferred Stock shall have no rights as to any distribution of assets of the Company for any reason, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, and shall not affect the liquidation or distribution rights of holders of any other outstanding series of preferred stock of the Company, if any.

Redemption.

The outstanding shares of Series B Preferred Stock will be redeemed in whole, but not in part, at any time (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically upon the stockholder approval of the Reverse Stock Split Proposal. As used herein, the “Redemption Time” shall mean the effective time of the redemption.

Each share of Series B Preferred Stock redeemed in the redemption will be redeemed in consideration for the right to receive an amount equal to $10 in cash (the “Redemption Price”) for each share of Series B Preferred Stock that is owned of record as of immediately prior to the applicable effective time of the redemption and redeemed pursuant to the Redemption, payable upon the applicable effective time of the redemption.

From and after the time at which the shares of Series B Preferred Stock are called for redemption (whether automatically or otherwise) in accordance with the above, such shares of Series B Preferred Stock will cease to be outstanding, and the only right of the former holder of such shares of Series B Preferred Stock, as such, will be to receive the applicable Redemption Price. The shares of Series B Preferred Stock redeemed by the Company will be automatically retired and restored to the status of authorized but unissued shares of preferred stock, upon such redemption. Notice of a meeting of the Company’s stockholders for the submission to such stockholders of any proposal to approve the Reverse Stock Split constitutes notice of the redemption of shares of Series B Preferred Stock and results in the automatic redemption of the shares of Series B Preferred Stock at the effective time of the redemption pursuant to the above. In connection with the issuance of the Series B Preferred Stock, the Company has set apart funds for payment for the redemption of the shares of Series B Preferred Stock. Pursuant to the terms of the Preferred Stock, the outstanding shares of Preferred Stock were redeemed in whole following the effectiveness of stockholder approval of the reverse stock split proposal at the Company’s 2022 annual meeting held on January 26, 2023. The holder of the Preferred Stock received consideration of $10 per share in cash, or $1,000 in the aggregate, on February 10, 2023.

The Series B Preferred Stock is not mandatorily redeemable, but rather is only contingently redeemable, and given that the redemption events are not certain to occur, the shares have not been accounted for as a liability. As the Series B Redeemable Preferred Stock is contingently redeemable on events outside of the control of the Company, all shares of Series B Cumulative Redeemable Preferred Stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets.

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

The following is a summary of common stock issuances for the six months ended December 31, 2022:

●	During the six months ended December 31, 2022, as part of the September 2022 Offering, the Company sold 30,000,000 units at $0.25, consisting of one share of Common Stock and one warrant with an exercise price of $0.25, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,928 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (see Note 11).

●	During the six months ended December 31, 2022, as part of the December Registered Direct Offering, the Company sold On December 21, 2022, the Company closed an offering (the “Registered Direct Offering”) in which it sold: (a) 7,065,000 shares of Common Stock to the Holder (the “Registered Direct Shares”) and (b) Pre-funded Warrants to purchase 17,850,000 shares of our common stock at a price of $0.0937 per warrant (the “Pre-funded Warrants”), directly to the Holder, with all but $0.001 per warrant prepaid to the Company at the closing. The Company recorded the issuance of these shares at a fair value of $2,316,686 comprised of $2,316,686 of cash received from the offering equal to the gross proceeds, net of $170,001 issuance costs, $2,146,685. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. The Holder redeemed 6,566,000 of the Pre-funded warrants through December 31, 2022 for additional net proceeds of $6,566. Subsequent to December 31, 2022, the remaining 11,284,000 outstanding Pre-funded warrants were redeemed for net proceeds of $11,284.

The following is a summary of common stock issuances for the six months ended December 31, 2021:

●	During the six months ended December 31, 2021, the Company issued 82,527 shares of Common Stock for services with a weighted average fair value of $7.28 per share or $574,299 in the aggregate.

●	During the six months ended December 31, 2021, the Company issued 14,000 shares of Common Stock from the exercise of stock options with a weighted average exercise price of $4.82 or $67,479 in the aggregate.

●	During the six months ended December 31, 2021, the Company issued 375,813 shares of Common Stock, with aggregate proceeds of $1,586,824, or $1,539,219 net of issuance costs, and a weighted average exercise price of $4.22, under its ATM program (See below).

●	During the six months ended December 31, 2021, the holder of the Senior Convertible Note converted an aggregate conversion value of $8,243,454 into 1,701,841 shares of common stock, with a weighted average conversion price of $4.84.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of Common Stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were no shares sold under the ATM for the three and six months ended December 31, 2022 and 1,165,813 shares sold under the ATM during the year ended June 30, 2022 for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022. At this time, the Company does not plan to sign a new ATM agreement.

Common Stock Warrants

On December 21, 2022, the Company entered into a securities purchase agreement with an institutional investor. The offering included (a) 7,065,000 Registered Direct Shares and (b) 17,850,000 shares of our common stock at a price of $0.0937 per Pre-Funded Warrant, directly to such investor, with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The exercise price of each Pre-funded Warrant is $0.001 per share of common stock.

The Pre-funded Warrants may not be exercised to the extent they cause the purchaser of the Pre-funded Warrants to become a “beneficial owner” of more than 4.99% of our Common Stock for purposes of Section 13(d) of the Securities Exchange Act of 1934. The Beneficial Ownership Limitation may be increased at the discretion of the purchaser of the Pre-funded Warrants to any percentage less than or equal to 9.99% of our common stock upon 61 calendar days’ notice or decreased at any time.

The Company determined the Pre-funded Warrants should be classified as equity.

The Holder redeemed 6,566,000 of the Pre-funded warrants through the six months ended December 31, 2022 for net proceeds of $6,566. There were 11,284,000 outstanding as of December 31, 2022. The Pre-funded Warrants expiration date was December 21, 2027. Subsequent to December 31, 2022, the remaining 11,284,000 outstanding Pre-funded warrants were redeemed for net proceeds of $11,284.

On September 19, 2022, the Company closed the September 2022 Offering, in which it sold 30,000,000 units at $0.25 consisting of one share of Common Stock and one September 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 30,000,000 September 2022 Warrants at an exercise price of $1.00. On the offering date the underwriters of the September 2022 Offering exercised the over-allotment option to purchase 3,600,000 additional September 2022 Warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $36,000. There were no September 2022 Warrants exercised during the six months ended December 31, 2022 and all September 2022 Warrants were outstanding as of December 31, 2022. The September 2022 Warrants expire on September 19, 2027.

On March 2, 2022, the Company closed the March 2022 Offering, in which it sold 15,000,000 units at $1.00 consisting of one share of Common Stock and one March 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 15,000,000 March 2022 Warrants at an exercise price of $1.00. On April 1, 2022 the underwriters of the March 2022 Offering exercised the over-allotment option to purchase 2,250,000 additional March 2022 Warrants to purchase shares at a price of $0.01 per warrant. The Company received net proceeds of $20,925. There were no March 2022 Warrants exercised during the six months ended December 31, 2022 and all March 2022 Warrants were outstanding as of December 31, 2022. The March 2022 Warrants expire on March 2, 2027.

On June 2, 2021, the Company issued 2,000,000 Series A Warrants and 2,000,000 Series B Warrants with an exercise price of $17.50 per share to the Holder of the Senior Convertible Note. There were no Series A Warrants exercised during the six months ended December 31, 2022. At December 31, 2022, the Series B Warrants are exercisable to the extent the Company has redeemed the principal under the Senior Convertible Note. The Series A Warrants expire on June 2, 2025 and the Series B Warrants expire on June 2, 2023.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 1,980,000 units consisting of one share of Common Stock and one Unit A Warrant and one Unit B Warrant, for a total of 3,960,000 warrants, with each warrant entitling the holder to purchase one share of Common Stock priced at $4.25 per share. The Company issued an additional 209,400 Unit A Warrants and 209,400 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of Common Stock at $0.01 per share. There were 1,136,763 of Unit A Warrants outstanding on December 31, 2022. The Unit A Warrants expire on April 14, 2025. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at December 31, 2022.

In connection with the April 2020 Offering the Company also issued 1,217,241 shares of Common Stock and 2,434,482 warrants (“Conversion Warrants”) to purchase one share of Common Stock at $4.25 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 40,582 Unit A Conversion Warrants outstanding at December 31, 2022. The Unit B Conversion Warrants have been fully exercised for shares of Common Stock.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2021	5,350,558	$14.19	3.14	8,743,588
Issued	17,250,000	1.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	22,600,558	$4.12	4.07	-
Issued	33,600,000	0.25
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding September 30, 2022	56,200,558	$1.81	4.51	-
Issued	17,850,000	0.001
Exercised	(6,566,000)	0.001
Forfeited or cancelled	-	-
Outstanding December 31, 2022	67,484,558	$1.51	4.38	-

Common Stock Options

On September 10, 2020, the Company’s Board of Directors adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 1,500,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 233,968 shares. At December 31, 2022, there was a maximum of 1,967,936 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of December 31, 2022, there were 1,204,435 shares of Common Stock available for future issuance under the 2020 Plan.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	474,676	$5.49
Granted	1,120,150	6.71
Exercised	(14,000)	4.82
Cancelled	(470,300)	6.54
Outstanding, June 30, 2022	1,110,526	$6.29
Granted	-	-
Exercised	-	-
Cancelled	(347,025)	6.56
Outstanding, December 31, 2022	763,501	$6.25

As of December 31, 2022, the weighted average remaining life of the options outstanding was 3.62 years. There are 763,501 options exercisable at December 31, 2022, with a weighted average exercise price of $6.25.

Stock Based Compensation

During the three and six months ended December 31, 2022 the Company recorded stock-based compensation expense of $0 and $921,991, respectively, and during the three and six months ended December 31, 2021 the Company recorded stock-based compensation expense of $1,729,401 and $2,611,773, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of December 31, 2022, there was no remaining unamortized stock compensation for stock options. No options were granted during the six months ended December 31, 2022.

Note 17 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 12)	$6,192,912	$-	$-	$6,192,912
Liability for the September 2022 Warrants (Note 11)	$2,267,454	-	-	$2,267,454
Liability for the March 2022 Warrants (Note 11)	$172,500	$172,500	$-	$-
Liability for the Series A and Series B Warrants (Note 11)	$16,777	$-	$-	$16,777
Derivative liability on Senior Convertible Note (Note 2 and Note 11)	$799,954	$-	$-	$799,954

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 12)	$3,328,361	$-	$-	$3,328,361
Liability for the March 2022 Warrants (Note 11)	$2,070,000	$2,070,000	$-	$-
Liability for the Series A and Series B Warrants (Note 11)	$122,730	$-	$-	$122,730
Derivative liability on Senior Convertible Note (Note 2 and Note 11)	$9,399,620	$-	$-	$9,399,620

A summary of the changes in Level 3 financial instruments for the six months ended December 31, 2022 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2022	$122,730	$3,328,361	$9,399,620
Fair value of the September 2022 Warrants (Note 11)	5,286,288	-	-
Change in fair value of September 2022 Warrants (Note 11)	(1,482,103)	-	-
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 11)	(105,953)	-	-
Change in fair value of Bethard contingent consideration liability (Note 12)	-	(179,468)	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2 and Note 11)	-	-	(274,864)
Balance at September 30, 2022	3,820,962	3,148,893	9,124,756
Change in fair value of September 2022 Warrants (Note 11)	(1,536,732)	-	-
Loss (gain) on Bethard contingent consideration liability (Note 12)	-	3,044,019	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2 and Note 11)	-	-	(8,324,802)
Balance at December 31, 2022	$2,284,230	6,192,912	799,954

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 11). The September 2022 Warrants were valued using a Black Scholes valuation model on issuance at September 19, 2022 and for the warrants outstanding at December 31, 2022 with the following assumptions:

	December 31, 2022	September 19, 2022
Contractual term, in years	5.00	5.00
Expected volatility	162%	167%
Risk-free interest rate	4.02%	3.69%
Dividend yield	-	-
Conversion / exercise price	$0.25	$0.25

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 11). The March 2022 Warrants outstanding at December 31, 2022 and June 30, 2022 were valued using the following assumptions:

	December 31, 2022	June 30, 2022
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$0.01	$0.12

The Series A and Series B Warrants outstanding at December 31, 2022 and June 30, 2022 are callable by the Company if certain criteria are met (Note 11) and were valued using a Monte Carlo valuation model with the following assumptions:

	December 31, 2022	June 30, 2022
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	135-190%	125% – 133%
Risk-free interest rate	3.96-4.24%	2.75% – 2.98%
Dividend yield	-	-
Conversion / exercise price	$17.50	$17.50

The value of the derivative liability on the Senior Convertible Note at December 31, 2022 and June 30, 2022 was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets less goodwill and an estimate of the Company’s total enterprise value with the following valuation assumptions:

	December 31, 2022	June 30, 2022
Contractual term remaining, in years	0.42	0.92
Expected volatility	162.78%	137.11%
De-leveraged volatility	32.81%	62.88%
Risk-free interest rate	4.55%	2.72
Dividend yield	—	—
Conversion / exercise price	$2.1832	$2.1832

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The cash liability calculated under the terms of the Senior Convertible Note of approximately $933,000,000 is materially higher than the fair value of the derivative liability of $799,954 calculated at December 31, 2022. The calculated make-whole liability may differ materially from the amount the Company may be required to pay under the Senior Convertible Note. The Company has held non-binding discussions with the Holder to restructure its obligation under the Senior Convertible Note. However, there can be no guarantee that the Company will be able to reach an agreement to restructure the Senior Convertible Note.

The following is information relative to the Company’s derivative instruments in the unaudited condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	June 30, 2022
Derivative liability on Senior Convertible Note (Note 2 and 11)	Derivative liability	$799,954	$9,399,620

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Designated as Hedging	Recognized in Income on	Three months ended December 31,		Six months ended December 31,
Instruments	Derivatives	2022	2021	2022	2021
Derivative liability on Senior Convertible Note (Note 2 and 11)	Change in fair value of derivative liability on Senior Convertible Note	$8,324,802	$(1,482,621)	$8,599,666	$(1,482,621)

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

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. During the three and six months ended December 31, 2022, the Company recognized asset impairment charges to the goodwill of the EEG iGaming Malta reporting unit in the EEG iGaming segment, and to the goodwill of the GGC reporting unit in the EEG Games segment (See Note 6).

Note 18 – Segment Information

The Company operates its business and reports its results through two complementary operating and reportable segments: EEG iGaming and EEG Games, in accordance with ASC Topic 280, Segment Reporting.

EEG iGaming includes the Company’s iGaming casino and sportsbook product offerings. Currently, the Company operates the business to consumer segment primarily in Europe.

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, (2) online tournaments (through our EGL tournament platform), and (3) player-vs-player wagering. Currently, we operate our esports EEG Games business in the United States and Europe.

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021

EEG iGaming segment	$5,538,486	$12,439,696	$14,133,832	$27,102,284
EEG Games segment	$870,919	$2,091,351	$1,880,837	$3,837,054

Total	$6,409,405	$14,531,047	$16,014,669	$30,939,338

Adjusted EBITDA
EEG iGaming segment	$(1,150,938)	$(2,909,585)	$(1,612,133)	$(3,853,812)
EEG Games segment	$(561,742)	$(845,807)	$(1,108,538)	$(1,722,315)
Other(1)	$(1,744,816)	$(3,009,435)	$(3,959,264)	$(5,505,577)
Total Adjusted EBITDA	$(3,457,496)	$(6,764,827)	$(6,679,935)	$(11,081,704)

Adjusted for:
Interest expense	$(971,374)	$(2,412,716)	$(2,029,782)	$(4,757,912)
Loss on conversion of senior convertible note	$-	$(5,999,662)	$-	$(5,999,662)
Loss on extinguishment of senior convertible note	$-	$(28,478,804)		$(28,478,804)
Change in fair value of derivative liability	$8,324,802	$(1,482,621)	$8,599,666	$(1,482,621)
Change in fair value of warrant liability	$2,571,732	$8,651,922	$5,022,288	$20,460,522
Change in fair value of contingent consideration	$(3,044,019)	$1,851,446	$(2,864,551)	$1,851,446
Other non-operating income (loss), net	$486,386	$58,770	$532,836	$(1,352,415)
Depreciation and amortization	$(1,887,729)	$(3,199,225)	$(3,750,447)	$(6,429,961)
Right of use asset amortization	$(19,984)	$(140,889)	$(38,427)	$(252,505)
Asset impairment charges	$(16,135,000)	$-	$(16,135,000)	$-
Stock-based Compensation	$-	$(1,729,401)	$(921,991)	$(2,611,773)
Cost of acquisition	$-	$(192,483)	(35,930)	$(255,482)
Income tax benefit (expense)	$-	$5,503,861	$-	$5,503,861
Net loss	$(14,132,682)	$(34,334,629)	$(18,301,273)	$(34,887,010)

(1)	Other comprises of corporate and overhead costs.
(2)	The Company has no intersegment revenues or costs and thus no eliminations required.
(3)	The Company defines Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 19 – Subsequent Events

Appointment of Alex Igelman as Chief Executive Officer

Effective January 3, 2023 the Board appointed Alex Igelman as CEO. In connection with Mr. Igelman’s appointment as CEO, Mr. Igelman and the Company entered into an employment agreement, which included the grant of common stock and stock options. These stock awards are being granted as inducement equity awards outside the Company’s Esports Entertainment Group, Inc. 2020 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). The Company has granted Mr. Igelman an award of 2,500,000 shares of common stock and an award of 2,500,000 time-based stock options. Mr. Igelman’s shares of common stock may not be sold or transferred until the six-month anniversary of the date of grant. Mr. Igelman’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates. The stock awards are subject to the terms of an award agreement outlining the specific terms of the stock awards.

Appointment of Michael Villani as Interim Chief Financial Officer

Effective January 6, 2023, the Company announced the appointment of Michael Villani as the Interim CFO, in addition to his current role as the Financial Controller. Mr. Villani will also serve as the Company’s principal financial officer.

The previous COO and CFO, Damian Mathews resigned from his positions on December 31, 2022. Mr. Mathews did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Mathews will continue on in his role as a Director of the Company.

Approval of reverse stock split

On January 26, 2023, held its 2022 annual meeting of stockholders (the “Annual Meeting”) and the stockholders approved a reverse stock split of the Common Stock at a ratio of not less than one-for-twenty (1-for-20) and not more than one-for-one-hundred (1-for-100), with our Board having the discretion as to the exact ratio of any reverse stock split to be set within the above range, without a corresponding reduction in the total number of authorized shares of Common Stock, and to be in effect no later than February 22, 2023 to meet the minimum bid price compliance milestone.

Senior Convertible Note consent to lower the conversion price and Amendment and Waiver Agreement for the sale of the Bethard business

On January 27, 2023, the Company received the written consent of the holder of its outstanding Senior Convertible Note to lower the conversion price of the Senior Convertible Note into shares of Common Stock under Section 7(g) of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the holder from the Company. The Company has converted $18,861,575 of the Senior Convertible note through the issuance of 217,159,442 shares of common stock. The outstanding balance of the Senior Convertible Note as of February 17, 2023, one day preceding this filing, was also impacted by the Amendment and Waiver Agreement discussed below.

Sale of Spanish iGaming Operations

On January 18, 2023, the Company closed the transaction and sold its Spanish iGaming operations, including its Spanish iGaming license. The Company received approximately $1,200,000 in proceeds and $1,000,000 in cash from the return of a deposit held with the Spanish regulator. Sixty-five percent (65%) of the proceeds and cash received is required to be remitted to the Holder. The gain on sale was approximately $800,000.

Sale of Bethard iGaming Operations

On February 14, 2023, the Company entered into a Share Purchase Agreement (“SPA”) to sell its Bethard iGaming business, an operator of online casino and sportsbook brands that is licensed in Malta and Sweden. The sale of the Bethard business is expected to close within two weeks of signing the SPA. The total purchase consideration in the SPA was determined by the parties to be approximately €9,600,000 (equivalent to approximately $10,300,000 using exchange rates at February 14, 2023) comprised of €1,650,000 (equivalent to approximately $1,770,000 using exchange rates at February 14, 2023) of cash proceeds payable to the Company at closing, with an additional €6,500,000 (equivalent to approximately $7,000,000 using exchange rates at February 14, 2023) of purchase consideration identified to a release of the Company’s obligations from payment of the contingent consideration originating from the Bethard acquisition. The purchaser of the Bethard business will also assume liabilities of approximately €1,200,000 (equivalent to approximately $1,290,000 using exchange rates at February 14, 2023). The terms of sale allow for a cash holdback of €150,000 (equivalent to approximately $160,000 using exchange rates at February 14, 2023) for a period of two months that may be used by the purchaser to compensate it for the assumption of liabilities above agreed upon amounts under the SPA. Amounts owed by the purchaser to the Company of €1,260,000 (equivalent to approximately $1,350,000 using exchange rates at February 14, 2023) will be settled as part of the transaction.

On February 16, 2023, the Company entered into the Amendment as a condition to the closing of the sale of the Bethard business. The Amendment requires the Company to deposit 50% of the proceeds from the sale of the Bethard business in a bank account in favor of the Holder. The Amendment also requires the Company to deposit 50% of the proceeds of any permitted future sale of assets or any subsequent debt or equity offer or sale (a “Securities Transaction”) and 100% of the proceeds of any additional indebtedness incurred in the future, into such bank account in favor of the Holder, or, at the option of the Holder, redeem amounts under the Senior Convertible Note using such proceeds.

The Amendment also modifies the Senior Convertible Note to increase the principal balance by $2,950,000 for additional interest and other amounts previously recorded by the Company as liabilities to the Holder, as well as for fees for the Amendment. The Amendment further provides for a voluntary reduction in the Conversion Price (as defined in the Senior Convertible Note) when the Company issues or is deemed to issue common stock in a future registered offering at a price below the Conversion Price then in effect, to the lower issuance price in such offering, subject to certain exceptions. The Amendment also provides rights to the Holder to participate in future Securities Transactions for a period of two years from the later of the date of the Amendment and the date that no payment amounts due to the Holder remain outstanding. The Company incurred fees of $460,000 as part of the amendment.

After including the impact of the conversions reducing the Senior Convertible Note by $18,861,573 and the Amendment increasing the Senior Convertible Note by $2,950,000, for fees of $450,000 and converted accrued liabilities of $2,500,000, on February 17, 2023, one business day preceding this filing, the Company has reduced its outstanding debt on the Senior Convertible Note to $16,310,000.

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

Overview

Esports is skill based, competitive, organized video gaming by professional players, individually or as teams. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. As of December 31, 2022, the most popular esports games in the industry include Dota 2 and League of Legends (each multiplayer online battle arena games), and Counter-Strike: Global Offensive (a first-person shooter game). Fortnite, Call of Duty¸ Overwatch, and Apex Legends are other well-known popular esports games in the industry. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com.

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

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on professional esports events in a licensed and secure environment. From February 2021, under the terms of our MGA license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the EU, Canada, New Zealand and South Africa, on our ‘‘Vie.bet’’ platform.

Alongside the Vie.bet esports focused platform, EEG owns and operates:

●	five online casino brands of Lucky Dino Gaming Limited and Hiidenkivi Estonia OU, its wholly-owned subsidiary (collectively referred to as “Lucky Dino”), licensed by the MGA on its in-house built iDefix casino-platform, and
●	Bethard Group Limited (“Bethard”) online sportsbook and casino brands, operating under MGA, Spanish, Irish and Swedish licenses. The Company has entered into a share purchase agreement to sell the Bethard business and it is expected to close in the second quarter of fiscal 2023.

In total, we currently hold three Tier-1 gambling licenses (Malta, Ireland, and Sweden (Swedish License will be sold as part of the Bethard sale)). Our core assets in Lucky Dino provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of LAN center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, (2) online tournaments (through our Esports Gaming League tournament platform), and (3) player-vs-player wagering. Currently, we operate our esports EEG Games business in the United States and Europe.

We believe that as the size of the market and the number of esports enthusiasts continues to grow, so will the number of esports enthusiasts who gamble on events, which would likely increase the demand for our platform.

Impact of COVID-19

COVID-19 emerged in December 2019 and has since adversely impacted global commercial activity, disrupted supply chains and contributed to significant volatility in financial markets.

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

Recent Developments:

Leadership changes

Appointment of Michael Villani as Interim Chief Financial Officer

Effective January 6, 2023, the Company announced the appointment of Michael Villani as the Interim CFO, in addition to his current role as the Financial Controller. Mr. Villani will also serve as the Company’s Principal Financial Officer.

Resignation of Damian Mathews as Chief Operating Officer and Chief Financial Officer

On December 31, 2022, Damian Mathews resigned from his position as COO and CFO of the Company. Mr. Mathews did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Mathews will continue on in his role as a Director of the Company.

Appointment of Alex Igelman as Chief Executive Officer

On December 22, 2022, the Board of the Company appointed Alex Igelman as CEO, effective January 3, 2023.

Termination of Grant Johnson as Chairman and Chief Executive Officer

On December 23, 2022, Grant Johnson resigned from the Board. Mr. Johnson resigned following his termination for cause, by the Board, from his position as Chairman and CEO of the Company, effective December 3, 2022. As a result, Mr. Johnson is no longer an officer or director of the Company.

Sale and Restructuring in the iGaming business and Amendment and Waiver for the Sale of the Bethard Business

We have initiated a process to evaluate the strategic options for the iGaming business, including exploring a sale of iGaming assets due to increasing regulatory burdens and competition. Our new CEO is tasked with assessing the value of the iGaming assets and determining next steps. The Company has also taken the following actions:

Closure of Argyll and vie.gg

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. The Company will surrender its UK license as part of the winding down of the Argyll UK iGaming operations. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. As of December 31, 2022, approximately $0.1 million still remained to be refunded to customers. Going forward, Argyll UK will comply with requests for refunds to the extent required by law and in accordance with Argyll UK’s terms and conditions. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of the Argyll UK in the fiscal year ended June 30, 2022.

On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

Senior Convertible Note consent to lower the conversion price and Amendment and Waiver Agreement for the sale of the Bethard business

On January 27, 2023, the Company received the written consent of the holder of its outstanding Senior Convertible Note (“the Holder”) to lower the conversion price of the Senior Convertible Note into shares of Common Stock under Section 7(g) of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the holder from the Company. The Company has converted $18.9 million of the Senior Convertible note through the issuance of 217.2 million shares of common stock. The outstanding balance of the Senior Convertible Note as of February 17, 2023, one day preceding this filing, was also impacted by the Amendment and Waiver Agreement discussed below.

Sale of Spanish iGaming Operations

On January 18, 2023, the Company closed the transaction and sold its Spanish iGaming operations, including its Spanish iGaming license. The Company received approximately $1.2 million in proceeds and $1.0 million in cash from the return of a deposit held with the Spanish regulator. Sixty-five percent (65%) of the proceeds and cash received is required to be remitted to the Holder. The gain on sale was approximately $0.8 million.

Sale of Bethard iGaming Operations

On February 14, 2023, the Company entered into a Share Purchase Agreement (“SPA”) to sell its Bethard iGaming business, an operator of online casino and sportsbook brands that is licensed in Malta and Sweden.

The sale of the Bethard business is expected to close within two weeks of signing the SPA. The total purchase consideration in the SPA was determined by the parties to be approximately €9.6 million (equivalent to approximately $10.3 million using exchange rates at February 14, 2023) comprised of €1.7 million (equivalent to approximately $1.8 million using exchange rates at February 14, 2023) of cash proceeds payable to the Company at closing, with an additional €6.5 million (equivalent to approximately $7.0 million using exchange rates at February 14, 2023) of purchase consideration identified to a release of the Company’s obligations from payment of the contingent consideration originating from the Bethard acquisition. The purchaser of the Bethard business will also assume liabilities of approximately €1.2 million (equivalent to approximately $1.3 million using exchange rates at February 14, 2023). The terms of sale allow for a cash holdback of €0.15 million (equivalent to approximately $0.16 million using exchange rates at February 14, 2023) for a period of two months that may be used by the purchaser to compensate it for the assumption of liabilities above agreed upon amounts under the SPA. Amounts owed by the purchaser to the Company of €1.3 million (equivalent to approximately $1.4 million using exchange rates at February 14, 2023) will be settled as part of the transaction.

On February 16, 2023, the Company entered into an Amendment and Waiver Agreement (“Amendment”) as a condition to the closing of the sale of the Bethard business. The Amendment requires the Company to deposit 50% of the proceeds from the sale of the Bethard business in a bank account in favor of the Holder. The Amendment also requires the Company to deposit 50% of the proceeds of any permitted future sale of assets or any subsequent debt or equity offer or sale (a “Securities Transaction”) and 100% of the proceeds of any additional indebtedness incurred in the future, into such bank account in favor of the Holder, or, at the option of the Holder, redeem amounts under the Senior Convertible Note using such proceeds.

The Amendment also modifies the Senior Convertible Note to increase the principal balance by $3.0 million for additional interest and other amounts previously recorded by the Company as liabilities to the Holder, as well as for fees for the Amendment. The Amendment further provides for a voluntary reduction in the Conversion Price (as defined in the Senior Convertible Note) when the Company issues or is deemed to issue common stock in a future registered offering at a price below the Conversion Price then in effect, to the lower issuance price in such offering, subject to certain exceptions. The Amendment also provides rights to the Holder to participate in future Securities Transactions for a period of two years from the later of the date of the Amendment and the date that no payment amounts due to the Holder remain outstanding. The Company incurred fees of $0.5 million as part of the amendment.

After including the impact of the conversions reducing the Senior Convertible Note by $18.9 million and the Amendment increasing the Senior Convertible Note by $3.0 million, for fees of $0.5 million and converted accrued liabilities of $2.5 million, on February 17, 2023, one business day preceding this filing, the Company has reduced its outstanding debt on the Senior Convertible Note to $16.3 million.

Nasdaq Continued Listing Rules or Standards

Compliance with Nasdaq Listing Requirements

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of the Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s Common Stock had closed below $1.00 per share for the previous thirty consecutive business days.

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2).

On October 11, 2022, the Company received a third letter from Nasdaq notifying the Company that the Company’s Common Stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s Common Stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended. The Company requested an appeal with the Nasdaq Hearings Panel (the “Panel”) and the hearing was held on November 17, 2022.

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with Nasdaq’s minimum bid price, and the $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with Listing Rule 5550(b)(2) requiring the Company to maintain a MVLS at a minimum of $35,000,000. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the Rule 5550(b)(2) or alternative criteria and was granted continued listing subject to the criteria noted above.

From the initial determination, the Company has completed conditions 1 and 2:

1.	On or before January 13, 2023, the Company shall file a Form S-1 registration statement with the SEC for a $10 million public offering;
2.	On January 26, 2023, the Company shall obtain stockholder approval for a reverse stock split at a ratio that is sufficient to ensure compliance with the Bid Price Rule;

On January 13, 2023, the Company filed its S-1, subject to amendments, and on January 26, 2023, as part of the 2022 annual meeting, the Company obtained stockholder approval for the of the common stock at a ratio of not less than one-for-twenty (1-for-20) and not more than one-for-one-hundred (1-for-100), with our Board having approved the reverse split at a ratio of one-for-one-hundred (1 for 100), without a corresponding reduction in the total number of authorized shares of common stock, and to be in effect no later than February 22, 2023 to meet the minimum bid price compliance milestone.

On February 8, 2023 the Company received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the shareholder equity requirement, as outlined in Equity Rule.

The Company is working towards meeting all other conditions related to regaining compliance with the Nasdaq Listing Rules including the conversion of the Senior Convertible Note.

Additionally, the Panel reserved the right to reconsider the terms of this exception. As a result, any failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

As discussed above, the Company is in the process of taking definitive steps to comply with all applicable conditions and criteria for continued listing on Nasdaq. There can be no assurances, however, that the Company will be able to do so. The Company must satisfy the time frame granted by the Panel or Nasdaq will provide written notification that its securities will be delisted. As part of the compliance plan the Company is negotiating with the Holder of its Senior Convertible Note to restructure the Senior Convertible Note, including the derivative liability.

Regulatory Environment

We operate in both emerging and well-established competitive markets. We expect that our future growth will come from online gaming and sports betting via expansions of gaming in existing jurisdictions; entrance into new jurisdictions and, improvements and expansions of our existing properties and strategic acquisitions of gaming properties, expanded software sales to more screens in game centers including in universities, entertainment centers and casinos, as well as increased esports adoption and events, particularly in North America. We continue to adjust operations and cost structures to reflect the changing economic conditions. We also continue to focus on revenue and cost synergies from our acquisitions, and offering our customers additional gaming experiences through our affiliates. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including game centers; riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming.

United Kingdom

Since the acquisition of the Argyll UK EEG iGaming business on July 31, 2020, the Company has responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company reduced its spending on marketing and was focused on retaining existing customers and reactivating past customers. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. As of December 31, 2022, approximately $0.1 million still remained to be refunded to customers. Going forward, Argyll UK will comply with requests for refunds to the extent required by law and in accordance with Argyll UK’s terms and conditions.

Netherlands

A new licensing regime was implemented in the Netherlands for online gaming operators, with applications being accepted from April 1, 2021. EEG did not apply for a license after assessing the criteria for applying. The first licenses took effect on October 1, 2021. In a surprise to the market, the Dutch Minister for Legal Protection issued guidance warning that even those operators that were not targeting the Dutch market but were passively accepting Dutch customers would be punished, with authorities given the power to issue increased fines. Prior to this guidance, operators had understood that passive acceptance of bets was permissible. The vast majority of unlicensed operators (including EEG’s brands) promptly withdrew from the Dutch market completely on October 1, 2021, closing all active Dutch customer accounts. The sudden and earlier than anticipated withdrawal from the Dutch market had a negative impact on the unlicensed operators in the region. The sole period in which the Company had revenues from its EEG iGaming operations in the Netherlands was in the fiscal quarter ended September 30, 2021.

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company has received communications from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the initial communication in third quarter of fiscal year 2022 and received a second request for further clarification. On November 28, 2022, the Company provided its response, further addressing its business and marketing operations in Finland.

Further powers allowing the Finnish regulator to require blocking by payment service providers of overseas operators who are targeting their marketing activities towards Finnish customers are also due to come into effect in 2023. Operations in Finland run under the MGA license on the Lucky Dino in-house built iDefix casino-platform.

On January 5, 2023, the Company received a communication that the Finnish regulator was satisfied with the Company’s response and no adverse judgments were imposed by the Finnish regulator against the Company.

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

Key Performance Indicators

In the industry, revenue is driven by discretionary consumer spending. We have no way of determining why customers spend more or less money; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others, include decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and high fuel or other transportation costs. Such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments. The vast majority of our revenues is EEG iGaming revenue, which is highly dependent upon the number and volume and spending levels of customers.

Reportable Segments

At December 31, 2022, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with June 30, 2022. Prior periods presented have been recast to reflect any change in reportable segments from the corresponding period.

Financial Highlights

The following table sets forth a summary of our financial results for the periods indicated and is derived from our unaudited condensed consolidated financial statements for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Net revenue	$6,409,405	$14,531,047	$16,014,669	$30,939,338
Total operating expenses (excluding Asset impairment charges)	$11,774,614	$26,557,872	$27,441,399	$51,570,763
Asset impairment charges	16,135,000	-	16,135,000	-
Total other income (expense), net	$7,367,527	$(27,811,665)	$9,260,457	$(19,759,446)
Income tax expense	$-	$5,503,861	$-	$5,503,861
Net loss	$14,132,682	$34,334,629	$18,301,273	$34,887,010

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

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021
Revenues:
EEG iGaming segment	$5,538,486	$12,439,696 `	$14,133,832	27,102,284
EEG Games segment	$870,919	$2,091,351	$1,880,837	3,837,054

Total	$6,409,405	$14,531,047	$16,014,669	30,939,338

Net loss:	$(14,132,682)	$(34,334,629)	$(18,301,273)	(34,887,010)

Adjusted for:
Interest expense	$971,374	$2,412,716	$2,029,782	$4,757,912
Loss on conversion of senior convertible note	-	$5,999,662	$-	$5,999,662
Loss on extinguishment of senior convertible note	$-	$28,478,804	$-	$28,478,804
Change in fair value of derivative liability	$(8,324,802)	$1,482,621	$(8,599,666)	$1,482,621
Change in fair value of warrant liability	$(2,571,732)	$(8,651,922)	$(5,022,288)	$(20,460,522)
Change in fair value of contingent consideration	$3,044,019	$(1,851,446)	$2,864,551	$(1,851,446)
Other non-operating income (loss), net	$(486,386)	$(58,770)	$(532,836)	$1,352,415
Depreciation and amortization	$1,887,729	$3,199,225	$3,750,447	$6,429,961
Right of use asset amortization	$19,984	$140,889	$38,427	$252,505
Asset impairment charges	$16,135,000	$-	$16,135,000	$-
Stock-based compensation	$-	$1,729,401	$921,991	$2,611,773
Cost of acquisition	$-	$192,483	$35,930	$255,482
Income tax benefit	$-	$(5,503,861)	$-	$(5,503,861)
Total Adjusted EBITDA	$(3,457,496)	$(6,764,827)	$(6,679,935)	$(11,081,704)

Adjusted EBITDA
EEG iGaming segment	$(1,150,938)	$(2,909,585)	$(1,612,133)	$(3,853,812)
EEG Games segment	$(561,742)	$(845,807)	$(1,108,538)	$(1,722,315)
Other(1)	$(1,744,816)	$(3,009,435)	$(3,959,264)	$(5,505,577)
Total Adjusted EBITDA	$(3,457,496)	$(6,764,827)	$(6,679,935)	$(11,081,704)

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

Comparison on the three months ended December 31, 2022 and 2021

Revenue

Revenue totaled $6.4 million in the three months ended December 31, 2022, a decrease of $8.1 million, or 56%, from the $14.5 million recorded in the three months ended December 31, 2021. The decrease is primarily attributable to the decreased in the iGaming operations of Lucky Dino, Bethard and Argyll that were impacted by regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $6.9 million falling from $12.4 million to $5.5 million. Revenue in the EEG Games segment also decreased $1.2 million from $2.1 million to $0.9 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues.

Cost of Revenue

Cost of revenue totaled $2.4 million in the three months ended December 31, 2022, a decrease of $4.1 million, or 63%, from the $6.5 million recorded in the three months ended December 31, 2021. The decrease is primarily attributable to the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue of $2.3 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.8 million for the game provider expenses and $0.2 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.7 million lower game provider costs.

Sales and Marketing

Sales and marketing expense totaled $1.8 million in the three months ended December 31, 2022, a decrease of $5.1 million, or 74%, compared to the $6.9 million recorded for the three months ended December 31, 2021. The decrease was primarily attributable to a $0.8 million reduction in marketing and $3.3 million lower affiliate costs related to the EEG iGaming segment and a $1.0 million reduction in Corporate expense driven by $0.9 million less incurred for sponsorship agreements with professional sports clubs and our service partners.

General and Administrative

General and administrative expense totaled $7.6 million for the three months ended December 31, 2022, a decrease of $5.6 million, or 42%, compared to the $13.2 million recorded for the three months ended December 31, 2021. The decrease was primarily attributable to decreases of $0.8 million in payroll costs, $0.6 million depreciation and amortization, and $0.8 million decrease related to other general and administrative cost primarily from cost savings in information technology related disbursements from the EEG iGaming segment, and further decreases of $0.7 million depreciation and amortization, and $0.4 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs decreased $1.8 million lower share based compensation expense and $0.7 million less other general and administrative cost primarily including lower professional fees and legal expenses.

Asset Impairment Charges

During the three months ended December 31, 2022, the Company’s initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022 surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. Subsequent to the period end, the Company appointed a new CEO and a new interim CFO and on January 18, 2023 sold its EEG iGaming Spanish license. As part of these changes the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. For the three and six months ended December 31, 2022, the Company recognized total goodwill asset impairment charges of $16.1 million, with asset impairment charges to the goodwill to the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment. Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods. There were no goodwill asset impairment charges recorded during the three months ended December 31, 2021.

Other Income (expense)

Other income (expense), net changed $35.2 million from a loss of $27.8 million for the three months ended December 31, 2021 to income of $7.4 million for the three months ended December 31, 2022. The other expense for the three months ended December 31, 2022 results primarily from $1.0 million of interest expense related to the Senior Convertible Note and an increase of $3.0 million for the change in the fair value of the contingent consideration due as part of the Bethard agreement, offset by other income primarily made up of $8.3 million for the change in the fair value of the derivative liability on Senior Convertible Note (as defined below) and $2.6 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $1.5 million for the September 2022 Warrants (as defined below) issued as part of the September 2022 Offering (as defined below) that decreased from the $3.8 million valued on issuance at September 30, 2022 to $2.3 million at December 31, 2022 and a decrease of $1.0 million for the March 2022 Warrants from $1.2 million at September 30, 2022 to $0.2 million at December 31, 2022.

Other income (expense) for the three months ended December 31, 2021 was an expense of $27.8 million. The other expense for the three months ended December 31, 2021 results primarily from $6.0 million loss on the conversion of the Senior Convertible Note and $1.5 million loss from the change in value of the related derivative liability, driven by the conversion of a principal amount of approximately $5.7 million into 1.7 million shares of common stock, respectively, of the $7.5 million immediate conversion option provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount and the consideration to the holder for the February 22, 2022 waiver provided on the covenants related to the Senior Convertible Note and $2.4 million in interest expense. These expenses were offset by other income primarily made up of $8.7 million from the reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note and the recognition of $1.9 million of income for the change in the fair value of the contingent consideration due as part of the Bethard transaction.

Results of Operations

Comparison on the six months ended December 31, 2022 and 2021

Revenue

Revenue totaled $16.0 million in the six months ended December 31, 2022, a decrease of $14.9 million, or 48%, from the $30.9 million recorded in the six months ended December 31, 2021. The decrease is primarily attributable to the decreased in the iGaming operations of Lucky Dino, Bethard and Argyll that were impacted by regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $13.0 million falling from $27.1 million to $14.1 million. Revenue in the EEG Games segment also decreased $1.9 million from $3.8 million to $1.9 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues.

Cost of Revenue

Cost of revenue totaled $6.1 million in the six months ended December 31, 2022, a decrease of $6.9 million, or 53%, from the $13.0 million recorded in the six months ended December 31, 2021. The decrease is primarily attributable to the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue of $3.7 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $1.2 million for the game provider expenses and $0.4 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $1.4 million lower platform and game provider costs.

Sales and Marketing

Sales and marketing expense totaled $4.3 million in the six months ended December 31, 2022, a decrease of $10.0 million, or 69%, compared to the $14.3 million recorded for the six months ended December 31, 2021. The decrease was primarily attributable to a $1.1 million reduction in marketing, $0.2 million lower affiliate costs and $6.4 million lower sponsorship costs related to the EEG iGaming segment and a $1.8 million reduction in Corporate expense driven by $1.5 million less incurred for sponsorship agreements with professional sports clubs and our service partners, offset by $1.0 million higher other sales and marketing costs.

General and Administrative

General and administrative expense totaled $17.0 million for the six months ended December 31, 2022, a decrease of $7.3 million, or 30%, compared to the $24.3 million recorded for the six months ended December 31, 2021. The decrease was primarily attributable to decreases of $1.9 million in payroll costs, $1.4 million depreciation and amortization, and $0.5 million decrease related to other general and administrative cost primarily including incremental costs for information technology related disbursements from the EEG iGaming segment, and further decreases of $1.5 million depreciation and amortization, and $0.8 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs decreased $1.3 million with $0.5 million higher payroll costs, offset by $1.2 million lower share based compensation expense and $0.6 million less other general and administrative cost primarily including lower professional fees and legal expenses.

Asset Impairment Charges

During the six months ended December 31, 2022, the Company’s initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022 surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. Subsequent to the period end, the Company appointed a new CEO and a new interim CFO and on January 18, 2023 sold its EEG iGaming Spanish license. As part of these changes the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. For the three and six months ended December 31, 2022, the Company recognized total goodwill asset impairment charges of $16.1 million, with asset impairment charges to the goodwill to the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment. Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods. There were no goodwill asset impairment charges recorded during the six months ended December 31, 2021.

Other Income (expense)

Other income (expense), net changed $29.1 million from a loss of $19.8 million for the six months ended December 31, 2021 to income of $9.3 million for the six months ended December 31, 2022. The other expense for the six months ended December 31, 2022 results primarily from $2.0 million of interest expense related to the Senior Convertible Note and an increase of $2.9 million for the change in the fair value of the contingent consideration due as part of the Bethard agreement, offset by other income primarily made up of $8.6 million for the change in the fair value of the derivative liability on Senior Convertible Note (as defined below) and $5.0 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $3.0 million for the September 2022 Warrants (as defined below) issued as part of the September 2022 Offering (as defined below) that decreased from the $5.3 million valued on issuance at September 19, 2022 to $2.3 million at December 31, 2022 and a decrease of $1.9 million for the March 2022 Warrants from $2.1 million at June 30, 2022 to $0.2 million at December 31, 2022.

Other income (expense) for the six months ended December 31, 2021 was an expense of $19.8 million. The other expense for the six months ended December 31, 2021 results primarily from $6.0 million loss on the conversion of the Senior Convertible Note and $1.5 million loss from the change in value of the related derivative liability, driven by the conversion of a principal amount of approximately $5.7 million into 1.7 million shares of common stock, respectively, of the $7.5 million immediate conversion option provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount and the consideration to the holder for the February 22, 2022 waiver provided on the covenants related to the Senior Convertible Note and $4.8 million in interest expense. These expenses were offset by other income primarily made up of $20.5 million from the reduction in fair value of the warrant liability established for warrants convertible into shares of common stock that had been issued to the holder of the Senior Convertible Note and the recognition of $1.9 million of income for the change in the fair value of the contingent consideration due as part of the Bethard transaction.

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

The Company has determined that certain factors raise substantial doubt about its ability to continue as a going concern for a least one year from the date of issuance of these unaudited condensed consolidated financial statements included in this report. One such factor considered by the Company is its compliance with certain debt covenants under terms of the Senior Convertible Note (the “Senior Convertible Note”), issued by the Company on February 22, 2022 in the principal amount of $35.0 million with a December 31, 2022 outstanding carrying value of $32.2 million. The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. The Company repaid principal of $2.8 million during the six months ended December 31, 2022, using proceeds from the September 2022 equity financing (“September 2022 Offering”). Subsequent to December 31, 2022 and through February 17, 2023, one business day preceding this filing, the Company has converted $18.9 million of the Senior Convertible Note through the issuance of 217.2 million shares of Common Stock. In addition, on February 14, 2023, the Company entered into the SPA for the sale of the Bethard business. On February 16, 2023, as a condition to the closing of the sale of the Bethard business, the Company entered into the Amendment with the of the Holder. After including the impact of the conversions reducing the Senior Convertible Note by $18.9 million and the Amendment increasing the Senior Convertible Note by $3.0 million, for fees of $0.5 million and converted accrued liabilities of $2.5 million, on February 17, 2023, one business day preceding this filing, the Company has reduced its outstanding debt on the Senior Convertible Note to $16.3 million. The Company will continue to convert to further reduce this debt. The maturity date of the Senior Convertible Note is June 2, 2023. The Senior Convertible Note is classified as a current liability on the unaudited condensed consolidated balance sheet and due to the default it may be redeemed by the Holder prior to its maturity date. The Company has also recorded a derivative liability for the alternate conversion in the Senior Convertible Note of $0.8 million in current liabilities on the unaudited condensed consolidated balance sheet that may be due to the Holder as part of the make-whole liability under the default terms of the Senior Convertible Note. The cash liability calculated under the terms of the Senior Convertible Note of approximately $933.0 million, is materially higher than the fair value of the derivative liability of $0.8 million calculated at December 31 2022. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note.

In addition to the conversions discussed above, the Company is in discussions with the Holder to restructure its payment obligations, including but not limited to eliminating the derivative liability on its unaudited condensed consolidated balance sheet and addressing the Company’s default status under the debt. In connection with the Company’s plan to maintain compliance with the Nasdaq Listing Rules, which includes actions to be taken to meet the minimum market value of listed securities or minimum stockholders’ equity, the Company may issue a perpetual convertible preferred stock by March 31, 2023, to cover the remaining principal balance due under the Senior Convertible Note at the time of entering the issuance. Although the Company and the Holder of the Senior Convertible Note are in discussions to determine the terms of the perpetual convertible preferred stock, such terms have not been finalized and there is no assurance that the Company and the Holder will come to an agreement on such terms. The ability of the Holder of the perpetual convertible preferred stock to convert such preferred stock into shares of our common stock was approved in the 2022 annual meeting of stockholders held on January 26, 2023. The Company will disclose the material terms of the perpetual convertible preferred stock in connection with the completion of the exchange transaction, including the filing of a certificate of designation with the State of Nevada to designate the terms of such preferred stock after the issuance of the stock. In addition, as part of the Company’s plan to maintain compliance with the Nasdaq Listing Rules, and as approved in the 2022 annual meeting of stockholders, the Company intends to effect a reverse stock split of our outstanding common stock, with our Board having the discretion as to the exact ratio of any reverse stock split, without a corresponding reduction in the total number of authorized shares of common stock. Further, during the 2022 annual meeting of stockholders the Company obtained stockholder approval for the issuance of such shares of Common Stock to the Holder that would exceed 19.99% of the Company’s outstanding shares of Common Stock.

In addition to compliance with debt covenants, the Company considered that it had an accumulated deficit of $167.4 million as of December 31, 2022 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At December 31, 2022, the Company had total current assets of $7.9 million and total current liabilities of $54.9 million. Net cash used in operating activities for the six months ended December 31, 2022 was $8.5 million which includes a net loss of $18.3 million. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of December 31, 2022, the Company had $0.7 million of available cash on-hand and net current liabilities of $47.0 million. In addition to the Senior Convertible Note conversions that are reducing the debt outstanding, on December 21, 2022, the Company closed an offering (the “Registered Direct Offering”) in which it sold: (a) 7.1 million shares of Common Stock to the Holder and (b) pre-funded warrants to purchase up to 17.9 million at a price of $0.0937 per warrant, directly to the Holder, with all but $0.001 per warrant prepaid to the Company at the closing. The gross proceeds to us from the sale of the shares of Common Stock and pre-funded warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $2.3 million. The Company remitted approximately $1.1 million to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1.1 million. On September 19, 2022 the Company closed the September 2022 Offering in which it sold: (a) 30.0 million shares of Common Stock and (b) warrants to purchase up to 30.0 million shares of Common Stock, at an exercise price of $0.25 per share (the “September 2022 Offering Warrants”), at an aggregate price of $0.25 per share and accompanying September 2022 Offering Warrant. The gross proceeds to us from the sale of the shares of Common Stock and Warrants before deducting underwriting discounts and commissions and offering expenses payable by the Company was $7.5 million. On the issuance date, the Company also granted an overallotment to the underwriters of the offering for 3.6 million overallotment warrants (“September 2022 Overallotment Warrants”), at a purchase price of $0.01 per warrant, with an exercise price of $0.25 per warrant (the September 2022 Offering Warrants and September 2022 Overallotment Warrants are collectively referred to as the “September 2022 Warrants”). Total proceeds from the September 2022 Overallotment Warrants were less than $0.1 million. The Company remitted to the Holder an amount of $2.3 million equal to fifty percent (50%) of all net proceeds above $2.0 million following the payment of 7% in offering fees including underwriting discounts and commissions. In addition, as part of the September 2022 Offering, the Holder purchased $0.5 million of securities (2.1 million shares of Common Stock and 2.1 million September 2022 Warrants) and the Company paid the Holder an additional $0.5 million. The proceeds remitted to the Holder of the Senior Convertible Note reduced the principal balance of the Senior Convertible Note on a dollar-for-dollar basis. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $4.1 million. On March 2, 2022 the Company closed an offering (the “March 2022 Offering”) in which it sold 15.0 million units at $1.00 consisting of one share of Common Stock and one warrant for a total of 15.0 million warrants with an exercise price of $1.00 (the “March 2022 Offering Warrants”). There was also an overallotment option exercised to purchase warrants to purchase an additional 2.3 million shares of common stock (the “April 2022 Overallotment Warrants”) with an exercise price of $1.00 issued to the underwriters of the offering on April 1, 2022 (the March 2022 Offering Warrants and the April 2022 Overallotment Warrants are collectively referred to as the “March 2022 Warrants”). The March 2022 Offering provided net cash proceeds of $13.6 million.

The amount of available cash on hand on February 17, 2023, one business day preceding this filing, was approximately $1.0 million.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) the potential expected proceeds from the recently filed S-1 where the amount of the offering has not yet been determined, (ii) the potential proceeds from the exercise of the 33.6 million September 2022 Warrants, exercisable at $0.25, outstanding at December 31, 2022, (iii) the potential proceeds from the exercise of the 17.3 million March 2022 Warrants, exercisable at $1.00, outstanding at December 31, 2022, (iv) the ability to sell shares of Common Stock of the Company through various forms of offerings, and (v) the ability to raise additional financing from other sources. The Company is also continuing discussions with the Holder to restructure the payment terms and debt covenants.

The Company’s sources and (uses) of cash for the six months ended December 31, 2022 and 2021 are shown below:

	2022	2021
Cash used in operating activities	$8,540,978	$7,599,212
Cash used in investing activities	$3,321	$20,185,745
Cash provided by financing activities	$5,792,240	$8,025,614

As noted above, at December 31, 2022, we had total current assets of $7.9 million and total current liabilities of $54.9 million. Net cash used in operating activities for the six months ended December 31, 2022 was $8.5 million, which includes a net loss of $18.3 million, offset by net non-cash and balance sheet adjustments of $9.8 million.

There was less than $0.1 million net cash used in investing activities for the six months ended December 31, 2022.

Net cash provided by financing activities for the six months ended December 31, 2022 totaled $5.8 million, which related to $9.0 million net proceeds from the December 2022 Registered Direct Offering and the September 2022 Offering, offset by the repayments of part of the Senior Convertible Note principal of $2.8 million, repayments of notes payable and finance lease for less than $0.1 million and the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock of $0.4 million.

These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including, with respect to the six months ended December 31, 2022, related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes or updates to our critical accounting policies and estimates during the six months ended December 31, 2022 as compared to the critical accounting policies and estimates disclosed in our June 30, 2022 10-K.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. For the reasons set forth below, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation Plans and Actions

During the six months ended December 31, 2022, and fiscal 2023, we continued and plan to continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) the recently hired internal audit executive continuing to establish an internal audit function and guide management’s efforts related to the identification, implementation, execution, and monitoring of an effective internal control environment; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) continuing the implementation of EGRC software to execute management’s internal control assessment process; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigate risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

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

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2023, our former Chairman and Chief Executive Officer, Grant Johnson, filed a lawsuit in the United State District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 million as well as 200,000 shares of our Common Stock, plus attorney’s fees. After consulting with legal counsel, the Company believes the claims are without merit and intends to defend against the claims vigorously. The case is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY).

The Company at times may be involved in litigation relating to claims arising from its operations in the normal course of business. Other than disclosed above, the Company is currently not involved in any litigation that it believes could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a “smaller reporting company” (as defined in Exchange Act Rule 12b-2), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions are accredited investors, as defined in Regulation D.

During the three months ended December 31, 2022:

Date	Owner	Type	Number of shares	Consideration
December 21, 2022	Member of management	Preferred Stock (Series B)	100	$1,000

Subsequent to the three months ended December 31, 2022:

Date	Owner	Type	Number of shares	Consideration
January 3, 2023	Alex Igelman, Chief Executive Officer	Common Stock	2,500,000	New hire inducement grant for services

Item 3. Defaults Upon Senior Securities

The Company has not maintained compliance with certain debt covenants and is currently in default under the terms of the Senior Convertible Note. See Note 2 and Note 11 of the unaudited condensed consolidated financial statements for additional information.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Certificate of Designation of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on December 27, 2022).
4.1

Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated December 21, 2022 (incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on December 27, 2022).

10.1	Securities Purchase Agreement, dated December 21, 2022 (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 27, 2022).
10.2	Subscription and Investment Representation Agreement, dated December 20, 2022 (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on December 27, 2022).
10.3	Employment Agreement with Alex Igelman (incorporated herein by reference to Exhibit 10.44 to the Form S-1 filed with the SEC on January 13, 2023).
10.4	Form of Letter of Consent between the Company and the Holder of the Senior Convertible Note. (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 27, 2023).
10.5	Share Purchase Agreement dated February 14, 2023 by and among Esports Entertainment Group, Inc. and Gameday Group PLC (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 17, 2023).
10.6	Amendment and Waiver Agreement dated February 16, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 17, 2023).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: February 21, 2023	By:	/s/ Alex Igelman
Alex Igelman Chief Executive Officer (Principal Executive Officer)

Date: February 21, 2023	By:	/s/ Michael Villani
Michael Villani Interim Chief Financial Officer and Financial Controller (Principal Accounting Officer and Principal Financial Officer)

