Form 10-Q
period 2023-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2023-05-22
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39262

ESPORTS ENTERTAINMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	001-39262	26-3062752
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employer Identification No.)

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

As of May 19, 2023, there were 3,339,576 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2023

i

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	June 30, 2022

ASSETS

Current assets
Cash	$1,875,758	$2,517,146
Restricted cash	972,986	2,292,662
Accounts receivable, net	469,183	304,959
Receivables reserved for users	776,565	2,941,882
Other receivables	384,688	372,283
Prepaid expenses and other current assets	969,175	1,543,053
Total current assets	5,448,355	9,971,985

Equipment, net	30,075	43,925
Operating lease right-of-use asset	106,386	164,288
Intangible assets, net	14,370,426	30,346,489
Goodwill	4,474,475	22,275,313
Other non-current assets	4,844	2,062,176

TOTAL ASSETS	$24,434,561	$64,864,176

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$8,895,070	$12,344,052
Liabilities to customers	798,952	4,671,287
Deferred revenue	1,275,971	575,097
Senior convertible note	15,910,000	35,000,000
Derivative liability	1,963,933	9,399,620
Current portion of notes payable and other long-term debt	25,723	139,538
Operating lease liability – current	99,188	364,269
Contingent consideration – current	-	3,328,361
Total current liabilities	28,968,837	65,822,224

Warrant liability	1,043,789	2,192,730
Operating lease liability – non-current	18,073	669,286

Total liabilities	30,030,699	68,684,240

Commitments and contingencies (Note 12)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at March 31, 2023 and June 30, 2022	8,007,162	7,781,380
Series B redeemable preferred stock, $0.001 par value, none authorized, issued and outstanding, at March 31, 2023 and June 30, 2022	-	-

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Common stock $0.001 par value; 500,000,000 shares authorized, 3,262,303 and 409,229 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	3,262	409
Additional paid-in capital	171,821,858	144,914,687
Accumulated deficit	(180,635,674)	(149,140,426)
Accumulated other comprehensive loss	(4,792,746)	(7,376,114)
Total stockholders’ equity (deficit)	(13,603,300)	(11,601,444)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$24,434,561	$64,864,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net revenue	$4,175,994	$15,699,587	$20,190,663	$46,638,925

Operating costs and expenses:
Cost of revenue	1,292,743	6,282,445	7,414,814	19,248,877
Sales and marketing	928,692	7,074,414	5,217,584	21,332,423
General and administrative	7,369,452	14,339,615	24,399,888	38,685,937
Loss on disposal of businesses, net	4,198,362	-	4,198,362	-
Asset impairment charges	-	38,629,310	16,135,000	38,629,310
Total operating expenses	13,789,249	66,325,784	57,365,648	117,896,547

Operating loss	9,613,255	50,626,197	37,174,985	71,257,622

Other income (expense):
Interest expense	(460,914)	(611,021)	(2,490,696)	(5,368,933)
Gain on termination of lease	799,901	-	799,901	-
Loss on conversion of senior convertible note	-	-	-	(5,999,662)
Loss on extinguishment of senior convertible note	(3,616,372)	-	(3,616,372)	(28,478,804)
Change in fair value of derivative liability	(1,163,979)	(20,573,051)	7,435,687	(22,055,672)
Change in fair value of warrant liability	1,412,941	8,181,398	6,435,229	28,641,920
(Loss) gain on contingent consideration	-	99,247	(2,864,551)	1,950,693
Other non-operating income (loss)	(551,921)	(39,440)	(19,085)	(1,391,855)
Total other income (expense), net	(3,580,344)	(12,942,867)	5,680,113	(32,702,313)

Loss before income taxes	13,193,599	63,569,064	31,494,872	103,959,935

Income tax benefit (expense)	(376)	(431)	(376)	5,503,430

Net loss	$13,193,975	$63,569,495	$31,495,248	$98,456,505

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	(200,628)	(601,884)	(300,942)
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(75,980)	(73,136)	(225,782)	(108,209)

Net loss attributable to common stockholders	$13,470,583	$63,843,259	$32,322,914	$98,865,656

Net loss per common share:
Basic and diluted loss per common share	$(5.76)	$(210.64)	$(27.72)	$(397.45)
Weighted average number of common shares outstanding, basic and diluted	2,336,669	303,087	1,166,201	248,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net loss	$13,193,975	$63,569,495	$31,495,248	$98,456,505

Other comprehensive loss:
Reclassification of accumulated foreign currency translation net losses to net loss as a result of the disposal of businesses	(2,466,016)	-	(2,466,016)	-
Foreign currency translation (gain) loss	(107,167)	1,631,630	(117,352)	3,848,155

Total comprehensive loss	$10,620,792	$65,201,125	$28,911,880	$102,304,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) For the Three and Nine Months Ended March 31, 2023 and 2022 (Unaudited)

	10% Series A Cumulative Redeemable Convertible Preferred Stock		Series B Redeemable Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance as of July 1, 2022	835,950	$7,781,380	-	$-	409,229	$409	$144,914,687	$(149,140,426)	$(7,376,114)	$(11,601,444)
Accretion of redemption value and issuance costs	-	74,544	-	-	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	300,000	300	1,567,830	-	-	1,568,130
Stock based compensation	-	-	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as of September 30, 2022	835,950	$7,855,924	-	$-	709,229	$709	$147,129,336	$(153,309,017)	$(9,902,592)	$(16,081,564)
Accretion of redemption value and issuance costs	-	75,258	-	-	-	-	(75,258)	-	-	(75,258)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Proceeds from issuance of Series B redeemable preferred stock	-	-	100	1,000	-	-	-	-	-	-
Common stock and pre-funded warrants issued in equity financing, net of issuance costs	-	-	-	-	70,650	71	2,146,614	-	-	2,146,685
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	65,660	66	6,500	-	-	6,566
Foreign exchange translation	-	-	-	-	-	-	-	-	2,536,663	2,536,663
Net loss	-	-	-	-	-	-	-	(14,132,682)	-	(14,132,682)
Balance as of December 31, 2022	835,950	$7,931,182	100	$1,000	845,539	$846	$149,006,564	$(167,441,699)	$(7,365,929)	$(25,800,218)
Accretion of redemption value and issuance costs	-	75,980	-	-	-	-	(75,980)	-	-	(75,980)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Redemption of the Series B redeemable preferred stock	-	-	(100)	(1,000)	-	-	-	-	-	-
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	36,781	36	(36)	-	-	-
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	112,840	113	11,171	-	-	11,284
Conversion of senior convertible note	-	-	-	-	2,242,143	2,242	22,875,713	-	-	22,877,955
Common stock issued for services	-	-	-	-	25,000	25	183,975	-	-	184,000
Stock based compensation	-	-	-	-	-	-	21,079	-	-	21,079
Foreign exchange translation	-	-	-	-	-	-	-	-	2,573,183	2,573,183
Net Loss								(13,193,975)	-	(13,193,975)
Balance as of March 31, 2023	835,950	8,007,162	-	-	3,262,303	3,262	171,821,858	(180,635,674)	(4,792,746)	(13,603,300)

Balance as of July 1, 2021	-	$-	-	$-	218,961	$219	$122,362,679	$(46,908,336)	$(669,170)	$74,785,392
Common stock issued upon the exercise of stock options	-	-	-	-	85	-	40,969	-	-	40,969
Common stock issued for services	-	-	-	-	786	1	574,298	-	-	574,299
Stock based compensation	-	-	-	-	-	-	308,073	-	-	308,073
Foreign exchange translation	-	-	-	-	-	-	-	-	(1,424,986)	(1,424,986)
Net loss	-	-	-	-	-	-	-	(552,381)	-	(552,381)
Balance as of September 30, 2021	-	$-	-	$-	219,832	$220	$123,286,019	$(47,460,717)	$(2,094,156)	$73,731,366
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	35,073	-	-	-	-	(35,073)	-	-	(35,073)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-			(100,314)	-	-	(100,314)
Conversion of Senior Convertible Note	-	-	-	-	17,018	17	8,243,437	-	-	8,243,454
Issuance of common stock under the ATM, net of issuance costs	-	-	-	-	3,758	4	1,539,215	-	-	1,539,219
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	55	-	26,510	-	-	26,510
Common stock issued for services	-	-	-	-	40	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	1,729,401	-	-	1,729,401
Foreign exchange translation	-	-	-	-	-	-	-	-	(791,539)	(791,539)
Net loss	-	-	-	-	-	-	-	(34,334,629)	-	(34,334,629)
Balance as of December 31, 2021	835,950	$7,634,407	-	$-	240,703	$241	134,689,195	$(81,795,346)	$(2,885,695)	$50,008,395
Accretion of redemption value and issuance costs	-	73,136			-	-	(73,136)	-	-	(73,136)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-			-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-			150,000	150	4,051,350	-	-	4,051,500
Conversion of senior convertible note	-	-			8,126	8	2,409,186	-	-	2,409,194
Issuance of common stock under the ATM, net of issuance costs	-	-			7,900	8	2,345,882	-	-	2,345,890
Common stock issued for services	-	-			500	-	31,450	-	-	31,450
Stock based compensation	-	-			-	-	1,315,052	-	-	1,315,052
Foreign exchange translation	-	-			-	-	-	-	(1,631,630)	(1,631,630)
Net loss	-	-			-	-	-	(63,569,495)	-	(63,569,495)
Balance as at March 31, 2022	835,950	$7,707,543			407,229	$407	$144,568,351	$(145,364,841)	$(4,517,325)	$(5,313,408)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,495,248)	$(98,456,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,408,467	9,555,184
Asset impairment charges	16,135,000	38,629,310
Right-of-use asset amortization	69,597	471,007
Stock-based compensation	1,127,070	3,958,275
Deferred income taxes	-	(5,503,861)
Loss on conversion of senior convertible note	-	5,999,662
Loss on extinguishment of senior convertible note	3,616,372	28,478,804
Amortization of debt discount	-	3,389,055
Change in fair value of warrant liability	(6,435,229)	(28,641,920)
Loss (gain) on contingent consideration	2,864,551	(1,950,693)
Change in fair value of derivative liability	(7,435,687)	22,055,672
Loss on disposal of businesses, net	4,198,362	-
Gain on termination of lease	(799,901)	-
Changes in operating assets and liabilities:
Accounts receivable	(158,567)	(198,876)
Receivables reserved for users	40,638	1,238,509
Other receivables	(14,076)	(764,685)
Prepaid expenses and other current assets	588,519	1,490,618
Other non-current assets	680,409	144,996
Accounts payable and accrued expenses	1,947,924	4,874,643
Liabilities to customers	(2,448,734)	697,334
Deferred revenue	700,874	557,894
Operating lease liability	(116,391)	(125,206)
Net cash used in operating activities	(11,526,050)	(14,100,783)

Cash flows from investing activities:
Proceeds from the sale of Bethard Business	1,739,882	-
Proceeds from the sale of Spanish operations	1,200,000	-
Cash consideration paid for Bethard acquisition, net of cash acquired	-	(20,067,871)
Purchase of intangible assets	-	(34,647)
Purchases of equipment	(3,321)	(86,670)
Net cash provided by (used in) investing activities	2,936,561	(20,189,188)

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	9,001,103	13,605,000
Proceeds from exercise of pre-funded warrants	17,850	-
Proceeds from issuance of Series B redeemable preferred stock, net of issuance costs	1,000	-
Redemption of Series B redeemable preferred stock	(1,000)	-
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock, net of issuance costs	-	7,599,334
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(601,884)	(300,942)
Issuance of common stock under the ATM, net of issuance costs	-	3,885,109
Payment of Bethard contingent consideration	-	(1,016,331)
Proceeds from exercise of stock options and warrants, net of issuance costs	-	67,479
Repayment of senior convertible note	(2,778,427)	-
Repayment of notes payable and finance leases	(37,150)	(157,810)
Net cash provided by financing activities	5,601,492	23,681,839

Effect of exchange rate on changes in cash and restricted cash	1,026,933	(379,416)
Net decrease in cash and restricted cash	(1,961,064)	(10,987,548)
Cash and restricted cash, beginning of period	4,809,808	23,360,368
Cash and restricted cash, end of period	$2,848,744	$12,372,820

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	March 31, 2023	March 31, 2022
Cash	$1,875,758	$9,404,637
Restricted cash	972,986	2,968,183
	$2,848,744	$12,372,820

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2022	June 30, 2021
Cash	$2,517,146	$19,917,196
Restricted cash	2,292,662	3,443,172
	$4,809,808	$23,360,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2023		March 31, 2022
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest		$2,442,673	$1,734,291
Income taxes		$376	$431

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock		$225,782	$108,209
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$		$6,700,000
Increase in Senior Convertible Note from conversion of accounts payable and accrued interest		$2,500,000	$-
Conversion of senior convertible notes to common stock		$19,261,583	$10,652,648
Right-of-use asset obtained in exchange for operating lease obligation		$-	$1,112,960
Finance lease asset obtained in exchange for financing lease obligation		$-	$96,018

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment and subsidiaries (“Argyll”), an online sportsbook and casino operator. In November 2022, the Company wound down its Argyll operations, and on March 27, 2023 the Swiss courts declared the Argyll Entertainment subsidiary bankrupt and this entity was deconsolidated (Note 18) at that time. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix owned and operated esports centers that were disposed of on June 10, 2022, as the Company exited the physical sites. From the Helix acquisition, the Company retained its core esports programming and gaming infrastructure and remains focused on its core esports offerings. On July 13, 2021, the Company completed its acquisition of Bethard Group Limited the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s business-to-consumer operations provided sportsbook, casino, live casino and fantasy sport betting services. On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license (Note 18) and on February 24, 2023, the Company completed the divestiture of Prozone Limited, containing the Bethard online casino and sportsbook business back to Gameday Group Plc (Note 18).

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

Effective February 22, 2023 the Company completed a one-for-one-hundred (1-for-100) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”), as approved by the board of directors (the “Board”). The Company’s shareholders approved the Reverse Stock Split at the 2022 Annual Meeting on January 26, 2023. All references to shares of the Company’s common stock in the unaudited condensed consolidated financial statements and related notes refer to the number of shares of common stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

The Reverse Stock Split did not change the terms of the common stock. Outstanding warrants, equity-based awards and other outstanding equity rights were proportionately adjusted by dividing the shares of common stock underlying the securities by 100 and multiplying the exercise/conversion price, as the case may be, by 100. The Reverse Stock Split also applied to common stock issuable upon the conversion of the Company’s Senior Convertible Note, dated February 22, 2022 (the “Senior Convertible Note”), with the Conversion Price, as defined in the Senior Convertible Note, being subject to adjustment under the terms of the Senior Convertible Note and the Amendment and Waiver Agreement (the “Amendment”) (Note 18). The Company’s 10% outstanding Series A Cumulative Redeemable Convertible Preferred Stock (“10% Series A Cumulative Redeemable Convertible Preferred Stock”) was not affected by the Reverse Stock Split.

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

One such factor considered by the Company was its Senior Convertible Note, on which the Company had not maintained compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note and that had a March 31, 2023 outstanding balance of $15,910,000. The Senior Convertible Note outstanding was further reduced to $15,230,024 on April 19, 2023, when the Company redeemed $679,976 of the Senior Convertible Note using funds that were on deposit in favor of the Holder from the Sale of the Bethard Business. Subsequent to this, on April 19, 2023, the Company entered into the Note to Preferred Stock Exchange Agreement (Note 11 and Note 20) with the Holder to convert the remaining $15,230,024 in aggregate principal amount of the Senior Convertible Note outstanding into the new Series C Convertible Preferred Stock and the Company closed and completed the exchange on April 28, 2023 (Note 11 and Note 20) and extinguishing the Senior Convertible Note and eliminating the related derivative liability that had a fair value of 1,963,933 as of March 31, 2023.

In addition to the above, the Company considered that it had an accumulated deficit of $180,635,674 as of March 31, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At March 31, 2023, the Company had total current assets of $5,448,355 and total current liabilities of $28,968,837. Net cash used in operating activities for the nine months ended March 31, 2023 was $11,526,050 which includes a net loss of $31,495,248. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of March 31, 2023, the Company had $1,875,758 of available cash on-hand and net current liabilities of $23,520,482. The amount of available cash on hand on May 19, 2023, one business day preceding this filing, was $382,037. On May 22, 2023, the Company closed the issuance of a new (the “Series D Preferred Stock”), that includes the issuance of (i) 4,300 shares of Series D Preferred Stock for a price of $1,000 per share, (ii) common warrants to purchase 1,433,333 shares of our Common Stock at a price of $1.96 per share (the “Common Warrants”), and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share (the “Preferred Warrants”), for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions. Refer to Note 20 for additional discussion of the Series D Preferred Stock.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined, and (ii) the ability to raise additional financing from other sources.

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

Nasdaq Continued Listing Rules or Standards

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days (the “Bid Price Rule”).

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

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

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule, and the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 (which, as described below, was subsequently extended on February 8, 2023) and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with the MVLS Rule. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the MVLS Rule or alternative criteria and was granted continued listing subject to the criteria noted above.

On February 8, 2023, the Company received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the shareholder equity requirement, as outlined in the Equity Rule.

The Company provided an update on its progress to the Panel on February 20, 2023 and on March 9, 2023, the Company received a letter from the Panel indicating that the Company has regained compliance with the Bid Price Rule.

On March 30, 2023, the Company submitted a written submission requesting an extension on the requirement to demonstrate compliance with the Equity Rule and on April 6, 2023, the Panel granted an extension through April 30, 2023.

On May 1, 2023, the Company announced it has met the minimum Equity Rule. On May 11, 2023, May 12, 2023 and May 18, 2023, the Company made submissions to the Panel and is awaiting their decision.

There can be no assurances, however, that the Company will be able to regain compliance. Any failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of March 31, 2023 and June 30, 2022, the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Accounts Receivable

Accounts receivable is comprised of the amounts billed to customers principally for esports events and team management services. Accounts receivable is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the unaudited condensed consolidated statements of operations. At March 31, 2023 and June 30, 2022, the allowance for credit losses was not material to the unaudited condensed consolidated financial statements of the Company.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis on April 1 for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles –- Goodwill and Other, as of March 31, 2023 the Company’s business is classified into four reporting units: iGaming Malta (Lucky Dino), iGaming Argyll (UK), EGL, and GGC. The Helix business was sold as of June 10, 2022 and was previously its own reporting unit. The Bethard business was sold as of February 22, 2023, and was previously part of the iGaming Malta reporting unit with Lucky Dino. Argyll Entertainment was declared bankrupt by the Swiss Court and deconsolidated on March 27, 2023 and was previously part of the iGaming Argyll (UK) reporting unit.

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

During the three months ended December 31, 2022, the Company initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022 surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. Further, in early January 2023 the Company appointed a new Chief Executive Officer and a new interim Chief Financial Officer. As part of these changes the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. These items and uncertainties caused by inflation and certain world events were determined to be a triggering event as of December 31, 2022, and the long-lived assets of the Company were quantitatively tested for impairment. At December 31, 2022, the Company recognized total goodwill asset impairment charges of $16,135,000 in the unaudited condensed consolidated statements of operations, with asset impairment charges to the goodwill to the iGaming reporting unit of $14,500,000, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1,635,000, which is part of the EEG Games segment (see Note 6 for additional information regarding the goodwill impairment, and the effects on the Company’s business, financial condition, and results of operations).

During the three months ended March 31, 2023, the Company sold its Bethard business reducing goodwill by $2,153,419.

No goodwill impairment charges were recognized in the three months ended March 31, 2023. Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods.

During the three and nine months ended March 31, 2022, the Company recognized goodwill impairment charges of $23,119,755, reducing the goodwill of the Helix and EGL and GGC reporting units.

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

During the three and nine months ended March 31, 2023, the Company determined that there was no impairment on its long-lived assets.

During the three and nine months ended March 31, 2021, the Company recognized $13,484,122 for the impairment of the EGL and Helix tradenames and developed technology and software and the impairment of the GGC tradename and developed technology (see Note 6), $608,626 for the impairment of the EGL computer equipment and Helix game centers computer equipment, leasehold improvements and furniture and equipment (see Note 5), and $1,416,807 for the impairment of operating lease right-of-use assets for the Helix building rentals (see Note 10), in asset impairment charges in the unaudited condensed consolidated statements of operations.

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

Jackpot Provision

The jackpot provision liability is an estimate of the amount due to players for progressive jackpot winnings. The jackpot liability is accrued monthly based on an estimate of the jackpot amount available for winning. The jackpot increases with each bet on a jackpot eligible iGaming casino machine and a portion of each losing bet is allocated towards the funding of the jackpot amount. Jackpots are programmed to be paid out randomly across certain casino brands. When a player wins a jackpot, the amount of the jackpot is reset to a defined amount that varies across eligible iGaming casino machines. Participating iGaming casino machines of the Company pool into the same jackpot and therefore the winning of a jackpot affects other players on the network of participating iGaming casino machines.

Leases

The Company leases office space through an operating lease agreement that was a result of its acquisition of Lucky Dino. The Company previously leased office space, acquired through the Argyll acquisition, that wound down operations during November 2022 and game center space, other property and equipment, acquired through the Helix acquisition, that was sold as part of the Helix sale transaction on June 10, 2022, where the purchaser assumed the lease liabilities. The Company measures an operating lease right-of-use (“ROU”) asset and liability, as well as a finance lease asset and liability, based on the present value of the future minimum lease payments over the lease term at the commencement date. Minimum lease payments include the fixed lease and non-lease components of the agreement, as well as any variable rent payments that depend on an index, initially measured using the index at the lease commencement date.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three and nine months ended March 31, 2023 and 2022 because their inclusion would have been antidilutive:

	As of March 31,
	2023	2022
Common stock options	32,324	13,594
Common stock warrants	562,006	203,506
Common stock issuable upon conversion of senior convertible note	72,875	160,315
10% Series A cumulative redeemable convertible preferred stock	835,950	835,950
Total	1,503,155	1,213,365

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

Revenue recognition for individual wagers is recognized when the gaming occurs, as such gaming activities are settled immediately. The revenue allocated to incentives, such as loyalty points offered through a rewards program, is deferred and recognized as revenue when the loyalty points are redeemed. Revenue allocated to free spins and deposit matches, referred to as bonuses, are recognized at the time that they are wagered. Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. The Company applies a practical expedient by accounting for its performance obligations on a portfolio basis as iGaming contracts have similar characteristics. The Company expects the application of the revenue recognition guidance to a portfolio of iGaming contracts will not materially differ from the application of the revenue recognition guidance on an individual contract basis.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	March 31, 2023	June 30, 2022
Indirect taxes	13,270	306,040
Other	371,418	66,243
Other receivables	$384,688	$372,283

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	March 31, 2023	June 30, 2022
Prepaid marketing costs	$51,988	$298,300
Prepaid insurance	127,493	230,404
Prepaid gaming costs	482,568	575,113
Other	307,126	439,236
Prepaid expenses and other current assets	$969,175	$1,543,053

Note 5 – Equipment

The components of equipment are as follows:

	March 31, 2023	June 30, 2022
Computer equipment	$40,313	$35,911
Furniture and equipment	35,772	34,526
Equipment, at cost	76,085	70,437
Accumulated depreciation and finance lease amortization	(46,010)	(26,512)
Equipment, net	$30,075	$43,925

Depreciation expense and finance lease amortization expense was $19,194 and $50,244 for the three months ended March 31, 2023 and 2022 and $55,506 and $109,852 for the nine months ended March 31, 2023 and 2022, respectively.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2022	19,660,481	2,614,832	22,275,313

Impairment charges	(14,500,000)	(1,635,000)	(16,135,000)
Disposal of Bethard Business	(2,153,419)	-	(2,153,419)
Foreign currency translation	487,581	-	487,581
Goodwill, balance as of March 31, 2023	$3,494,643	$979,832	$4,474,475

During the three months ended March 31, 2023 the Company recognized loss on disposal of businesses that included $2,116,882 of goodwill for the Bethard Business.

Previously, during the three months ended December 31, 2022, the Company concluded that goodwill impairment indicators existed considering that the EEG iGaming revenues had declined significantly from levels seen in the previous year and in the previous quarters and EEG Games was not performing at the level of previous expected. This and uncertainties caused by inflation and certain world events were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment.

The Company performed its interim impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of December 31, 2022, the Company determined that all its asset groups were recoverable under the undiscounted cash flow recoverability test. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the three and nine months ended March 31, 2023.

In accordance with ASC 350, at December 31, 2022, for goodwill, the Company performed an interim goodwill impairment test, which compared the estimated fair value of each reporting unit to its respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the interim impairment test performed indicated that the carrying value of the iGaming and GGC reporting units exceeded their estimated fair values determined by the Company. Based on the results of the goodwill impairment testing procedures as of December 31, 2022, the Company recognized goodwill impairments of $14,500,000 for the iGaming Malta reporting unit of the EEG iGaming segment, and goodwill of $1,635,000 for the GGC reporting unit, in the EEG Games segment, totaling $16,135,000 for the three and six months ended December 31, 2022 in asset impairment charges in the unaudited condensed consolidated statements of operations. There was no additional asset impairment charges recognized in the three months ended March 31, 2023.

In the nine months ended March 31, 2022, the Company had concluded, at that time, that goodwill impairment indicators existed based on the significant volatility in the Company’s stock price. As of March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits for EGL and GGC. These factors and the continuing impacts of the COVID-19 pandemic, uncertainties caused by inflation and certain world events, resulted in the Company evaluating its goodwill and long-lived assets, including intangible assets, for impairment as of March 31, 2022.

As of March 31, 2022, the Company performed an interim impairment test on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the reporting unit level. As of March 31, 2022, the Company determined its EGL, Helix, and GGC asset groups failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, royalty rates, cash flows, discount rates, development costs and obsolescence. Based on these analyses, the Company concluded the fair values of certain intangible assets were lower than their current carrying values, and at March 31, 2022, the Company recognized impairment of $2,561,231 and $10,824,348 for the EGL, GGC and Helix tradenames and developed technology and software, respectively, and $98,543 for the EGL player relationships, totaling $13,484,122 in asset impairment charges in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2022. The table below reflects the adjusted gross carrying amounts for these intangible assets.

In accordance with ASC 350, for goodwill, after considering the asset impairment charges to the asset groups, the Company performed an interim impairment test as of March 31, 2022 that compared the estimated fair value of each reporting unit to their respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment tests performed indicated that the carrying value of the EGL, GGC and Helix reporting units exceeded their estimated fair values determined by the Company. Based on the results of the March 31, 2022 interim goodwill impairment testing procedures, the Company recognized impairments of goodwill totaling $23,119,755 as of March 31, 2022 in asset impairment charges in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2022.

In total, as described in detail above, the Company recorded $36,603,877 of goodwill and intangible asset impairment charges for the three and nine months ended March 31, 2022.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill and long-lived asset impairment charges.

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	March 31, 2023			June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$2,792,893	$(492,501)	$2,300,392	$5,835,512	$(578,960)	$5,256,552
Developed technology and software	9,216,263	(3,236,298)	5,979,965	10,109,366	(1,935,018)	8,174,348
Gaming licenses	720,975	(720,975)	-	1,317,567	(774,760)	542,807
Player relationships	9,976,373	(4,097,935)	5,878,438	20,920,029	(4,757,813)	16,162,216
Internal-use software	226,274	(14,643)	211,631	225,086	(14,520)	210,566
Total	$22,932,778	$(8,562,352)	$14,370,426	$38,407,560	$(8,060,653)	$30,346,489

Amortization expense was $1,600,399 and $3,074,979 for the three months ended March 31, 2023 and 2022 and $5,352,961 and $9,445,332 for the nine months ended March 31, 2023 and 2022, respectively. The amortization for EEG iGaming segment was $1,351,833 and $2,276,353 and for the EEG Games segment was $248,566 and $910,000, for the three months ended March 31, 2023 and 2022, respectively. The amortization for EEG iGaming segment was $4,607,244 and $6,825,332, and for the EEG Games segment was $745,717 and $2,730,000, for the nine months ended March 31, 2023 and 2022, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Remainder of Fiscal 2023	$1,113,392
Fiscal 2024	4,318,596
Fiscal 2025	4,318,596
Fiscal 2026	3,164,773
Fiscal 2027	376,446
Thereafter	1,078,623
Total	$14,370,426

Note 7 – Other Non-Current Assets

The components of other non-current assets are as follows:

	March 31, 2023	June 30, 2022
iGaming regulatory deposits	$-	$1,715,053
iGaming deposit with service providers	-	261,825
Rent deposit	-	80,520
Other	4,844	4,778
Other non-current assets	$4,844	$2,062,176

Note 8 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	March 31, 2022	June 30, 2022
Trade accounts payable	$4,653,773	$5,069,616
Accrued marketing	1,240,370	2,388,987
Accrued payroll and benefits	1,041,088	833,322
Accrued gaming liabilities	208,128	446,626
Accrued professional fees	359,856	555,967
Accrued jackpot liabilities	327,524	297,970
Accrued interest	56,743	-
Accrued other liabilities	1,007,588	2,751,564
Total	$8,895,070	$12,344,052

Note 9 – Related Party Transactions

The Company’s current Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company. For the three and nine months ended March 31, 2023, the Company incurred charges of $0 and $72,107, respectively, and for the three months nine months ended March 31, 2022, the Company incurred charges of $22,073 and $52,791, respectively, related to the vendor. The Company owed $47,754 and $3,359 to the vendor as of March 31, 2023 and June 30, 2022, respectively.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $0 and $1,200 for the three months and nine months ended March 31, 2023, respectively, and $1,200 and $3,600 for the three months and nine months ended March 31, 2022, respectively. As of March 31, 2023 and 2022, there were no amounts payable to the former Chief Executive Officer. The former Chief Executive Officer was terminated for cause by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022.

The Company retained the services of its former Chief Financial Officer and Chief Operating Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer and Chief Operating Officer of NZD 36,995 ($23,169 translated using the exchange rate in effect at March 31, 2023) under the consultancy agreement and $500 per month under the employment agreement. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022. He will continue on in his role as a Director of the Company. As of March 31, 2023 and 2022, related to these expenses there were no amounts payable to the former Chief Financial Officer and Chief Operating Officer.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $4,255 and $1,857 for the three months ended March 31, 2023 and 2022, respectively, in accordance with these agreements. The Company incurred general and administrative expenses of $10,776 and $22,139 for nine months ended March 31, 2023 and 2022, respectively, in accordance with these agreements As of March 31, 2023 and 2022, there were $11,549 and $0 payable to Contact Advisory Services Ltd, respectively.

The Company had retained services from a former member of its Board who remained as an advisor to the Company with an annual fee of $60,000. The member was previously retained through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($22,225 translated using the exchange rate in effect at March 31, 2023) per month to the firm that is controlled by this member of the Board. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board and from his role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated.

During the year ended June 30, 2021, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. For the three months ended March 31, 2022 the Company had net sales to Tilt, LLC in the amount of $22,977 for game center equipment, and amounts paid to Tilt, LLC of $11,200 for equipment leased, $4,478 for services and $2,631 for cryptocurrency mining. For the nine months ended March 31, 2022 the Company had net sales to Tilt, LLC in the amount of $222,599 for game center equipment, and amounts paid to Tilt, LLC of $33,600 for equipment leased, $16,589 for services and $19,214 for cryptocurrency mining. The individual was no longer employed by the Company during the nine months ended March 31, 2023.

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

In July 2021, the Company commenced a lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000 ($89,032 translated using the exchange rate in effect at March 31, 2023), increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term (the “UCLA Lease”). The lease has an annual expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. On January 26, 2023, the Company agreed to terminate the UCLA lease and there are no further obligations going forward. The Company recognized a gain of $799,901 in gain on termination of lease in the unaudited condensed consolidated statement of operations.

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Condensed Consolidated Balance Sheet Caption	March 31, 2023 (unaudited)	June 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$106,386	$164,288
Total lease assets		$106,386	$164,288
Liabilities:
Current:
Operating lease liabilities	Operating lease liability –- current	$99,188	$364,269

Long-term:
Operating lease liabilities	Operating lease liability –- non-current	18,073	669,286
Total lease liabilities		$117,261	$1,033,555

The operating lease expense for the three and nine months ended March 31, 2023 was $33,443 and $69,597, respectively. The operating lease expense for the three and nine months ended March 31, 2022 was $162,733 and $458,949, respectively. The finance lease expense for the three and nine months ended March 31, 2022 was $12,918 and $36,100, respectively. The rent expense for short-term leases was not material to the unaudited condensed consolidated financial statements.

Weighted average remaining lease terms and discount rates follow:

	March 31, 2023	June 30, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	1.50	3.87

Weighted Average Discount Rate:
Operating leases	8.00%	8.00%

The future minimum lease payments at March 31, 2023 follows:

Operating Lease
Remainder of fiscal 2023	$24,094
Fiscal 2024	100,126
Total lease payments	124,220
Less: imputed interest	(6,959)
Present value of lease liabilities	$117,261

Note 11 – Long-Term Debt

Notes payable and other long-term debt

The components of notes payable and other long-term debt follows:

	Maturity	Interest Rate as of March 31, 2023	March 31, 2023	June 30, 2022
Notes payable	April 30, 2023	3.49%	$25,723	$139,538
			25,723	139,538
Less current portion of notes payable and long-term debt			(25,723)	(139,538)
Notes payable and other long-term debt			$-	$-

In connection with its acquisition of Argyll on July 31, 2020, the Company assumed a note payable of £250,000 ($327,390 translated using the exchange rate in effect at the acquisition date). The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue through May 2023. The principal balance of the notes payable on March 31, 2023 was £20,833 ($25,723 translated using the exchange rate in effect at March 31, 2023). Interest expense on the note payable was $324 and $1,945 for the three and nine months ended March 31, 2023, respectively. Interest expense on the note payable was $1,791 and $6,448 for the three and nine months ended March 31, 2022, respectively.

The maturities of long-term debt are as follows:

Fiscal 2023	$25,723
Total	$25,723

Senior Convertible Note

On February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29,150,001, with the Senior Convertible Note in the aggregate principal of $35,000,000. On September 19, 2022 as part of the Company’s September 2022 Offering (Note 17) of shares of common stock and warrants to purchase common stock, the Company remitted to the Holder an amount of $2,778,427 from the proceeds reducing the Senior Convertible Note principal balance to $32,221,573 as recorded in the unaudited condensed consolidated balance sheet as of December 31, 2022. On December 19, 2022, as part of the Registered Direct Offering (Note 16) the Company paid the Holder an amount equal to $1,073,343 for interest due and interest prepaid through February 28, 2023. On January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion, in accordance with Section 7(g) of the Senior Convertible Note (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the Holder from the Company. From January 27, 2023 through March 31, 2023 (there were no additional Exchanges through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock (Note 20)), pursuant to the debt for equity exchanges, and after increasing the Senior Convertible Note by $2,950,010, for fees of $450,010 and converted accrued liabilities of $2,500,000 pursuant to the Amendment, the Holder exchanged $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock, at the lowered conversion prices (the “Exchanges”) and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions. Following the Exchanges and the impact of the Amendment, $15,910,000 in aggregate principal amount of the Senior Convertible Note remained outstanding.

Subsequent to March 31, 2023, on April 19, 2023, the Company redeemed $679,976 of the $15,910,000 previously outstanding on the Senior Convertible Note following the Exchanges and the impact of the Amendment and Exchanges, using funds from the Sale of the Bethard Business deposited in a bank account in favor of the Holder. On April 19, 2023, using these funds, the Company paid $750,000 to the Holder, to redeem the $679,976, and settle the related redemption premium of $51,450 and accrued interest of $168,574, with the additional $150,000 owed being paid on May 1, 2023 (Note 20).

Further, on April 28, 2023, the Company closed on an agreement with the Holder to convert the remaining outstanding $15,230,024 into the Series C Convertible Preferred Stock. The material terms and provisions of the Series C Convertible Preferred Stock are described in Note 20.

The conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock extinguished the Senior Convertible Note and the remaining related debt liability outstanding of $15,230,024 and further eliminated the related derivative liability. As of March 31, 2023, the derivative liability had a $1,963,933 fair value ($1,862,000,000 approximate cash liability, as of March 31, 2023, calculated under the terms of the Senior Convertible Note).

See Note 20, Subsequent Events for further discussion related to the Series C Convertible Preferred Stock.

Prior to the extinguishment of the debt, the interest rate on the Senior Convertible Note was 8.0% per annum (consistent with the Old Senior Convertible Note), and from and after the occurrence and during the continuance of any Event of Default (as defined in the Senior Convertible Note), the interest rate would automatically be increased to 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Senior Convertible Note as of September 30, 2021 or subsequently, until the conversion to the Series C Preferred Stock. The Company had been accruing interest expense at a rate of 12% beginning March 31, 2022, the date it was initially not in compliance with certain debt covenants, as compared to using the set rate of 8.0%, and has recorded an additional $56,743 and $1,075,069 in interest expense in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023, respectively. There was $56,743 of default interest recorded in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of March 31, 2023.

The maturity date of the Senior Convertible Note was June 2, 2023, and was subject to extension in certain circumstances, including bankruptcy and outstanding events of default. The Company could redeem the Senior Convertible Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

The Company had not maintained compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note at March 31, 2023 through the date of the conversion to the Series C Preferred Stock.

The Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $1,750.00 per share. The Senior Convertible Note was subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company entered into any agreement to issue (or issues) any variable rate securities, the Holder had the additional right to substitute such variable price (or formula) for the conversion price.

If an Event of Default had occurred under the Senior Convertible Note, in addition to the default interest rate discussed above, the Holder may have elected to alternatively convert the Senior Convertible Note at the Alternate Conversion Price (as defined in the Senior Convertible Note). In connection with an Event of Default, the Holder may have required the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price would have equaled the outstanding principal of the Senior Convertible to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater. The Holder did not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion. The Holder could have from time to time increased this limit to 9.99%, provided that any such increase would not have been effective until the 61st day after delivery of a notice to the Company of such increase.

If an Event of Default occurred, the Holder of the Senior Convertible Note had the right to alternate conversion (“Alternate Conversion”) and may have elected to convert the Senior Convertible Note in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the Conversion Floor Price of $218.32 or a price derived from the volume weighted average price of the Company’s Common Stock at the time of Alternate Conversion. If the Alternate Conversion were to include the Conversion Floor Price of $218.32 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor, based on the formula as stipulated in the Senior Convertible Note.

The Senior Convertible Note included a provision that should the Company be in both breach of its debt covenants and its price per common share trade below the conversion floor price of $218.32 (the “Conversion Floor Price”), the Holder may have elected the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2022 and through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock (Note 20), the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make whole provision in the Senior Convertible Note was determined to represent an obligation of the Company under the terms of the Senior Convertible Note. At March 31, 2023 and June 30, 2022, the Company estimates it would have been required to issue up to 72,875 and 160,315 shares of Common Stock under the Alternate Conversion make whole provision of the Senior Convertible Note, respectively. At March 31, 2023, the Company also estimated the fair value of the derivative liability, which gives effect to the cash amount payable to the Holder under the Alternate Conversion make-whole provisions of the Senior Convertible Note, to be $1,963,933. While the Company records a derivative liability at each reporting period for the amount contingently payable to the Holder under the Alternate Conversion make-whole provision, a strict application of the formula in the Senior Convertible Note indicates the cash liability to the Holder may be materially higher than the derivative liability. A calculation of the cash liability due to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note indicated a cash liability of approximately $1,862,000,000 at March 31, 2023. The derivative liability amount recognized by the Company for its obligation to the Holder under the Alternate Conversion make-whole provision of the Senior Convertible Note is subject to material fluctuation at each reporting date. The output of the Monte Carlo model that is used to estimate the fair value of the derivative liability will fluctuate based on the Company’s share price, market capitalization, estimated enterprise value, and the Company’s estimate of credit and non-performance risk. Due to the conversion to the Series C Preferred Stock the derivative liability has been eliminated subsequent to March 31, 2023.

Until April 28, 2023, and the conversion of the Senior Convertible Note into the Series C Preferred Stock, under the Senior Convertible Note, and consistent with the Old Senior Convertible Note, the Company was subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company was also subject to certain financial debt covenants relating to available cash, minimum annual revenues, ratio of debt to market capitalization and minimum cash flow.

At March 31, 2023, prior to the conversion of the Senior Convertible Note into the Series C Preferred Stock, the Company was in default under the terms of the Senior Convertible Note. The Senior Convertible Note was to mature in less than 12 months from March 31, 2023, and the Company has continued to recognize its obligation under the Senior Convertible Note as a current liability in the unaudited condensed consolidated balance sheet.

The Old Senior Convertible Note was issued by the Company to the Holder on June 2, 2021 in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000 for an aggregate principal. The Old Senior Convertible Note was issued with 20,000 Series A Warrants and 20,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method until extinguishment. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the unaudited condensed consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants. The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $1,750.00 per share. The conversion amounts were calculated as the principal balance identified for conversion plus the Premium on Principal.

Prior to the default, it was previously determined that the Company was not in compliance with the Old Senior Convertible Note covenants at September 30, 2021 and subsequent reporting dates. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 2,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Old Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Old Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and 15% premium payable that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Old Senior Convertible Note had converted the full principal amount of $7,500,000 into 25,145 shares of Common Stock. As a result of these conversions of principal, the Company recorded a loss on conversion of Senior Convertible Notes of $5,999,662 in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022. The Company has further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the Senior Convertible Note. This resulted in the recognition of a loss on extinguishment of the Senior Convertible Note of $28,478,804 for the nine months ended March 31, 2022 in the unaudited condensed consolidated statement of operations.

The Company previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (Note 14). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss), net, in the unaudited condensed consolidated statement of operations for the nine months ended March 31, 2022 and this was added to the Senior Convertible Note as part of the Amendment as of March 31, 2022. As of June 30, 2022 the amount was recorded in accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet.

Make-Whole Derivative Liability

The Senior Convertible Note agreement included a provision that should both the Company be in breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $218.32, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. At March 31, 2023, prior to the conversion of the Senior Convertible Note into the Series C Preferred Stock, the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the Holder of the Old Senior Convertible Note for breach of covenants, as well as a waiver for breach of covenants through March 30, 2022 under the Senior Convertible Note, the Company was unable to comply with the debt covenants under the Senior Convertible Note or otherwise obtain a debt waiver from March 31, 2022 through the nine months ended March 31, 2023 and subsequent to the period end until April 28, 2023 the date of conversion of the Senior Convertible Note into the Series C Preferred Stock. As a result, the make-whole provision in the Senior Convertible Note agreement was determined to represent an obligation of the Company at March 31, 2023 under the terms of the Senior Convertible Note.

The make-whole provision in the Senior Convertible Note was a derivative liability. The Company’s obligation to make a payment under the make-whole provision was previously assessed as remote with an immaterial fair value. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price. At March 31, 2023, the Company had been unable to complete an agreement to restructure the terms and covenants of the Senior Convertible Note. The stock price further continued to trade materially below the Conversion Floor Price and the Company had also been unable to secure a debt waiver. The fair value of the derivative liability at March 31, 2023 was determined using a Monte Carlo valuation model. See Note 17 for further discussion of the fair value determined for the derivative liability.

At March 31, 2023, the Company estimated that it would be required to issue up to 72,875 shares of Common Stock under the Alternate Conversion provisions of the Senior Convertible Note. The Company further estimated the derivative liability to the Holder to be $1,963,933 and $9,399,620 at March 31, 2023 and June 30, 2022, respectively, which is included in the derivative liability in the unaudited condensed consolidated balance sheets and the gain or loss was recorded in the change in fair value of derivative liability in the unaudited condensed consolidated statements of operations. The make-whole cash liability calculated under the terms of the note of approximately $1,862,000,000 was materially higher than the fair value of $1,963,933 determined as of March 31, 2023 and considers the difference in the market price of the Company’s shares and a floor price of $218.32 multiplied by a number of shares that is based on the outstanding principal and the market price of the Company’s Common Stock at March 31, 2023. The calculated make-whole liability may differ materially from the amount at which the Company may be required to pay under the Senior Convertible Note. Due to the April 28, 2023, conversion of the Senior Convertible Note into the Series C Preferred Stock the $1,963,933 derivative liability has been eliminated.

Warrants

September 2022 Warrants

On September 19, 2022, the Company completed the September 2022 Offering, an equity offering in which it sold 300,000 units at $25.00 consisting of one share of Common Stock and one warrant for a total of 300,000 September 2022 Warrants with an exercise price of $25.00. The Company also sold a further 36,000 September 2022 Warrants in an overallotment with an exercise price of $25.00 issued to the underwriters of the offering on September 19, 2022.

The September 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $25.00. The September 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The warrants are not callable by the Company.

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On March 31, 2023, the Company determined the total fair value of the September 2022 Warrants to be $702,239. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023 was $1,565,215 and $4,584,049, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

March 2022 Warrants

On March 2, 2022, the Company completed the March 2022 Offering, an equity offering in which it sold 150,000 units at $100.00 consisting of one share of Common Stock and one warrant for a total of 150,000 March 2022 Warrants with an exercise price of $100.00. The Company also sold a further 22,500 March 2022 Warrants in an overallotment with an exercise price of $100.00 issued to the underwriters of the offering on April 1, 2022.

The March 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $100.00. The March 2022 Warrants are callable by the Company should the volume weighted average share price of the Company exceed $300.00 for each of 20 consecutive trading days following the date such warrants become eligible for exercise. The March 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On June 30, 2022 the Company determined the total fair value of the March 2022 Warrants to be $2,070,000. On March 31, 2023, the Company determined the total fair value of the March 2022 Warrants to be $341,550. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months and nine months ended March 31, 2023, was an increase of $169,050 and a decrease of $1,728,450, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months and nine months ended March 31, 2022 was a decrease of $5,503,500 for both periods. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 20,000 Series A Warrants and 20,000 Series B Warrants to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note, the Note to Preferred Stock Exchange Agreement (Note 20) and conversion to the Series C Convertible Preferred Stock (Note 20) did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $1,750.00. The Series B Warrants may only be exercised to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. As a result, for each share of Common Stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant will vest and be eligible for exercise at an exercise price of $1,750.00. The Series A Warrants and Series B Warrants are callable by the Company should the volume weighted average share price of the Company exceed $3,250.00 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants and Series B Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $122,730, with a fair value of $117,340 determined for the Series A Warrants, and a fair value of $5,390 and determined for the Series B Warrants. At March 31, 2023, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $0. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2023 was a decrease of $16,776 and $122,730, respectively, and for the three and nine months ended March 31, 2022 was a decrease of $2,677,898 and $32,986,240, respectively. See Note 16 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

Components of Long-Term Debt, including Senior Convertible Note

The components of the Company’s long-term debt, including the Senior Convertible Note follows:

	March 31, 2023	June 30, 2022
Current portion of long-term debt, including the senior convertible note	$15,935,723	$35,139,538
Total	$15,935,723	$35,139,538

Note 12 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in Common Stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of Common Stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement terminated. For the three and nine months ended March 31, 2021, the Company recorded $0 and $424,893 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of March 31, 2023 or June 30, 2022.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 500 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 100 shares of Common Stock on each annual anniversary date. As of March 31, 2023, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 100 shares of Common Stock payable each year through the year ended June 30, 2030. During each of the three and nine months ended March 31, 2023 and 2022, the Company recorded $334,890 and $1,019,556, respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There was $1,019,556 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of March 31, 2023 and no amounts outstanding as of June 30, 2022. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 1,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 1,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of March 31, 2023, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three and nine months ended March 31, 2023, the Company recorded $146,840 and $963,023 respectively, and during the three and nine months ended March 31, 2022, the Company recorded $1,090,523 and $3,905,728, respectively, in sales and marketing expense for these arrangements. As of March 31, 2023, the commitments under these agreements are estimated at $549,988 for the remainder of the year ended June 30, 2023, $433,612 for the year ended June 30, 2024, $217,730 for year ended June 30, 2025, and $149,913 for the year ended June 30, 2026.

Contingencies

On December 23, 2022, Grant Johnson resigned from the Board. Mr. Johnson resigned following his termination for cause, by the Board, from his position as Chairman and Chief Executive Officer of the Company, effective December 3, 2022. As a result, Mr. Johnson is no longer an officer or director of the Company.

On January 6, 2023, Mr. Johnson, filed a lawsuit in the United States District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 as well as 2,000 shares of our common stock, plus attorney’s fees.

On February 28, 2023, Mr. Johnson filed an amended complaint to amend his original claim and to add an alleged defamation claim. On March 14, 2023, the Company filed its Pre-Motion Letter requesting that the claim be dismissed and on March 15, 2023, Mr. Johnson filed a letter to the Court requesting that the claim not be dismissed. On May 4th a Rule 16 conference took place and the Company decided not to move forward with the motion to dismiss and is preparing documents for the discovery phase and a response to the Plaintiff’s statement of claim as well as a counterclaim.

The Company believes the claims are without merit and intends to defend against the claims vigorously. The case is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY).

During October 2022, the Company entered into an amendment to the Bethard SPA where it agreed to pay €6,535,753 (equivalent to $6,891,782 using exchange rates at February 24, 2023 the date of disposal of the Bethard Business) through installments equal to 12% of net gaming revenue until the Company has paid the balance or the Company spends €13,120,000 in marketing costs (equivalent to $13,834,699 using exchange rates at February 24, 2023 the date of disposal of the Bethard Business). On February 24, 2023, the contingent liability was settled as part of the disposal of the Bethard Business. As of June 30, 2022 the Company has estimated the present value of the amount owed to be $3,328,361. During the three and nine months ended March 31, 2023, the Company recognized a loss of $0 and $2,864,551, and during the three and nine months ended March 31, 2022, the Company recognized a gain of $99,247 and $1,950,693, respectively, in the change in fair value of contingent consideration in the unaudited condensed consolidated statement of operations.

Since the acquisition of the Argyll UK EEG iGaming business on July 31, 2020, the Company has responded to periodic requests for information from the UK Gambling Commission (the “UKGC”) in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Board determined that the Company’s wholly-owned subsidiary Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3,288,060 in loss on disposal of businesses in the unaudited condensed consolidated statement of operations.

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

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded for loss contingencies as of March 31, 2023 or June 30, 2022. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 13 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, Flip Sports Limited (“FLIP”), EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Argyll (until November 30, 2022 when no further bets were taken as part of the winding down of the Argyll operations), EGL Lucky Dino and Bethard (until February 2023 when the operations of Bethard were sold (Note 18)), have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of FLIP, GGC and Helix (until June 10, 2022 when the Helix Game Centers were disposed) principally service customers in the United States.

A disaggregation of revenue by type of service for the three and nine months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
Online betting and casino revenues	$3,437,387	$14,590,447	$17,571,219	$41,692,731
Esports and other revenues	738,607	1,109,140	2,619,444	4,946,194
Total	$4,175,994	$15,699,587	$20,190,663	$46,638,925

A summary of revenue by geography for the three and nine months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022
United States	$510,874	$1,046,639	$1,905,255	$4,255,482
International	3,665,120	14,652,948	18,285,408	42,383,443
Total	$4,175,994	$15,699,587	$20,190,663	$46,638,925

A summary of long-lived assets by geography is as follows:

	March 31, 2023	June 30, 2022
United States	$5,316,004	$8,271,360
International	13,670,202	46,620,831
Total	$18,986,206	$54,892,191

Note 14 – 10% Series A Cumulative Redeemable Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock. On November 10, 2021, the Company designated 1,725,000 shares of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock, with a par value of $0.001 per share and liquidation value of $11.00. On November 11, 2021, the Company announced that it priced an underwritten public offering of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock in the first series issuance of preferred stock, of which 800,000 shares were issued at $10 a share on November 16, 2021 for total gross proceeds of $8,000,000, before deducting underwriting discounts and other estimated offering expenses. Net proceeds from the sale, after deducting issuance costs totaled $7,265,000.

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

Dividends

Dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock accrue daily and are cumulative from the date of issuance. The dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are payable monthly in arrears on the last day of each calendar month, when, as and if declared by the Board, at the rate of 10.0% per annum. In the event the dividends are not paid in cash, the dividends shall continue to accrue at a dividend rate of 10.0%.

Redemption and Liquidation

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is also redeemable, at the option of the Board, in whole or in part, at any time on or after January 1, 2023.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock includes a change of control put option which allows the holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock to require the Company to repurchase such holders’ shares in cash in an amount equal to the initial purchase price plus accrued dividends.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is contingently redeemable upon certain deemed liquidation events, such as a change in control. Because a deemed liquidation event could constitute a redemption event outside of the Company’s control, all shares of preferred stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets. The instrument is initially recognized at fair value net of issuance costs. The Company reassesses whether the 10% Series A Cumulative Redeemable Convertible Preferred Stock is currently redeemable, or probable to become redeemable in the future, as of each reporting date. If the instrument meets either of these criteria, the Company will accrete the carrying value to the redemption value. The 10% Series A Cumulative Redeemable Convertible Preferred Stock has not been adjusted to its redemption amount as of March 31, 2023 because a deemed liquidation event is not considered probable.

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

Voting Rights

The holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock will not have any voting rights, except whenever dividends on any share of any series of preferred stock (“Applicable Preferred Stock”) have not been paid in an aggregate amount equal to four monthly dividends on the shares, the holders of the Applicable Preferred Stock will have the exclusive and special right, voting separately as a class and without regard to series, to elect at an annual meeting of shareholders or special meeting held in place of it one member of the Board, until all arrearages in dividends and dividends in full for the current monthly period have been paid.

Note 15 – Series B Redeemable Preferred Stock

On December 20, 2022, the Company entered into a Subscription and Investment Representation Agreement with a member of management, the Interim Chief Financial Officer of the Company, pursuant to which the Company agreed to issue and sell one hundred (100) shares of the Company’s Series B Preferred Stock, par value $0.001 per share, for $10 per share in cash. The sale closed on December 21, 2022.

On December 21, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of Series B Preferred Stock. The Certificate of Designation provided that one hundred (100) shares of Series B Preferred Stock will have 25,000,000 votes each and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock was voted, without action by the holder, on the reverse stock split proposal at our 2022 Annual Meeting on January 26, 2023, in the same proportion as shares of common stock were voted. The Series B Preferred Stock otherwise had no voting rights except as otherwise required by the Nevada Revised Statutes. The reverse stock split proposal was approved during the 2022 Annual Meeting.

Conversion

The Series B Preferred Stock was not convertible.

Dividends

The holder of Series B Preferred Stock, as such, was not entitled to receive dividends or distributions of any kind.

Voting Rights

Except as otherwise provided by the Company’s Amended and Restated Articles of Incorporation or required by law, the holder of Series B Preferred Stock had no voting rights, except that the holder of Series B Preferred Stock had the right to vote on any resolution or proposal presented to the stockholders of the Company to approve a decrease in the number of the Company’s issued and outstanding shares of Common Stock, or reverse stock split of such issued and outstanding shares, within a range as determined by the Board in accordance with the terms of such amendment (the “Reverse Stock Split Proposal”), or as otherwise required by the Nevada Revised Statutes. The outstanding shares of Series B Preferred Stock had 25,000,000 votes per share. The outstanding shares of Series B Preferred Stock voted together with the outstanding shares of Common Stock, par value $0.001 per share of Common Stock of the Company as a single class exclusively with respect to the Reverse Stock Split Proposal and was not entitled to vote on any other matter except to the extent required under the Nevada Revised Statutes.

The shares of Series B Preferred Stock was voted, without action by the holder, on the Reverse Stock Split Proposal in the same proportion as shares of Common Stock were voted (excluding any shares of Common Stock that were not voted), or otherwise, or which are counted as abstentions or broker non-votes) on the Reverse Stock Split Proposal (and, for purposes of clarity, such voting rights did not apply on any other resolution presented to the stockholders of the Company).

Liquidation

The Series B Preferred Stock had no rights as to any distribution of assets of the Company for any reason, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, and did not affect the liquidation or distribution rights of holders of any other outstanding series of preferred stock of the Company, if any.

Redemption

The outstanding shares of Series B Preferred Stock were to be redeemed in whole, but not in part, at any time (i) if such redemption was ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically upon the stockholder approval of the Reverse Stock Split Proposal. As used herein, the “Redemption Time” meant the effective time of the redemption.

Each share of Series B Preferred Stock redeemed in the redemption was to be redeemed in consideration for the right to receive an amount equal to $10 in cash (the “Redemption Price”) for each share of Series B Preferred Stock that was owned of record as of immediately prior to the applicable effective time of the redemption and redeemed pursuant to the Redemption, payable upon the applicable effective time of the redemption.

From and after the time at which the shares of Series B Preferred Stock was called for redemption (whether automatically or otherwise) in accordance with the above, such shares of Series B Preferred Stock were to cease to be outstanding, and the only right of the former holder of such shares of Series B Preferred Stock, as such, was to receive the applicable Redemption Price. The shares of Series B Preferred Stock redeemed by the Company were to be automatically retired and restored to the status of authorized but unissued shares of preferred stock, upon such redemption. Notice of a meeting of the Company’s stockholders for the submission to such stockholders of any proposal to approve the Reverse Stock Split constitutes notice of the redemption of shares of Series B Preferred Stock and results in the automatic redemption of the shares of Series B Preferred Stock at the effective time of the redemption pursuant to the above. In connection with the issuance of the Series B Preferred Stock, the Company set apart funds for payment for the redemption of the shares of Series B Preferred Stock. Pursuant to the terms of the Preferred Stock, the outstanding shares of Preferred Stock were redeemed in whole following the effectiveness of stockholder approval of the reverse stock split proposal at the Company’s 2022 annual meeting held on January 26, 2023. The holder of the Preferred Stock received consideration of $10 per share in cash, or $1,000 in the aggregate, on February 10, 2023.

The Series B Preferred Stock was not mandatorily redeemable, but rather was only contingently redeemable, and given that the redemption events were not certain to occur, the shares were not accounted for as a liability. As the Series B Redeemable Preferred Stock was contingently redeemable on events outside of the control of the Company, all shares of Series B Cumulative Redeemable Preferred Stock have been presented outside of permanent equity in mezzanine equity on the unaudited condensed consolidated balance sheets.

Note 16 – Equity

Common Stock

The authorized capital stock of the Company consists of 500,000,000 shares of Common Stock at a par value of $0.001 per share.

Dividend Rights

Subject to the prior or equal rights of holders of all classes of stock at the time outstanding having prior or equal rights as to dividends, the holders of the Company’s Common Stock may receive dividends out of funds legally available if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. The Company has not paid any dividends on the Company’s Common Stock and do not contemplate doing so in the foreseeable future.

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

The following is a summary of common stock issuances for the nine months ended March 31, 2023:

●	During the nine months ended March 31, 2023, as part of the September 2022 Offering, the Company sold 300,000 units at $25.00, consisting of one share of Common Stock and one warrant with an exercise price of $25.00, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,927 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (Note 11).

●	During the nine months ended March 31, 2023, on December 21, 2022, the Company closed an offering (the “Registered Direct Offering”) in which it sold: (a) 70,650 shares of Common Stock to the Holder (the “Registered Direct Shares”) and (b) Pre-funded Warrants to purchase 178,500 shares of our common stock at a price of $9.37 per warrant (the “Pre-funded Warrants”), directly to the Holder, with all but $0.10 per warrant prepaid to the Company at the closing. The Company recorded the issuance of these shares at a fair value of $2,316,686 comprised of $2,316,686 of cash received from the offering equal to the gross proceeds, net of $170,001 issuance costs, $2,146,685. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. The Holder redeemed all 178,500 Pre-funded warrants for additional net proceeds of $17,850.

●	During the nine months ended March 31, 2023, the Company and the Holder of our Senior Convertible Note effected debt for equity exchanges under the Senior Convertible Note of $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions.

●	During the nine months ended March 31, 2023, in connection with his appointment as Chief Executive Officer, the Company granted the Chief Executive Officer, Mr. Igelman, an award of 25,000 shares of common stock at a price of $7.36 per share.

●	During the nine months ended March 31, 2023, in connection with the Reverse Stock Split, the Company issued 36,781 shares of common stock at par value.

The following is a summary of common stock issuances for the nine months ended March 31, 2022:

●	During the nine months ended March 31, 2022, as part of the March 2022 Offering, the Company sold 150,000 units at $100.00, consisting of one share of common stock and one warrant with an exercise price of $100.00, for gross proceeds of $150,000. The Company recorded the issuance of these shares at a fair value of $4,051,500 comprised of $13,605,000 of cash received from the offering equal to the gross proceeds net of $1,395,000 issuance costs, and net of the fair value of the warrant liability calculated on issuance of $9,553,500.

●	During the nine months ended March 31, 2022, the Company issued 1,326 shares of common stock for services with a weighted average fair value of $469.52 per share.

●	During the nine months ended March 31, 2022, the Company issued 140 shares of common stock from the exercise of stock options with a weighted average exercise price of $482.00 per share or $67,479 in the aggregate.

●	During the nine months ended March 31, 2022, the Company issued 11,658 shares of common stock, with aggregate proceeds of $4,005,267, or $3,885,109 net of issuance costs, and a weighted average exercise price of $343.56, under its ATM program (see below).

●	During the nine months ended March 31, 2022, the holder of the Senior Convertible Note converted an aggregate conversion value of $10,652,648 into 25,144 shares of common stock, with a weighted average conversion price of $423.67.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of Common Stock. The shares were being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were no shares sold under the ATM for the three and nine months ended March 31, 2023 and 11,658 shares sold under the ATM during the year ended June 30, 2022 for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022. At this time, the Company does not plan to sign a new ATM agreement.

Common Stock Warrants

On December 21, 2022, the Company entered into a securities purchase agreement with an institutional investor. The offering included (a) 70,650 Registered Direct Shares and (b) 178,500 shares of our common stock at a price of $9.37 per Pre-Funded Warrant, directly to such investor, with all but $0.10 per warrant prepaid to the Company at the closing of the offering. The exercise price of each Pre-funded Warrant is $0.10 per share of common stock. The Holder redeemed all 178,500 Pre-funded warrants during the nine months ended March 31, 2023 for net proceeds of $17,850.

On September 19, 2022, the Company closed the September 2022 Offering, in which it sold 300,000 units at $25.00 consisting of one share of Common Stock and one September 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 300,000 September 2022 Warrants at an exercise price of $25.00. On the offering date the underwriters of the September 2022 Offering exercised the over-allotment option to purchase 36,000 additional September 2022 Warrants to purchase shares at a price of $1.00 per warrant. The Company received net proceeds of $36,000. There were no September 2022 Warrants exercised during the nine months ended March 31, 2023 and all September 2022 Warrants were outstanding as of March 31, 2023. The September 2022 Warrants expire on September 19, 2027.

On March 2, 2022, the Company closed the March 2022 Offering, in which it sold 150,000 units at $100.00 consisting of one share of Common Stock and one March 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 150,000 March 2022 Warrants at an exercise price of $100.00. On April 1, 2022, the underwriters of the March 2022 Offering exercised the over-allotment option to purchase 22,500 additional March 2022 Warrants to purchase shares at a price of $1.00 per warrant. The Company received net proceeds of $20,925. There were no March 2022 Warrants exercised during the nine months ended March 31, 2023 and all March 2022 Warrants were outstanding as of March 31, 2023. The March 2022 Warrants expire on March 2, 2027.

On June 2, 2021, the Company issued 20,000 Series A Warrants and 20,000 Series B Warrants with an exercise price of $1,750.00 per share to the Holder of the Senior Convertible Note. There were no Series A Warrants exercised during the nine months ended March 31, 2022. At March 31, 2023, the Series B Warrants are exercisable to the extent the Company has redeemed the principal under the Senior Convertible Note. The Series A Warrants expire on June 2, 2025 and the Series B Warrants expire on June 2, 2023.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 19,800 units consisting of one share of Common Stock and one Unit A Warrant and one Unit B Warrant, for a total of 39,600 warrants, with each warrant entitling the holder to purchase one share of Common Stock priced at $425 per share. The Company issued an additional 2,094 Unit A Warrants and 2,094 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of Common Stock at $1.00 per share. There were 11,368 Unit A Warrants outstanding on March 31, 2023. The Unit A Warrants expire on April 14, 2025. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at March 31, 2023.

In connection with the April 2020 Offering the Company also issued 12,172 shares of Common Stock and 24,345 warrants (“Conversion Warrants”) to purchase one share of Common Stock at $425 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 406 Unit A Conversion Warrants outstanding at March 31, 2023. The Unit B Conversion Warrants have been fully exercised for shares of Common Stock.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2021	53,506	$1,418.98	3.14	8,743,588
Issued	172,500	100.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	226,006	$412.26	4.07	-
Issued	336,000	25.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding September 30, 2022	562,006	$180.73	4.51	-
Issued	178,500	0.10
Exercised	(65,660)	0.10
Forfeited or cancelled	-	-
Outstanding December 31, 2022	674,846	$150.53	4.38	-
Issued	-	-
Exercised	(112,840)	0.10
Forfeited or cancelled	-	-
Outstanding March 31, 2023	562,006	$180.73	4.01	-

Common Stock Options

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 15,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 2,340 shares. At March 31, 2023, there was a maximum of 22,019 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of March 31, 2022, there were 14,695 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, separate from the 2020 Plan, the Company issued an award of 25,000 time-based stock options to the Chief Executive Officer with an exercise price of $7.70 per option. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	4,747	$549.29
Granted	11,202	671.00
Exercised	(140)	482.00
Cancelled	(4,704)	653.64
Outstanding, June 30, 2022	11,105	$628.71
Granted	-	-
Exercised	-	-
Cancelled	(3,470)	656.38
Outstanding, December 31, 2022	7,635	$625.06
Granted	25,000	7.70
Exercised	-	-
Cancelled	(311)	628.39
Outstanding, March 31, 2023	32,324	149.52

As of March 31, 2023, the weighted average remaining life of the options outstanding was 4.45 years. There are 32,324 options exercisable at March 31, 2023, with a weighted average exercise price of $149.52. As of March 31, 2023, there was $63,234 remaining unamortized stock compensation for Chief Executive Officer’s stock options that will be recognized over the next nine months.

Stock Based Compensation

During the three and nine months ended March 31, 2023 the Company recorded stock-based compensation expense of $21,079 and $1,127,070, respectively, and during the three and nine months ended March 31, 2022 the Company recorded stock-based compensation expense of $1,346,502 and $3,958,275, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, other than the amounts related to the Chief Executive Officer’s stock options of $63,234, there was no remaining unamortized stock compensation for stock options. Other than the 25,000 options granted to the Chief Executive Officer on January 3, 2023, no other options were granted during the nine months ended March 31, 2023.

Note 17 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Liability for the September 2022 Warrants (Note 11)	$702,239	$-	$-	$702,239
Liability for the March 2022 Warrants (Note 11)	$341,550	$341,550	$-	$-
Derivative liability on Senior Convertible Note (Note 2, Note 11 and Note 20)	$1,963,933	$-	$-	$1,963,933

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 12)	$3,328,361	$-	$-	$3,328,361
Liability for the March 2022 Warrants (Note 11)	$2,070,000	$2,070,000	$-	$-
Liability for the Series A and Series B Warrants (Note 11)	$122,730	$-	$-	$122,730
Derivative liability on Senior Convertible Note (Note 2, Note 11 and Note 20)	$9,399,620	$-	$-	$9,399,620

A summary of the changes in Level 3 financial instruments for the nine months ended March 31, 2023 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2022	$122,730	$3,328,361	$9,399,620
Fair value of the September 2022 Warrants (Note 11)	5,286,288	-	-
Change in fair value of September 2022 Warrants (Note 11)	(1,482,103)	-	-
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 11)	(105,953)	-	-
Change in fair value of Bethard contingent consideration liability (Note 12)	-	(179,468)	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2, Note 11 and Note 20)	-	-	(274,864)
Balance at September 30, 2022	3,820,962	3,148,893	9,124,756
Change in fair value of September 2022 Warrants (Note 11)	(1,536,732)	-	-
Loss (gain) on Bethard contingent consideration liability (Note 12)	-	3,044,019	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2, Note 11 and Note 20)	-	-	(8,324,802)
Balance at December 31, 2022	$2,284,230	6,192,912	799,954
Change in fair value of September 2022 Warrants (Note 11)	(1,565,215)	-	-
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 11)	(16,776)		-
Loss (gain) on Bethard contingent consideration liability (Note 12)[1]	-	(6,192,912)	-
Change in the fair value of the derivative liability on Senior Convertible Note (Note 2, Note 11 and Note 20)	-	-	1,163,979
Balance at March 31, 2023	$702,239	-	1,963,933

[1]	The gain on the Bethard contingent consideration was recorded as part of the total loss of disposal of the Bethard Business (Note 18).

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 11). The September 2022 Warrants were valued using a Black Scholes valuation model on issuance at September 19, 2022 and for the warrants outstanding at March 31, 2023 with the following assumptions:

	March 31, 2023	September 19, 2022
Contractual term, in years	5.00	5.00
Expected volatility	153%	167%
Risk-free interest rate	3.66%	3.69%
Dividend yield	-	-
Conversion / exercise price	$25.00	$25.00

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 11). The March 2022 Warrants outstanding at December 31, 2022 and June 30, 2022 were valued using the following assumptions:

	March 31, 2023	June 30, 2022
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$1.98	$12.00

The Series A and Series B Warrants outstanding at March 31, 2023 and June 30, 2022 are callable by the Company if certain criteria are met (Note 11) and were valued using a Monte Carlo valuation model with the following assumptions:

	March 31, 2023	June 30, 2022
Contractual term, in years	2.00 – 4.00	2.00 – 4.00
Expected volatility	142-145%	125% – 133%
Risk-free interest rate	4.02-4.79%	2.75% – 2.98%
Dividend yield	-	-
Conversion / exercise price	$1,750.00	$1,750.00

The value of the derivative liability on the Senior Convertible Note at March 31, 2023 and June 30, 2022 was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets less goodwill and an estimate of the Company’s total enterprise value with the following valuation assumptions:

	March 31, 2023	June 30, 2022
Contractual term remaining, in years	0.17	0.92
Expected volatility	145.23%	137.11%
De-leveraged volatility	51.02%	62.88%
Risk-free interest rate	4.69%	2.72
Dividend yield	—	—
Conversion / exercise price	$218.32	$218.32

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The cash liability calculated under the terms of the Senior Convertible Note of approximately $1,862,000,000 is materially higher than the fair value of the derivative liability of $1,963,933 calculated at March 31, 2023. The derivative was eliminated on the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock (Note 20), that occurred on April 28, 2023.

The following is information relative to the Company’s derivative instruments in the unaudited condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2023	June 30, 2022
Derivative liability on Senior Convertible Note (Note 2 and 11)	Derivative liability	$1,963,933	$9,399,620

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

Derivatives Not	Location of Gain or (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Designated as Hedging	Recognized in Income on	Three months ended March 31,		Nine months ended March 31,
Instruments	Derivatives	2023	2022	2023	2022
Derivative liability on Senior Convertible Note (Note 2 and 11)	Change in fair value of derivative liability on Senior Convertible Note	$(1,163,979)	$(20,573,051)	$7,435,687	$(22,055,672)

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

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. During the nine months ended March 31, 2022, the Company recognized asset impairment charges to the goodwill of the EEG iGaming Malta reporting unit in the EEG iGaming segment, and to the goodwill of the GGC reporting unit in the EEG Games segment (Note 6).

Note 18 – Loss on Disposal of Businesses, net

Sale of Spanish iGaming Operations

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license. The Company received approximately $1,200,000 in proceeds and $1,000,000 in cash from the return of a deposit held with the Spanish regulator. Sixty-five percent (65%) of the proceeds and cash received were remitted to the Holder as required. The Company recognized a gain on disposal of the Spanish iGaming operations of $1,114,992 in Loss on disposal of businesses, net in the unaudited condensed consolidated statement of operations.

Sale of Bethard Business

On February 24, 2023, (the “Bethard Closing Date”), the Company, pursuant to a stock purchase agreement (the “Purchase Agreement”) dated February 14, 2023 with Gameday Group PLC, a Malta company (“Purchaser”), completed the divestiture of Prozone Limited, a Malta company containing the online casino and sportsbook business, including the Bethard brand (the “Bethard Business”), that is licensed in Malta and Sweden (together, the sale of Prozone Limited with the Bethard Business herein referred to as the “Sale of the Bethard Business”). The purchase consideration was determined by the Company to be $8,090,965 comprised of cash received on the Bethard Closing Date of €1,650,000 ($1,739,882 using exchange rates in effect on the Bethard Closing Date), holdback consideration, of €150,000 ($158,171 using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of €5,872,989 ($6,192,912 using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021. The Purchaser further assumed net working capital of the Bethard Business consisting primarily of accounts payable and accrued liabilities estimated to be €1,238,552 ($1,306,021 using exchange rates at the Bethard Closing Date). The Company recognized a loss on disposal of the Bethard Business of $8,601,414 in Loss on disposal of businesses, net in the unaudited condensed consolidated statement of operations.

On February 16, 2023, the Company entered into the Amendment with the Holder as a condition to the closing of the sale of the Bethard Business. The Amendment required the Company to deposit 50% of the proceeds from the Sale of the Bethard Business in a bank account in favor of the Holder. The Amendment also required the Company to deposit 50% of the proceeds of any permitted future sale of assets or any subsequent debt or equity offer or sale (a “Securities Transaction”) and 100% of the proceeds of any additional indebtedness incurred in the future, into such bank account in favor of the Holder, or, at the option of the Holder, redeem amounts under the Senior Convertible Note using such proceeds. 50% of the proceeds received from the Sale of Bethard, or €825,000 ($869,941 using exchange rates in effect on the Closing Date) was deposited into a bank account in favor of the Holder and recorded in Restricted Cash on the unaudited condensed consolidated balance sheet.

The Amendment also modified the Senior Convertible Note to increase the principal balance by $2,950,010, for fees of $450,010 and converted accrued liabilities of $2,500,000. The Amendment further provided for a voluntary reduction in the Conversion Price (as defined in the Senior Convertible Note) when, among other things, the Company issued or was deemed to issue common stock in a future registered offering at a price below the Conversion Price then in effect, to the lower issuance price in such offering, subject to certain exceptions. The Amendment also provided rights to the Holder to participate in future Securities Transactions for a period of two years from the later of the date of the Amendment and the date that no payment amounts due to the Holder remain outstanding.

Closure of Argyll

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Board determined that the Company’s wholly-owned subsidiary Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3,288,060 in loss on disposal of businesses, net in the unaudited condensed consolidated statement of operations.

Note 19 – Segment Information

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

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022

Net Revenue
EEG iGaming segment	$3,437,387	$14,590,447	$17,571,219	$41,692,731
EEG Games segment	$738,607	$1,109,140	$2,619,444	$4,946,194

Total	$4,175,994	$15,699,587	$20,190,663	$46,638,925

Adjusted EBITDA
EEG iGaming segment	$(954,581)	$(1,736,531)	$(2,566,714)	$(5,590,343)
EEG Games segment	$(701,767)	$(1,765,436)	$(1,810,305)	$(3,487,751)
Other(1)	$(1,864,276)	$(3,791,162)	$(5,823,540)	$(9,296,739)
Total Adjusted EBITDA	$(3,520,624)	$(7,293,129)	$(10,200,559)	$(18,374,833)

Adjusted for:
Interest expense	$(460,914)	$(611,021)	$(2,490,696)	$(5,368,933)
Loss on disposal of businesses	$(4,198,362)	$-	$(4,198,362)	$-
Asset impairment charges	$-	$(38,629,310)	$(16,135,000)	$(38,629,310)
Gain on termination of lease	$799,901	$-	$799,901	$-
Loss on conversion of senior convertible note	$-	$-	$-	$(5,999,662)
Loss on extinguishment of senior convertible note	$(3,616,372)	$-	(3,616,372)	$(28,478,804)
Change in fair value of derivative liability	$(1,163,979)	$(20,573,051)	$7,435,687	$(22,055,672)
Change in fair value of warrant liability	$1,412,941	$8,181,398	$6,435,229	$28,641,920
Change in fair value of contingent consideration	$-	$99,247	$(2,864,551)	$1,950,693
Other non-operating income (loss), net	$(551,921)	$(39,440)	$(19,085)	$(1,391,855)
Depreciation and amortization	$(1,658,020)	$(3,125,223)	$(5,408,467)	$(9,555,184)
Right of use asset amortization	$(31,170)	$(218,502)	$(69,597)	$(471,007)
Stock-based Compensation	$(205,079)	$(1,346,502)	$(1,127,070)	$(3,958,275)
Cost of acquisition	$-	$(13,531)	(35,930)	$(269,013)
Income tax benefit (expense)	$(376)	$(431)	$(376)	$5,503,430
Net loss	$(13,193,975)	$(63,569,495)	$(31,495,248)	$(98,456,505)

(1)	Other comprises of corporate and overhead costs.
(2)	The Company has no intersegment revenues or costs and thus no eliminations required.
(3)	The Company defines Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 20 – Subsequent Events

Series C Convertible Preferred Stock

On April 19, 2023, the Company entered into an agreement with the Holder (the “Note to Preferred Stock Exchange Agreement”) to convert the $15,230,024 in aggregate principal amount of the Senior Convertible Note outstanding into the new Series C Convertible Preferred Stock as part of the Company’s approved plan of compliance with the Nasdaq Listing Rules.

Prior to the conversion into the new Series C Convertible Preferred Stock, the Company redeemed $679,976 of the $15,910,000 previously outstanding on the Senior Convertible Note following the Exchanges and the impact of the Amendment and Exchanges, using funds from the Sale of the Bethard Business deposited in a bank account in favor of the Holder. On April 19, 2023, using these funds, the Company paid $750,000 to the Holder to redeem the $679,976 and settle the related redemption premium of $51,450 and accrued interest of $168,574, with the additional $150,000 paid on May 1, 2023.

On May 8, 2023, the Holder converted 129 shares of Series C Convertible Preferred Stock into 77,273 shares of Common Stock for an aggregate amount of $132,583. The number of shares of Series C Convertible Preferred Stock was reduced to 15,101 and the Common Stock outstanding increased to 3,339,576 subsequent to this conversion.

The terms and provisions of the Series C Convertible Preferred Stock were set forth in a Series C Convertible Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), filed and effective with the Secretary of State of the State of Nevada in connection with the closing on April 28, 2023. The transactions contemplated by the Note to Preferred Stock Exchange Agreement and the Series C Certificate of Designations were approved by our Board.

The exchange of the Senior Convertible Note into the Series C Convertible Preferred Stock extinguished the Senior Convertible Note and the related debt liability outstanding of $15,230,024 and eliminated the related derivative liability that had a fair value of $1,963,933 ($1,862,000,000 approximate cash liability, as of March 31, 2023, calculated under the terms of the Senior Convertible Note), as of March 31, 2023.

The Series C Certificate of Designations contemplates that the Series C Convertible Preferred Stock will be convertible into common stock (the “Conversion Shares”) at the option of the holder of Series C Convertible Preferred Stock at any time from time to time after the date of issuance thereof. The number of Conversion Shares issuable upon conversion of any share of Series C Convertible Preferred Stock shall be determined by dividing (x) the Conversion Amount (as defined below) of a share of Series C Convertible Preferred Stock by (y) the lower of (i) the Conversion Price (as defined below); and (ii) the Alternate Conversion Price (as defined below), subject to the Floor Price (as defined below). “Conversion Amount” shall mean, with respect to each share of Series C Convertible Preferred Stock, the sum of (A) $1,000 (such amount, subject to adjustment, the “Stated Value”) and (B) all declared and unpaid dividends with respect to such Stated Value and any other amounts owed under the Series C Certificate of Designations. “Conversion Price” shall mean $2.50, subject to adjustment as provided in the Series C Certificate of Designations. “Alternate Conversion Price” shall mean with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period. “Floor Price” shall mean $0.44.

The Company shall not be allowed to effect the conversion of any of the Series C Convertible Preferred Stock held by the holder of Series C Convertible Preferred Stock, and such holder of Series C Convertible Preferred Stock shall not have the right to convert any of the Series C Convertible Preferred Stock held by such holder of Series C Convertible Preferred Stock pursuant to the terms and conditions of the Series C Certificate of Designations to the extent that after giving effect to such conversion, such holder of Series C Convertible Preferred Stock together with its affiliates and certain related parties collectively would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion.

Dividends on the Series C Convertible Preferred Stock will accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of issuance and be payable by way of inclusion of the Dividends in the Conversion Amount on each Conversion Date in accordance with an optional conversion or upon any redemption thereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event, as defined in the Series C Certificate of Designations).

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Series C Purchase Rights”), then each holder of Series C Preferred Stock will be entitled to acquire, upon the terms applicable to such Series C Purchase Rights, the aggregate Series C Purchase Rights which such holder of Series C Preferred Stock could have acquired if such holder of Series C Preferred Stock had held the number of shares of common stock acquirable upon complete conversion of all the Series C Preferred Stock held by such holder of Series C Preferred Stock immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Series C Purchase Rights; subject to certain limitations on beneficial ownership.

Securities Purchase Agreement and Series D Preferred Stock

On April 30, 2023, the Company entered into and on May 22, 2023 subsequently closed a Securities Purchase Agreement with the Holder. The Securities Purchase Agreement contemplates a direct offering to the Investor of (i) 4,300 shares of new Series D Preferred Stock, $0.001 par value per share, for a price of $1,000 per share, (ii) common warrants to purchase 1,433,333 shares of our Common Stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions.

Issuances of shares of common stock upon conversion of the Series D Convertible Preferred Stock and Common Warrants in excess of 20% of the Company’s outstanding shares of common stock would require approval by the Company’s stockholders pursuant to the rules and regulations of the Nasdaq Stock Market.

The Securities Purchase Agreement contains certain covenants and restrictions that the Company shall not file certain registration statements or issue or sell securities for a period of time after the closing, as more fully described in the Securities Purchase Agreement. The Securities Purchase Agreement contains customary representations and warranties and certain indemnification rights and obligations of the parties.

The transactions contemplated by the Securities Purchase Agreement and the designation of 10,000 shares of preferred stock as Series D Preferred Stock, with a par value of $0.001 per share, to be effective upon filing of a Series D Certificate of Designations with the Secretary of State of the State of Nevada, were approved by our Board.

The securities are expected to be offered and issued pursuant to the exemption from registration provided by Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act of 1933, as amended.

The Series D Certificate of Designations contemplates that the Series D Preferred Stock will be convertible into common stock (the “Series D Conversion Shares”) at the option of the holder of Series D Preferred Stock at any time from time to time after the date of issuance thereof. The number of Series D Conversion Shares issuable upon conversion of any share of Series D Preferred Stock shall be determined by dividing (x) the Series D Conversion Amount (as defined below) of a share of Series D Preferred Stock by (y) the lower of (i) the Series D Conversion Price (as defined below); and (ii) the Series D Alternate Conversion Price (as defined below), subject to the Series D Floor Price (as defined below). “Series D Conversion Amount” shall mean, with respect to each share of Series D Preferred Stock, the sum of (A) $1,000 (such amount, subject to adjustment, the “Series D Stated Value”) and (B) all declared and unpaid dividends with respect to such Series D Stated Value and any other amounts owed under the Series D Certificate of Designations. “Series D Conversion Price” shall mean $3.00. “Alternate Conversion Price” shall mean 90% of the lowest VWAP (as defined in the Series D Certificate of Designations) of the 10 trading days ending and including the date of conversion. “Series D Floor Price” shall mean $0.39.

The Company shall not be allowed to effect the conversion of any of the Series D Preferred Stock held by the holder of Series D Preferred Stock, and such holder of Series D Preferred Stock shall not have the right to convert any of the Series D Preferred Stock held by such holder of Series D Preferred Stock pursuant to the terms and conditions of the Series D Certificate of Designations to the extent that after giving effect to such conversion, such holder of Series D Preferred Stock together with its affiliates and certain related parties collectively would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion.

Dividends on the Series D Preferred Stock will accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of issuance and be payable by way of inclusion of the Dividends in the Series D Conversion Amount on each Series D Conversion Date in accordance with an optional conversion or upon any redemption hereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event).

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Series D Purchase Rights”), then each holder of Series D Preferred Stock will be entitled to acquire, upon the terms applicable to such Series D Purchase Rights, the aggregate Series D Purchase Rights which such holder of Series D Preferred Stock could have acquired if such holder of Series D Preferred Stock had held the number of shares of common stock acquirable upon complete conversion of all the Series D Preferred Stock held by such holder of Series D Preferred Stock immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Series D Purchase Rights; subject to certain limitations on beneficial ownership.

Common Warrants and Preferred Warrants

The Common Warrants and Preferred Warrants expire in five years. The Common Warrants have a cashless exercise provision. The exercise of the Common Warrants are subject to a beneficial ownership limitation for the Holder of 4.99%, which may be increased to 9.99% provided that the increase will not be effective until the 61st day after delivery of a notice to the Company.

If and when the Preferred Warrants are exercised, pursuant to the terms of the Common Warrants, the number of shares of common stock that will be issuable under the Common Warrants will increase by an amount equal to the aggregate value of the shares of Series D Preferred Stock (including any dividends or other amounts thereon) divided by the Alternate Conversion Price (as defined in the Certificate of Designations for the Series D Preferred Stock). The Common Warrants and Preferred Warrants contain customary anti-dilution protection for the Holder and anti-dilution protection in the event of certain dilutive issuances. In addition, the Common Warrants provide the Holder with certain purchase rights in subsequent issuances or sales of securities by the Company.

Registration Right Agreement

Pursuant to a Registration Rights Agreement (the “Registration Rights Agreement”) between the Holder and the Company, the Company intends to grant certain registration rights to the Investor. The Registration Rights Agreement requires the Company to file a registration statement covering the resale of the shares of Common Stock underlying the shares of Series D Preferred Stock to be issued in the offering and the shares of common stock issued upon exercise of the Common Warrants. The Registration Rights Agreement also covers the conversion of any shares of Series D Preferred Stock issued upon exercise of the Preferred Warrants. The Company shall file the registration statement within 60 days from the closing of the transactions contemplated by the Securities Purchase Agreement and cause the registration statement to be declared effective within 120 days after the closing of the transactions contemplated by the Securities Purchase Agreement. The Registration Rights Agreement contains mutual customary indemnification provisions among the parties and requires the Company to make certain cash payments in the event the Company fails to file and/or maintain the effectiveness of a required registration statement.

Maxim Group LLC (“Maxim”) was engaged as the sole placement agent for the offering of the Series D Preferred Stock. Maxim is entitled to receive a placement agent fee at the closing of the transactions contemplated by the Securities Purchase Agreement, representing 7.0% of the gross cash proceeds at the closing. After deducting the placement agent fee associated with the Securities Purchase Agreement, our estimated net cash proceeds at the closing was approximately $4,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Please review the Section titled, “Risk Factors” in our most recent Annual Report on Form 10-K and in our subsequent Quarterly Reports on Form 10-Q and the risks discussed in this Quarterly Report and our other filings with the SEC.

Overview

Esports is a skill-based, competitive, and organized form of video gaming by professional players, playing individually or as teams. Esports typically takes the form of organized, multiplayer video games that include genres such as real-time strategy, fighting, first-person shooter and multiplayer online battle arena games. Most major professional esports events and a wide range of amateur esports events are broadcast live via streaming services including twitch.tv and youtube.com. The Company is developing a wagering platform where players and fans alike may engage in peer-to-peer skill-based betting, gamers can bet on their ability to beat other gamers in a betting exchange environment and fans and spectators have the ability to bet on their favorite gamers to win real cash and prizes.

Esports Entertainment Group, Inc. (the “Company” or “EEG”) is an esports-focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We operate the business in two verticals, EEG iGaming and EEG Games.

We have financed operations primarily through the sale of equity securities and short-term debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities.

Basis of Presentation

We operate two complementary business segments: Our EEG iGaming business and our EEG Games business.

EEG iGaming

EEG iGaming includes the esports betting platform with full casino and other functionality and services for iGaming customers. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is an MGA licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services all Lucky Dino.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on approved esports events in a licensed and secure environment. From February 2021, under the terms of our MGA license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the EU, Canada, New Zealand and South Africa, on our platform.

Alongside the esports focused platform, EEG owns and operates five online casino brands of Lucky Dino Gaming Limited and Hiidenkivi Estonia OU, its wholly-owned subsidiary (collectively referred to as “Lucky Dino”), licensed by the MGA on its in-house built iDefix casino-platform. We currently hold one Tier-1 gambling licenses in Malta. Our Lucky Dino business provides a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of LAN center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, (2) online tournaments (through our Esports Gaming League tournament platform), and (3) the creation of esports content for distribution to the betting industry. Currently, we operate our esports EEG Games business in the United States and Europe.

We believe that as the size of the market and the number of esports enthusiasts continues to grow, so will the number of esports enthusiasts who gamble on events, which would likely increase the demand for our platform.

Recent Developments

Securities Purchase Agreement and Series D Preferred Stock

On April 30, 2023, the Company entered into and on May 22, 2023 subsequently closed a Securities Purchase Agreement with the Holder. The Securities Purchase Agreement contemplates a direct offering to the Investor of (i) 4,300 shares of new Series D Convertible Preferred Stock (the “Series D Preferred Stock”), $0.001 par value per share, for a price of $1,000 per share, (ii) common warrants to purchase 1,433,333 shares of our Common Stock at a price of $1.96 per share (the “Common Warrants”), and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share (the “Preferred Warrants”), for a total gross proceeds to the Company of $4.3 million before deducting underwriting discounts and commissions.

Reverse Stock Split and New Convertible Perpetual Preferred Stock

On January 26, 2023, the Company’s shareholders approved and granted the Company’s board of directors (the “Board”) discretionary authority to select the ratio for the Reverse Stock Split ranging from one-for-twenty (1-for-20) to one-for-one-hundred (1-for-100) (the “Reverse Stock Split”). Prior to effecting the Reverse Stock Split, the Board selected the Reverse Stock Split ratio of one-for-one-hundred (1-for-100). On February 22, 2023, the Company completed the Reverse Stock Split. The Board approved the Reverse Stock Split with the objective of regaining compliance with Nasdaq’s $1.00 minimum bid price requirement. As a result of the Reverse Stock Split, every 100 shares of common stock issued and outstanding as of the effective date were automatically combined into one share of common stock. The Reverse Stock Split did not change the terms of the common stock. Outstanding warrants, equity-based awards and other outstanding equity rights were proportionately adjusted by dividing the shares of common stock underlying the securities by 100 and multiplying the exercise/conversion price, as the case may be, by 100. The Reverse Stock Split also applied to common stock issuable upon the conversion of the Company’s Senior Convertible Note, dated February 22, 2022 (the “Senior Convertible Note”), with the Conversion Price, as defined in the Senior Convertible Note, being subject to adjustment under the terms of the Senior Convertible Note and the Amendment (as defined below). The Company’s 10% outstanding Series A Cumulative Redeemable Convertible Preferred Stock (“10% Series A Cumulative Redeemable Convertible Preferred Stock”) was not affected by the Reverse Stock Split.

Sale of Bethard Business and Amendment and Waiver to Senior Convertible Note

On February 24, 2023, (the “Bethard Closing Date”), the Company, pursuant to a stock purchase agreement (the “Purchase Agreement”) dated February 14, 2023 with Gameday Group PLC, a Malta company (“Purchaser”), completed the divestiture of Prozone Limited, a Malta company containing the online casino and sportsbook business, including the Bethard brand (the “Bethard Business”), that is licensed in Malta and Sweden (together, the sale of Prozone Limited with the Bethard Business herein referred to as the “Sale of the Bethard Business”). The purchase consideration was determined by the Company to be $8.1 million comprised of cash received on the Bethard Closing Date of €1.65 million ($1.74 million using exchange rates in effect on the Bethard Closing Date), holdback consideration, of €0.15 million ($0.16 million using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of €5.87 million ($6.19 million using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021. The Purchaser further assumed net working capital of the Bethard Business consisting primarily of accounts payable and accrued liabilities estimated to be €1.24 million ($1.31 million using exchange rates at the Bethard Closing Date). The Company recognized a loss on disposal of the Bethard Business of $8.60 million in Loss on disposal of businesses, net in the unaudited condensed consolidated statement of operations.

On February 16, 2023, the Company entered into an Amendment and Waiver Agreement (“Amendment”) with the holder of the Senior Convertible Note (the “Holder”) as a condition to the closing of the sale of the Bethard Business. The Amendment required the Company to deposit 50% of the proceeds from the Sale of the Bethard Business in a bank account in favor of the Holder. The Amendment required the Company to deposit 50% of the proceeds of any permitted future sale of assets or any subsequent debt or equity offer or sale (a “Securities Transaction”) and 100% of the proceeds of any additional indebtedness incurred in the future, into such bank account in favor of the Holder, or, at the option of the Holder, redeem amounts under the Senior Convertible Note using such proceeds. 50% of the proceeds received from the Sale of Bethard, or €0.83 million ($0.87 million using exchange rates in effect on the Closing Date) was deposited into a bank account in favor of the Holder and recorded in Restricted Cash on the unaudited condensed consolidated balance.

The Amendment also modified the Senior Convertible Note to increase the principal balance by $2.95 million, for fees of $0.45 million and converted accrued liabilities of $2.5 million. The Amendment further provided for a voluntary reduction in the Conversion Price (as defined in the Senior Convertible Note) when, among other things, the Company issues or is deemed to issue common stock in a future registered offering at a price below the Conversion Price then in effect, to the lower issuance price in such offering, subject to certain exceptions. The Amendment also provided rights to the Holder to participate in future Securities Transactions for a period of two years from the later of the date of the Amendment and the date that no payment amounts due to the Holder remain outstanding.

Senior Convertible Note and Debt for Common Equity Conversions

On February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29.15 million, with the Senior Convertible Note in the aggregate principal of $35.0 million. On September 19, 2022 as part of the Company’s September 2022 Offering of shares of common stock and warrants to purchase common stock, the Company remitted to the Holder an amount of $2.78 million from the proceeds therefrom, reducing the Senior Convertible Note principal balance to $32.22 million as recorded in the unaudited condensed consolidated balance sheet as of December 31, 2022. As part of the registered direct offering of 70,650 shares of common stock and pre-funded warrants to purchase 178,500 shares of common stock that we completed with the Holder on December 22, 2022 (the “December 2022 Registered Direct Offering”), the Company paid the Holder an amount equal to $1.07 million for interest due and interest prepaid through February 28, 2023. The Company had not maintained its compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note up until the conversion on April 28, 2023 to Series C Convertible Preferred Stock discussed below.

On January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the holder from the Company.

From January 27, 2023 through March 31, 2023 (there were no additional Exchanges through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock), we and the Holder of our Senior Convertible Note effected debt for equity exchanges under the Senior Convertible Note. Pursuant to the debt for equity exchanges, the Holder exchanged $19.26 million in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock, at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, in accordance with Section 7(g) of the Senior Convertible Note (the “Exchanges”) and recorded a loss on extinguishment of the senior convertible note of $3.6 million.

Following the Exchanges and the impact of the Amendment, our indebtedness pursuant to the Senior Convertible Note was reduced by $16.31 million, and $15.91 million in aggregate principal amount of the Senior Convertible Note remained outstanding prior to the redemption of an additional $0.68 million discussed below.

Agreement to Exchange Senior Convertible Note to New Series C Convertible Preferred Stock

On April 19, 2023, the Company entered into an agreement with the Holder (the “Note to Preferred Stock Exchange Agreement”) to convert the $15.23 million in aggregate principal amount of the Senior Convertible Note outstanding into the new Series C Convertible Preferred Stock as part of the Company’s approved plan of compliance with the Nasdaq Listing Rules.

Prior to the conversion into the new Series C Convertible Preferred Stock, the Company redeemed $0.68 million of the $15.91 million previously outstanding on the Senior Convertible Note following the Exchanges and the impact of the Amendment and Exchanges, using funds from the Sale of the Bethard Business deposited in a bank account in favor of the Holder. On April 19, 2023, using these funds, the Company paid $0.75 million to the Holder to redeem the $0.68 million and settle the related redemption premium of $0.05 million and accrued interest of $0.17 million, with the additional $0.15 million paid on May 1, 2023.

The terms and provisions of the Series C Convertible Preferred Stock were set forth in a Series C Convertible Preferred Stock Certificate of Designation (the “Series C Certificate of Designation”), filed and effective with the Secretary of State of the State of Nevada in connection with the closing on April 28, 2023. The transactions contemplated by the Note to Preferred Stock Exchange Agreement and the Series C Certificate of Designation were approved by our Board.

The exchange of the Senior Convertible Note into the Series C Convertible Preferred Stock extinguished the Senior Convertible Note and the related debt liability outstanding of $15.23 million and eliminated the related derivative liability that had a fair value of $1.96 million ($1,862 million approximate cash liability, as of March 31, 2023, calculated under the terms of the Senior Convertible Note), as of March 31, 2023.

The Series C Certificate of Designations contemplates that the Series C Convertible Preferred Stock will be convertible into common stock (the “Conversion Shares”) at the option of the holder of Series C Convertible Preferred Stock at any time from time to time after the date of issuance thereof. The number of Conversion Shares issuable upon conversion of any share of Series C Convertible Preferred Stock shall be determined by dividing (x) the Conversion Amount (as defined below) of a share of Series C Convertible Preferred Stock by (y) the lower of (i) the Conversion Price (as defined below); and (ii) the Alternate Conversion Price (as defined below), subject to the Floor Price (as defined below). “Conversion Amount” shall mean, with respect to each share of Series C Convertible Preferred Stock, the sum of (A) $1,000 (such amount, subject to adjustment, the “Stated Value”) and (B) all declared and unpaid dividends with respect to such Stated Value and any other amounts owed under the Series C Certificate of Designations. “Conversion Price” shall mean $ 2.50, subject to adjustment as provided in the Series C Certificate of Designations. “Alternate Conversion Price” shall mean with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period. “Floor Price” shall mean $0.44.

The Company shall not be allowed to effect the conversion of any of the Series C Convertible Preferred Stock held by the holder of Series C Convertible Preferred Stock, and such holder of Series C Convertible Preferred Stock shall not have the right to convert any of the Series C Convertible Preferred Stock held by such holder of Series C Convertible Preferred Stock pursuant to the terms and conditions of the Series C Certificate of Designations to the extent that after giving effect to such conversion, such holder of Series C Convertible Preferred Stock together with its affiliates and certain related parties collectively would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion.

Dividends on the Series C Convertible Preferred Stock will accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of issuance and be payable by way of inclusion of the Dividends in the Conversion Amount on each Conversion Date in accordance with an optional conversion or upon any redemption hereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event, as defined in the Series C Certificate of Designations).

Other Sales and Restructurings in the iGaming business

We have initiated a process to evaluate the strategic options for the iGaming business, including exploring the sale of iGaming assets due to increasing regulatory burdens and competition. Our new Chief Executive Officer was tasked with assessing the value of the iGaming assets and determining next steps. The Company has taken the following actions:

Sale of Spanish iGaming Operations

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license. The Company received approximately $1.2 million in proceeds and $1.0 million in cash from the return of a deposit held with the Spanish regulator. Sixty-five percent (65%) of the proceeds and cash received were remitted to the Holder as required. The Company recognized a gain on disposal of the Spanish iGaming operations of $1.11 million in Loss on disposal of businesses, net in the unaudited condensed consolidated statement of operations.

Closure of Argyll and vie.gg

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UK Gambling Commission (the “UKGC”) on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Board determined that the Company’s wholly-owned subsidiary Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3.29 million in loss on disposal of businesses in the unaudited condensed consolidated statement of operations.

On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. The closure of our New Jersey operations is not expected to have a material adverse effect on our results of operations.

Leadership changes

Appointment of Alex Igelman as Chief Executive Officer

On December 22, 2022, the Board appointed Alex Igelman as Chief Executive Officer, effective January 3, 2023.

Appointment of Michael Villani as Interim Chief Financial Officer

Effective January 6, 2023, the Company announced the appointment of Michael Villani as the Interim Chief Financial Officer, in addition to his current role as the Financial Controller. Mr. Villani serves as the Company’s Principal Financial Officer.

Departure of John Brackens as Chief Technology Officer/Chief Information Officer

On May 14, 2023, John Brackens, the Chief Technology Officer/Chief Information Officer, departed from the Company.

Compliance with Nasdaq Listing Requirements

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days (the “Bid Price Rule”).

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35.0 million required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

On October 11, 2022, the Company received a third letter from Nasdaq notifying the Company that the Company’s common stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A Cumulative Redeemable Convertible Preferred Stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s common stock, Common Stock warrants and 10% Series A Cumulative Redeemable Convertible Preferred Stock will be suspended. The Company requested an appeal with the Panel and the hearing was held on November 17, 2022.

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule, and the minimum of $2.5 million stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 (which, as described below, was subsequently extended on February 8, 2023) and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with the MVLS Rule. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the MVLS Rule or alternative criteria and was granted continued listing subject to the criteria noted above.

On February 8, 2023, the Company received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the shareholder equity requirement, as outlined in the Equity Rule.

The Company provided an update on its progress to the Panel on February 20, 2023 and on March 9, 2023, the Company received a letter from the Panel indicating that the Company has regained compliance with the Bid Price Rule.

On March 30, 2023, the Company submitted a written submission requesting an extension on the requirement to demonstrate compliance with the Equity Rule and on April 6, 2023, the Panel granted an extension through April 30, 2023.

On May 1, 2023, the Company announced it has met the minimum Equity Rule. On May 11, 2023, May 12, 2023 and May 18, 2023, the Company made submissions to the Panel and is awaiting their decision.

There can be no assurances, however, that the Company will be able to regain compliance. Any failure to regain and maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Regulatory Developments

We operate in both emerging and well-established competitive markets. We expect that our future growth will come from online gaming and sports betting via expansions of gaming in existing jurisdictions; entrance into new jurisdictions, and improvements and expansions of our existing properties and strategic acquisitions of gaming properties, expanded software sales to more screens in game centers including in universities, entertainment centers and casinos, as well as increased esports adoption and events, particularly in North America. We continue to adjust operations and cost structures to reflect the changing economic conditions. We also continue to focus on revenue and cost synergies from our acquisitions, and offering our customers additional gaming experiences through our affiliates. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including game centers; riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming.

United Kingdom

Since the acquisition of the Argyll UK EEG iGaming business on July 31, 2020, the Company has responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company reduced its spending on marketing and was focused on retaining existing customers and reactivating past customers. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Board determined that the Company’s wholly-owned subsidiary Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3.29 million in loss on disposal of businesses in the unaudited condensed consolidated statement of operations.

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

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company had received communications from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the initial communication in the third quarter of fiscal year 2022 and received a second request for further clarification. On November 28, 2022, the Company provided its response, further addressing its business and marketing operations in Finland.

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

Key Performance Indicators

In the esports and gaming industry, revenue is driven by discretionary consumer spending. We have no way of determining why customers spend more or less money; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others, include decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and high fuel or other transportation costs. Such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments. The vast majority of our revenues is EEG iGaming revenue, which is highly dependent upon the number and volume and spending levels of customers.

Reportable Segments

At March 31, 2023, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with June 30, 2022. Prior periods presented have been recast to reflect any change in reportable segments from the corresponding period.

Financial Highlights

The following tables set forth a summary of our financial results for the periods indicated and are derived from our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Net revenue	$4,175,994	$15,699,587	$20,190,663	$46,638,925
Total operating costs and expenses (excluding Loss on disposal of businesses, net and Asset impairment charges)	$9,590,887	$27,696,474	$37,032,286	$79,267,237
Loss on disposal of businesses, net	$4,198,362	-	4,198,362	-
Asset impairment charges	$-	38,629,310	16,135,000	38,629,310
Total other income (expense), net	$(3,580,344)	$(12,942,867)	$5,680,113	$(32,702,313)
Income tax expense (benefit)	$(376)	$(431)	$(376)	$5,503,430
Net loss	$13,193,975	$63,569,495	$31,495,248	$98,456,505
Net loss attributable to common stockholders	$13,470,583	$63,843,259	$32,322,914	$98,865,656

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-U.S. GAAP (“U.S. GAAP” is defined as accounting principles generally accepted in the United States of America) financial performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-U.S. GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

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

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2023	2022	2023	2022
Net Revenue:
EEG iGaming segment	$3,437,387	$14,590,447	$17,571,219	41,692,731
EEG Games segment	$738,607	$1,109,140	$2,619,444	4,946,194

Total	$4,175,994	$15,699,587	$20,190,663	46,638,925

Net loss:	$(13,193,975)	$(63,569,495)	$(31,495,248)	(98,456,505)

Adjusted for:
Interest expense	$460,914	$611,021	$2,490,696	$5,368,933
Asset impairment charges	$-	$38,629,310	$16,135,000	$38,629,310
Loss on disposal of businesses, net	$4,198,362	$-	$4,198,362	$-
Gain on termination of lease	$(799,901)	$-	$(799,901)	$-
Loss on conversion of senior convertible note	$-	$-	$-	$5,999,662
Loss on extinguishment of senior convertible note	$3,616,372	$-	$3,616,372	$28,478,804
Change in fair value of derivative liability	$1,163,979	$20,573,051	$(7,435,687)	$22,055,672
Change in fair value of warrant liability	$(1,412,941)	$(8,181,398)	$(6,435,229)	$(28,641,920)
Change in fair value of contingent consideration	$-	$(99,247)	$2,864,551	$(1,950,693)
Other non-operating (income) loss, net	$551,921	$39,440	$19,085	$1,391,855
Depreciation and amortization	$1,658,020	$3,125,223	$5,408,467	$9,555,184
Right of use asset amortization	$31,170	$218,502	$69,597	$471,007
Stock-based compensation	$205,079	$1,346,502	$1,127,070	$3,958,275
Cost of acquisition	$-	$13,531	$35,930	$269,013
Income tax benefit	$376	$431	$376	$(5,503,430)
Total Adjusted EBITDA	$(3,520,624)	$(7,293,129)	$(10,200,559)	$(18,374,833)

Adjusted EBITDA
EEG iGaming segment	$(954,581)	$(1,736,531)	$(2,566,714)	$(5,590,343)
EEG Games segment	$(701,767)	$(1,765,436)	$(1,810,305)	$(3,487,751)
Other(1)	$(1,864,276)	$(3,791,162)	$(5,823,540)	$(9,296,739)
Total Adjusted EBITDA	$(3,520,624)	$(7,293,129)	$(10,200,559)	$(18,374,833)

(1) Other comprises corporate and overhead costs.

(2) We have no intersegment revenues or costs and thus no eliminations were required.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The financial data is at the consolidated and reporting segment levels and reported in U.S. Dollars ($).

Comparison of the three months ended March 31, 2023 and 2022

Net Revenue

Net revenue totaled $4.2 million in the three months ended March 31, 2023, a decrease of $11.5 million, or 73%, from the $15.7 million recorded in the three months ended March 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard Business and Argyll that were impacted by previous regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. Argyll Entertainment was further declared bankrupt by the Swiss court on March 27, 2023, at which point the Company lost control of Argyll Entertainment and as a result, the entity was deconsolidated. The decrease in the iGaming segment revenue was $11.2 million falling from $14.6 million to $3.4 million. Revenue in the EEG Games segment also decreased $0.4 million from $1.1 million to $0.7 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues.

Cost of Revenue

Cost of revenue totaled $1.3 million in the three months ended March 31, 2023, a decrease of $4.9 million, or 79%, from the $6.3 million recorded in the three months ended March 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. This includes decreases of $2.8 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.9 million for the game provider expenses and $0.7 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.5 million lower platform and game provider costs.

Sales and Marketing

Sales and marketing expense totaled $0.9 million in the three months ended March 31, 2023, a decrease of $6.2 million, or 87%, compared to the $7.1 million recorded for the three months ended March 31, 2022. The decrease was primarily attributable to a $0.6 million reduction in marketing and $4.5 million lower affiliate costs related to the EEG iGaming segment and a $1.1 million reduction in corporate expense driven by less incurred for sponsorship agreements with professional sports clubs and our service partners.

General and Administrative

General and administrative expense totaled $7.4 million for the three months ended March 31, 2023, a decrease of $6.9 million, or 48%, compared to the $14.3 million recorded for the three months ended March 31, 2022. The decrease was primarily attributable to decreases of $1.6 million in payroll costs, $0.7 million depreciation and amortization, and a $0.8 million decrease related to other general and administrative cost primarily including incremental costs for information technology related disbursements from the EEG iGaming segment, and further decreases of $0.4 million in payroll costs, $0.9 million depreciation and amortization, and $0.2 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs decreased $2.2 million with $0.6 million lower payroll costs, $1.1 million lower share based compensation expense and $0.6 million less other general and administrative cost primarily including lower professional fees and legal expenses.

Asset Impairment Charges

During the three months ended March 31, 2023, there were no asset impairment charges.

As of March 31, 2022 and for the three months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits in EGL and GGC. For the three months ended March 31, 2022, the Company recognized $38.6 million of asset impairment charges of long-lived assets, including $23.1 million of goodwill and $15.5 million of long-lived assets in the EGL, GGC and Helix reporting units.

Loss on disposal of businesses, net

During the three months ended March 31, 2023, the Company recorded a loss on disposal of businesses, net of $4.2 million.

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license and received approximately $1,200,000 in proceeds and $1,000,000 in cash from the return of a deposit held with the Spanish regulator. The Company recognized a gain on disposal of the Spanish iGaming operations of $1,114,992.

On February 24, 2023, the Company sold its Bethard Business for purchase consideration determined by the Company to be $8,090,965 comprised of cash received on the Bethard Closing Date of €1,650,000 ($1,739,882 using exchange rates in effect on the Bethard Closing Date), holdback consideration of €150,000 ($158,171 using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of €5,872,989 ($6,192,912 using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021 and other liabilities. The Company recognized a loss on disposal of the Bethard Business of $8,601,414 in Loss on disposal of businesses, net.

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On December 8, 2022, Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment $3,288,060 in loss on disposal of businesses, net.

There was no loss on disposal of businesses, net in the three months ended March 31, 2022.

Other Income (expense)

Other income (expense), net changed $9.3 million from a loss of $12.9 million for the three months ended March 31, 2022 to a loss of $3.6 million for the three months ended March 31, 2023. The other expense for the three months ended March 31, 2023 resulted primarily from $0.5 million of interest expense related to the Senior Convertible Note, $1.2 million for the change in the fair value of the derivative liability on Senior Convertible Note, $3.6 million for the loss on extinguishment of the Senior Convertible Note related to the conversion of $19.3 million of the Senior Convertible note into 2,242,143 shares of our common stock and 0.6 million other non-operating loss, offset by other income primarily made up of $1.4 million from the reduction in fair value of the warrant liability and $0.8 million gain on the termination of the UCLA lease. The driver of the change in fair value of the warrants was a decrease of $1.4 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $5.3 million valued on issuance at September 19, 2022 to $0.2 million at March 31, 2022, offset by an increase of $0.2 million for the March 2022 Warrants from $0.2 million at December 31, 2022 to $0.3 million at March 31, 2023.

Results of Operations

Comparison on the nine months ended March 31, 2023 and 2022

Net Revenue

Net revenue totaled $20.2 million in the nine months ended March 31, 2023, a decrease of $26.4 million, or 57%, from the $46.6 million recorded in the nine months ended March 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll that were impacted by regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. Argyll Entertainment was further declared bankrupt by the Swiss court on March 27, 2023, at which point the Company lost control of Argyll Entertainment and as a result, the entity was deconsolidated. The decrease in the iGaming segment revenue was $24.1 million falling from $41.7 million to $17.6 million. Revenue in the EEG Games segment also decreased $2.3 million from $4.9 million to $2.6 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues.

Cost of Revenue

Cost of revenue totaled $7.4 million in the nine months ended March 31, 2023, a decrease of $11.8 million, or 61%, from the $19.2 million recorded in the nine months ended March 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. This includes decreases of $6.5 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $2.1 million for the game provider expenses and $1.1 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $2.0 million lower platform costs, game provider costs and other direct expenses.

Sales and Marketing

Sales and marketing expense totaled $5.2 million in the nine months ended March 31, 2023, a decrease of $16.1 million, or 76%, compared to the $21.3 million recorded for the nine months ended March 31, 2022. The decrease was primarily attributable to a $1.7 million reduction in marketing, $10.9 million lower affiliate costs and $0.2 million lower sponsorship costs related to the EEG iGaming segment and a $3.2 million reduction in corporate expense driven by $2.9 million less incurred for sponsorship agreements with professional sports clubs and our service partners, and $0.3 million less other sales and marketing costs.

General and Administrative

General and administrative expense totaled $24.4 million for the nine months ended March 31, 2023, a decrease of $14.3 million, or 37%, compared to the $38.7 million recorded for the nine months ended March 31, 2022. The decrease was primarily attributable to decreases of $3.5 million in payroll costs, $1.9 million depreciation and amortization, and $1.1 million decrease related to other general and administrative cost primarily including incremental costs for information technology related disbursements from the EEG iGaming segment, and further decreases of $0.6 million in payroll costs, $2.4 million depreciation and amortization, and $0.8 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs decreased $3.5 million with $0.1 million lower payroll costs, $2.3 million lower share based compensation expense and $1.2 million less other general and administrative cost primarily including lower professional fees and legal expenses.

Loss on disposal of businesses, net

During the nine months ended March 31, 2023, the Company recorded a loss on disposal of businesses, net of $4.2 million.

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license and received approximately $1,200,000 in proceeds and $1,000,000 in cash from the return of a deposit held with the Spanish regulator. The Company recognized a gain on disposal of the Spanish iGaming operations of $1,114,992.

On February 24, 2023, the Company sold its Bethard Business for purchase consideration determined by the Company to be $8,090,965 comprised of cash received on the Bethard Closing Date of €1,650,000 ($1,739,882 using exchange rates in effect on the Bethard Closing Date), holdback consideration of €150,000 ($158,171 using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of €5,872,989 ($6,192,912 using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021 and other liabilities. The Company recognized a loss on disposal of the Bethard Business of $8,601,414 in Loss on disposal of businesses, net.

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On December 8, 2022, Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3,288,060 in loss on disposal of businesses, net.

There was no loss on disposal of businesses, net in the nine months ended March 31, 2022.

Asset Impairment Charges

During the nine months ended March 31, 2023, the Company initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022, surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. Subsequent to the period end, the Company appointed a new Chief Executive Officer and a new interim Chief Financial Officer and on January 18, 2023, sold its EEG iGaming Spanish license. As part of these changes, the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment at December 31, 2022. For nine months ended March 31, 2023, the Company recognized total goodwill asset impairment charges of $16.1 million, with asset impairment charges to the goodwill of the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment. Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods.

As of March 31, 2022 and for the nine months ended March 31, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits in EGL and GGC. For the nine months ended March 31, 2022, the Company recognized $38.6 million of asset impairment charges of long-lived assets, including $23.1 million of goodwill and $15.5 million of long-lived assets in the EGL, GGC and Helix reporting units.

Other Income (expense)

Other income (expense), net changed $38.4 million from a loss of $32.7 million for the nine months ended March 31, 2022 to income of $5.7 million for the nine months ended March 31, 2023. The other expense for the nine months ended March 31, 2023 resulted primarily from $2.5 million of interest expense related to the Senior Convertible Note, $3.6 million for the loss on extinguishment of the Senior Convertible Note related to the conversion of $19.3 million of the Senior Convertible note into 2,242,143 shares of our common stock and an increase of $2.9 million for the change in the fair value of the contingent consideration for Bethard, offset by other income primarily made up of $7.4 million for the change in the fair value of the derivative liability on Senior Convertible Note and $6.4 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $4.6 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $5.3 million valued on issuance at September 19, 2022 to $0.7 million at March 31, 2023 and a decrease of $1.8 million for the March 2022 Warrants from $2.1 million at June 30, 2022 to $0.3 million at March 31, 2022. Other warrants also decreased $0.1 million for the nine months ended March 31, 2023.

Income Tax benefit (expense)

The income tax benefit for the nine months ended March 31, 2022 was $5.5 million that results primarily from the release of valuation allowance of $5.5 million that followed an assessment of the realizability of our deferred tax assets subsequent to the completion of the Bethard acquisition.

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

One such factor considered by the Company was its Senior Convertible Note, on which the Company had not maintained compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note and that had a March 31, 2023 outstanding balance of $15.9 million. The Senior Convertible Note outstanding was further reduced to $15.2 million on April 19, 2023, when the Company redeemed $0.68 million of the Senior Convertible Note using funds that were on deposit in favor of the Holder from the Sale of the Bethard Business. Subsequent to this, on April 19, 2023, the Company entered into the Note to Preferred Stock Exchange Agreement with the Holder to convert the remaining $15.2 million in aggregate principal amount of the Senior Convertible Note outstanding into the new Series C Convertible Preferred Stock and the Company closed and completed the exchange on April 28, 2023 and extinguishing the Senior Convertible Note and eliminating the related derivative liability that had a fair value of $2.0 million as of March 31, 2023.

In addition to the above, the Company considered that it had an accumulated deficit of $180.6 million as of March 31, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At March 31, 2023, the Company had total current assets of $5.4 million and total current liabilities of $29.0 million. Net cash used in operating activities for the nine months ended March 31, 2023 was $11.5 million which includes a net loss of $31.5 million. The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of March 31, 2023, the Company had $1.9 million of available cash on-hand and net current liabilities of $23.5 million. The amount of available of available cash on hand on May 19, 2023, one business day preceding this filing, was $0.4 million. On May 22, 2023 the Company closed the issuance of a new Series D Preferred Stock, that includes the issuance of (i) 4,300 shares of Series D Preferred Stock for a price of $1,000 per share, (ii) common warrants to purchase 1,433,333 shares of our Common Stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for a total gross proceeds to the Company of $4.3 million before deducting underwriting discounts and commissions.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined, (ii) the ability to raise additional financing from other sources.

The Company’s sources and (uses) of cash for the nine months ended March 31, 2023 and 2022 are shown below:

	March 31, 2023	March 31, 2022
Cash used in operating activities	$(11,526,050)	$(14,100,783)
Cash provided by (used in) investing activities	$2,936,561	$(20,189,188)
Cash provided by financing activities	$5,601,492	$23,681,839

Net cash used in operating activities for the nine months ended March 31, 2023 was $11.5 million, which includes a net loss of $31.5 million, offset by net non-cash and balance sheet adjustments of $18.7 million.

There was $2.9 million net cash provided by investing activities for the nine months ended March 31, 2023, which includes $1.7 million proceeds from the sale of the Bethard Business and $1.2 million from the sale of the Spanish operations.

Net cash provided by financing activities for the nine months ended March 31, 2023 totaled $5.6 million, which related to $9.0 million net proceeds from the December 2022 Registered Direct Offering and the September 2022 Offering, offset by the repayments of part of the Senior Convertible Note principal of $2.8 million, repayments of notes payable and a finance lease for less than $0.1 million and the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock of $0.6 million.

These above plans are likely to require the Company to place reliance on several factors, including favorable market conditions, to access additional capital in the future. These plans were therefore determined not to be sufficient to overcome the presumption of substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including (with respect to the three and nine months ended March 31, 2023) the ongoing and potential impacts of the COVID-19 pandemic and related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes or updates to our critical accounting policies and estimates during the nine months ended March 31, 2023 as compared to the critical accounting policies and estimates disclosed in our June 30, 2022 10-K.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Exchange Act Rule 12b-2), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, for the reasons set forth below, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation Plans and Actions

During the nine months ended March 31, 2023, and fiscal 2023, we continued and plan to continue to implement remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) the recently hired internal audit executive continuing to establish an internal audit function and guide management’s efforts related to the identification, implementation, execution, and monitoring of an effective internal control environment; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) continuing the implementation of EGRC software to execute management’s internal control assessment process; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigate risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

While we believe the Company’s remediation efforts to-date have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of our disclosure controls over a sustained period of financial reporting cycles. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Our remediation efforts are ongoing and are subject to continued management review supported by ongoing design and testing. Notwithstanding the material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On January 6, 2023, our former chairman and chief executive officer, Grant Johnson, filed a lawsuit in the United States District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 as well as 2,000 shares of the Company’s common stock, plus attorney’s fees.

On February 28, 2023, Mr. Johnson filed an amended complaint to amend his original claim and to add an alleged defamation claim. On March 14, 2023, the Company filed its Pre-Motion Letter requesting that the claim be dismissed and on March 15, 2023 Mr. Johnson filed a letter to the Court requesting that the claim not be dismissed. On May 4th a Rule 16 conference took place and the Company decided not to move forward with the motion to dismiss and is preparing documents for the discovery phase and a response to the Plaintiff's statement of claim as well as a counterclaim.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 3(a)(9) and/or Section 4(a)(2) of the Securities Act, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions are accredited investors, as defined in Regulation D.

During the three months ended March 31, 2023:

Date	Purchaser/Recipient	Security Type	Number of Securities	Consideration
January 31, 2023 – February 21, 2023	Holder of Senior Convertible Note	Common Stock	2,242,143	No additional consideration; exchange of debt principal under Senior Convertible Note pursuant to Section 3(a)(9) of the Securities Act.
January 3, 2023	Alex Igelman, Chief Executive Officer	Common Stock	25,000	New hire inducement grant for services pursuant to Section 4(a)(2) of the Securities Act.
February 22, 2023	Various Common Stockholders	Common Stock	36,781	No additional consideration; fractional shares resulting from the Company’s reverse stock split were exchanged for whole shares pursuant to Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities

The Company had not maintained compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note up until April 28, 2023 the date of conversion of the Senior Convertible Note into the Series C Preferred Stock. See Note 2, Note 11 and Note 20 of the unaudited condensed consolidated financial statements for additional information.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Form S-1 filed with the SEC on May 2, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Form S-1 filed with the SEC on May 2, 2019).
4.1	Certificate of Designations of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on May 1, 2023).
10.1	Share Purchase Agreement, dated February 14, 2023, by and among Esports Entertainment Group, Inc., Gameday Group PLC and Prozone Limited (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 17, 2023).
10.2	Amendment and Waiver Agreement, dated February 16, 2023, by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 17, 2023).
10.3	Form of Letter of Consent between the Company and the Holder of the Senior Convertible Note (incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on January 27, 2023).
10.4*	Securities Purchase Agreement, dated April 30, 2023, Series D Preferred Stock.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: May 22, 2023	By:	/s/ Alex Igelman
Alex Igelman Chief Executive Officer (Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Michael Villani
Michael Villani Interim Chief Financial Officer and Financial Controller (Principal Accounting Officer and Principal Financial Officer)

