Form 10-K
period 2023-06-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2023-10-13
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,933,566 based on the closing price reported for such date on the Nasdaq Capital Markets. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 12, 2023, there were 67,329,316 shares of Common Stock, par value $0.001 issued and outstanding.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

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

We file annual, quarterly and current reports with the Securities and Exchange Commission (“SEC”), as well as proxy statements and other information. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. We maintain a website at www.esportsentertainmentgroup.com.

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

Corporate History

Esports Entertainment Group, Inc. (“EEG”) was formed in the state of Nevada on July 22, 2008 under the name Virtual Closet, Inc., before changing its name to DK Sinopharma, Inc. on June 6, 2010 and then to, VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc. The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix owned and operated esports centers. On July 13, 2021, the Company acquired Bethard Group Limited’s business-to-consumer operations that included the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s operations provided sportsbook, casino, live casino and fantasy sport betting services.

The Company has recently completed a series of independent transactions to streamline its operations to reduce operating losses and to increase its focus on core businesses. The Company closed its Argyll operations on December 8, 2022 by surrendering of its UK license and deconsolidated its Argyll operating entities during March and June 2023 due to liquidation and loss of control of the entities, and sold Bethard on February 24, 2023. The Company also disposed of the EGL business as of June 30, 2023. In the prior year, the Company disposed of Helix on June 10, 2022. Subsequent to these transactions, the core businesses of the Company include Lucky Dino of the EEG iGaming division, and GGC of the EEG Games division.

1

Business Overview

EEG is an esports-focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We operate the business in two verticals, EEG iGaming and EEG Games.

EEG iGaming:

EEG iGaming includes the esports betting platform with full casino and other functionality and services for iGaming customers. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is a Maltese Gaming Authority (“MGA”) licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services all Lucky Dino sites.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on approved esports events in a licensed and secure environment. We are now able to accept wagers from residents of over 180 jurisdictions including countries within the European Union, New Zealand and Latin America, on our platform.

Alongside the esports focused platform, EEG owns and operates Lucky Dino, which is licensed by the MGA to offer five online casinos under its seven different brands on its in-house built iDefix casino-platform.

We currently hold one Tier-1 gambling license in Malta. Our Lucky Dino operations provide a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games:

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, and (2) the creation of esports content for distribution to the betting industry. Currently, we operate our esports EEG Games business in the United States and Europe.

We believe that as the size of the market and the number of esports enthusiasts continues to grow, so will the number of esports enthusiasts who gamble on events, which we believe will increase the demand for our platform and services.

Competition

The online gambling and wagering industry is increasingly competitive. With relatively low barriers to entry, new competitors are entering the esports wagering and video game tournament segments. In both of these segments, there currently exist several major competitors. Most of EEG’s current competitors, including bet365, William Hill, Betway, Penn Entertainment, Inc. (Nasdaq: PENN), Pinnacle Sports, PointsBet Holdings Limited (OTC: PBTHF), DraftKings Inc. (Nasdaq:DKNG), Rush Street Interactive, Inc. (NYSE:RSI), Kindred Group plc, Flutter Entertainment plc, Betsson AB, Super Group (SGHC) Limited (NYSE:SGHC), 888 Holdings plc, and Entain Plc, have far greater resources than us.

However, we believe the following strengths position us for sustainable growth:

Management Team and Key Personnel Experience:

EEG’s Board of Directors (the “Board”) includes senior managers with extensive experience in online gambling, esports, information technology, compliance, regulation, accounting and finance.

EEG’s officers and management, including our recently hired Chief Executive Officer, include individuals with extensive experience in the regulation of online gambling, esports, information technology, marketing, business development, payment processing, compliance, regulation, accounting, finance, and customer service.

2

Unique Positioning within online gaming:

EEG was one of the first online gaming companies with an esports-first focus and a line of esports businesses; leading the effort to broaden legislation for betting on esports competitions. We are uniquely focused on connecting to customers across a broad set of retail and digital businesses to achieve greater revenue, scale, and profitability, as well as shaping esports infrastructure to facilitate omni-channel betting.

Technology Assets:

●	EEG has acquired businesses with state-of-the-art business-to-business/business-to-consumer technologies across esports competition infrastructure, for in-person and internet-based competitions, for tournaments, esports wagering and skill-based betting.

●	GGC Proprietary Platform: GGC’s ggLeap is a cloud-based management software solution that enables Gaming Centers to run games through the stat integrated client, reward gamers for playing the games they love, and allow gamers to run their own local tournaments. GGC is currently used by over 800 LAN centers and connects with over 2 million gamers monthly.

●	Lucky Dino’s online casino platform – iDefix, a modern online casino platform licensed in Malta, upon which the Lucky Dino’s online casino brands operate. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis. The technology is built on a scalable event-driven micro-services-based architecture offering advanced automation features including anti money laundering compliance and know your customer (“KYC”) handling, responsible gambling management and monitoring, fraud and bonus abuse detection, as well as gamification, customer relationship management and bonus management.

Growth Strategy

In the future, we intend to:

●	Expand our esports services into North America, including the 45 states where skill-based gambling is legal and the numerous other states where esports gambling is permitted but has yet to be launched in a meaningful way, enhance our product offering, as well as create relationships with players that will migrate into our real-money wagering platform.

●	Expand our esports wagering platform and services into more jurisdictions, utilizing the MGA gaming license, which provides opportunity for access into over 180 countries.

3

Future Products and Services:

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

EEG’s Online Wagering Platforms

iDefix, the Company’s modern online casino platform that the Lucky Dino online casino brands operate on, is licensed in Malta. iDefix provides a full technical solution for casino operations, with various management tools as well as in-depth business intelligence reporting and analysis.

On our esports-focused wagering platform, a player can place a bet on a team participating in any number of approved tournaments. The website also maintains a “how to play” section on the website which provides players with instructional videos on placing bets as well as other pieces of information that may be beneficial to an inexperienced player or a new user of our website. Additionally, the website includes a “frequently asked questions” section which provides customers with the ability to easily navigate general questions relating to the website, personal account information, payment processing and betting rules and procedures.

Marketing and Sales Initiatives

The Company has several sponsorship marketing agreements in place for its website.

EEG is looking to expand into new geographic territories by obtaining licenses or by working with B2C operators under a new platform licensing arrangement to operate in those territories. The need for hands-on implementation in these territories and support will require investment in additional marketing activities, offices, and other overhead.

We will also accelerate our expansion if we find complementary businesses that we are able to acquire in other markets. Marketing efforts to expand into new territories have included esports team and tournament sponsorship, affiliate marketing, social media advertising, content creation, and attendance at esports and gaming events in addition to personal contact with other industry leaders.

We plan to increase our marketing efforts and awareness of our brands through our existing suite of websites, as well as future offerings by:

●	Educating sports betting consumers and gamers to bet on esports;

●	Sponsoring professional esports teams and tournaments that have a global reach and to generate content for sale;

●	Working with sports and gaming celebrities and social media influencers who have an interest in video games and esports to generate new customers and increasing our efforts in attracting esports players and other celebrities who have an interest in video game gambling and esports;

●	Using a multichannel approach focused on acquiring and retaining customers; and

●	Utilizing multiple social media platforms to promote our wagering business including, but not limited to, Facebook, X (formerly known as Twitter), Instagram, Snapchat, TikTok, YouTube, Twitch, Discord, WhatsApp, QQ, WeChat, email and SMS messages and using online advertisements, paid search optimization, and various social media campaigns to increase our online presence and drive traffic to our website.

4

Further, we intend to continue to invest in optimizing the Company’s website in an effort to become the premier esports gaming and gambling website in the industry.

Recent Developments:

October 2023 Settlement Agreement and Waiver

Partial Settlement of Registration Delay Payments under Registration Rights Agreement

On October 6, 2023, the Company entered into a settlement agreement (“October 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of the Registration Rights Fees payable (“RRA Fees”) by the Company under the Registration Rights Agreement, and the previous settlement agreement, dated August 15, 2023 (see below), between the Company and the Holder, in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay. As of October 6, 2023, the Company is obligated to pay to the Holder a Registration Delay Payment of approximately $63,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Registration Rights Agreement and subject to decrease in accordance with the October 2023 Settlement Agreement as described below). On September 30, 2023, the August 2023 Settlement Agreement (see below) expired pursuant to its terms.

The Company agreed to issue an additional 10,000 shares at $0.05 per share (“Continued Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) on each seven day anniversary of the October 2023 Settlement Agreement (or another date mutually agreed between the parties), until the earlier of (i) the date that the parties mutually terminate the October 2023 Settlement Agreement in writing, and (ii) such time as the remaining balance of the RRA Fees are paid in full, as applicable, to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest Volume-weighted average price (“VWAP”) per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Continued Settlement Price Per Share. As part of the settlement, the Holder also agreed to continue to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock such that the issuances of any settlement shares in accordance with the October 2023 Settlement Agreement shall not result in a Conversion Price for the applicable Conversion Amount (as such terms are defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) subject to such conversion less than the lesser of (A) the Conversion Price then in effect (without giving effect to any adjustments to the Conversion Price arising solely as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement) and (B) the greater of (x) the Conversion Price then in effect (after giving effect to all adjustments to the Conversion Price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Convertible Preferred Stock or Series C Convertible Preferred Stock, as applicable.

The October 2023 Settlement Agreement further provides that, notwithstanding anything in the applicable Series C Certificate of Designations for the Series C Convertible Preferred Stock or Series D Certificate of Designations for the Series D Convertible Preferred Stock to the contrary, with respect to any given conversion of any Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, to the extent such Conversion Price, as so adjusted, is greater than 90% of the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day of the applicable conversion notice, a Conversion Floor Price Condition (as defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable.

As part of the October 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the October 2023 Settlement Agreement from $0.10 for both the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the conversion price as defined above, of approximately $1,566,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the consolidated statement of operations as an addition to the net loss available to common stockholders in the year ending June 30, 2024. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.0965 as of October 6, 2023.

From July 1, 2023, though October 12, 2023, one business day preceding this filing, the Holder exchanged $12,300,999 in Series C Convertible Preferred Stock for 49,916,813 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect, offset by the aggregate Alternate Conversion Floor Amount of $3,759,649 and accrued dividends of $476,597. The balance of Series C Convertible Preferred Stock was reduced to approximately $6,431,000 as of October 12, 2023, one business day preceding this filing. There were no conversions of the Series D Convertible Preferred Stock and no other amounts are due under the Series D Convertible Preferred Stock, other than the RRA Fees.

Partial Waiver of Subsequent Placement Optional Redemption of Preferred Shares

The Company also entered into a waiver agreement (“October 2023 Waiver”) on October 6, 2023, with the Holder, as a condition to access any net proceeds from the future sale of shares of common stock under the Company’s previously announced “at the market” (or “ATM”) equity offering program pursuant to a prospectus supplement that was filed with the SEC on September 15, 2023. The Holder agreed to partially waive its rights to ATM proceeds under the terms of a Subsequent Placement Optional Redemption, as defined in each of the Series C Certificate of Designations and Series D Certificate of Designations, but only with respect to sales under the ATM equity offering program (“ATM Sales”) and not with respect to any other future Subsequent Placement (as defined in each of the Series C Certificate of Designations and Series D Certificate of Designations) and, further, only to the extent of a waiver that provide that 50% of the net proceeds from ATM Sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other reasonable and customary offering expenses) be retained by the Company and the remaining 50% of the net proceeds from ATM Sales be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock (“Redemption Proceeds”), unless the Holder elects to change such allocations (or waive such redemption, in whole or in part, with respect to one or more ATM Sales) as evidenced by a written notice to the Company (“Subsequent Placement Limited Waiver”). Concurrent with the execution of the October 2023 Settlement Agreement, the Company executed an escrow agreement (“Escrow Agreement”) with an independent third-party escrow agent (“Escrow Agent”), pursuant to which Redemption Proceeds received from each closing of ATM Sales shall be promptly deposited into a non-interest bearing escrow account (“Escrow Account”) and disbursed to the Holder under the terms and conditions contained in the September Settlement Agreement and the Escrow Agreement.

Equity Distribution Agreement

On September 15, 2023, the Company entered into an Equity Distribution Agreement with Group LLC (“Maxim Group”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $7,186,257 through an “at the market” equity offering program under which Maxim Group will act as sales agent.

Under the Equity Distribution Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Maxim Group may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Maxim and us.

The Equity Distribution Agreement provides that Maxim Group will be entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Maxim Group under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement.

The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and its registration on Form S-3 MEF (File No. 333-274542). The Company filed a prospectus supplement, dated September 15, 2023 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement (the “Prospectus Supplement”).

As per the October 2023 Wavier, part of the net proceeds of any ATM Sales under this Equity Distribution Agreement will be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock, unless the Holder elects to change such allocations, as discussed above.

The Equity Distribution Agreement contains customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

As part of the filing of the Equity Distribution Agreement, the Company entered into a waiver agreement (“Waiver”) on September 15, 2023, with the Holder of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, as a condition to filing the registration statement on Form S-3 MEF on September 15, 2023 and the prospectus supplement on September 15, 2023 for the “at the market” offering. The Waiver allowed the Company to proceed with the initial filing of such registration statement and prospectus supplement with the SEC and not with respect to (x) any subsequent amendment or supplement thereto, (y) the issuance and sale of any of the Company’s securities contemplated by thereby or (z) any future Subsequent Placement (as defined in the Securities Purchase Agreement, dated April 30, 2023, among the Company and the buyers named therein). As discussed above the Company obtained a partial waiver of the Holder’s Redemption Amounts, and from October 10, 2023 through October 12, 2023 the Company had ATM Sales of approximately $679,000 for 8,440,375 shares common stock with 50% of the ATM Sales, after placement agent fees, to be held in escrow for the Holder.

August 2023 Settlement Agreement

On August 15, 2023, the Company entered into a settlement agreement (“August 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of RRA Fees by the Company under the Registration Rights Agreement, in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay. As of August 15, 2023, the Company was obligated to pay to the Holder RRA Fees of $21,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Registration Rights Agreement, and subject to decrease in accordance with the August 2023 Settlement Agreement as described below).

The Company agreed to initially issue 10,000 shares at $0.10 per share (“Initial Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) on each seven day anniversary of the initial settlement (or another date mutually agreed between the parties), to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest VWAP per share of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Initial Settlement Price Per Share. As part of the settlement, the Holder also agreed to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock such that the issuances of any settlement shares in accordance with the August 2023 Settlement Agreement shall not result in a conversion price for the applicable conversion amount (as such terms are defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) subject to such conversion less than the lesser of (A) the conversion price then in effect (without giving effect to any adjustments to the conversion price arising solely as a result of the issuances of the settlement shares under the August 2023 Settlement Agreement) and (B) the greater of (x) the conversion price then in effect (after giving effect to all adjustments to the conversion price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the August 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable.

The August 2023 Settlement Agreement further provides that, notwithstanding anything in the applicable Certificate of Designations for the Series C Convertible Preferred Stock or Certificate of Designations for the Series D Convertible Preferred Stock to the contrary, with respect to any given conversion of any Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, to the extent such conversion price, as so adjusted, is greater than 90% of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day of the applicable conversion notice, a conversion floor price condition (as defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable.

As part of the August 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the August 2023 Settlement Agreement from $0.44 for the Series C Convertible Preferred Stock and $0.39 Series D Convertible Preferred Stock to the conversion price as defined above, of approximately $9,383,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the consolidated statement of operations as an addition to the net loss available to common stockholders in the year ending June 30, 2024. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.1935 as of August 15, 2023.

August 2023 Registered Direct Offering

On August 15, 2023, the Company entered into a securities purchase agreement with the Holder of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (the “RD SPA”). The RD SPA relates to an offering of (a) 1,000,000 shares of our common stock, $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (b) pre-funded warrants to purchase 4,167,959 shares of our common stock at a price of $0.1935 per warrant, directly to such Holder (the “RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The RD Pre-funded warrants are exercisable immediately upon issuance. The exercise price of each RD Pre-funded Warrant is $0.001 per share of common stock. The offering closed on August 15, 2023.

The Pre-funded Warrants were all subsequently exercised on August 16, 2023.

The RD SPA included the Holder waiving its rights to require the Company to cause a Subsequent Placement Optional Redemption (as defined in each of the Certificate of Designations governing the Series C Convertible Preferred Stock and Certificate of Designations governing the Series D Convertible Preferred Stock) using the gross proceeds from the sale of the shares of common stock and Warrants (including from the exercise thereof) and its rights to participate in an Eligible Subsequent Placement (as defined in each of the Certificate of Designations governing the Series C Convertible Preferred Stock and Certificate of Designations governing the Series D Convertible Preferred Stock) pursuant to Section 7(b) of the Certificate of Designations governing the Series C Convertible Preferred Stock and Section 7(b) of the Certificate of Designations governing the Series D Convertible Preferred Stock, but only with respect to the offering and sale of the Securities contemplated by the RD SPA. As a result, the Company did not make any payments from the gross proceeds to the Holder.

The gross proceeds from the issuance and sale of the shares of common stock and RD Pre-funded Warrants, were approximately $1,000,000, before deducting the estimated offering expenses payable by us. The Company completed the offering without a placement agent and no placement agent fees were payable. The Company had broad discretion in the use of the net proceeds, including for working capital and general corporate purposes to support ongoing business operations.

Leadership changes

Appointment of Alex Igelman as Chief Executive Officer

On December 22, 2022, the Board appointed Alex Igelman as Chief Executive Officer, effective January 3, 2023.

Appointment of Michael Villani as Interim Chief Financial Officer and Chief Financial Officer

Effective January 6, 2023, the Company announced the appointment of Michael Villani as the Interim Chief Financial Officer, in addition to his current role as the Financial Controller. He was further promoted to permanent Chief Financial Officer on August 29, 2023. Mr. Villani serves as the Company’s Principal Financial Officer.

Departure of John Brackens as Chief Technology Officer/Chief Information Officer

On May 14, 2023, John Brackens, the Chief Technology Officer/Chief Information Officer, departed from the Company.

Appointment of Damian Mathews as Chief Operating Officer

Effective May 29, 2023, the Board appointed Damian Mathews, a current member of the Board, to serve as the Company’s Chief Operating Officer.

Appointment of Robert Soper to the Board of Directors

Effective June 6, 2023, the Board appointed Mr. Robert Soper as a member of the Board.

Compliance with Nasdaq Listing Requirements

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq (the “Staff”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days (the “Bid Price Rule”).

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35.0 million required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

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

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule, and the minimum of $2.5 million stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 (which, as described below, was subsequently extended on February 8, 2023) and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with the MVLS Rule. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the MVLS Rule or alternative criteria and was granted continued listing subject to the criteria noted above.

On February 8, 2023, the Company received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the Equity Rule.

The Company provided an update on its progress to the Panel on February 20, 2023 and on March 9, 2023, the Company received a letter from the Panel indicating that the Company has regained compliance with the Bid Price Rule.

On March 30, 2023, the Company submitted a written submission requesting an extension on the requirement to demonstrate compliance with the Equity Rule and on April 6, 2023, the Panel granted an extension through April 30, 2023.

On May 1, 2023, the Company announced it met the minimum Equity Rule.

On June 13, 2023, the Company received a notice from the Panel providing that the Company demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, including the Equity Rule, as outlined in Listing Rule 5550(b)(1).

On September 6, 2023, the Company received a deficiency notification letter from the Staff indicating that the Company was not in compliance with Bid Price Rule.

The Company has 180 calendar days from the date of such notice, or until March 4, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

The Company remains subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 13, 2024. In the event the Company fails to satisfy a continued listing requirement during the Panel Monitor, the Company will not be provided with the opportunity to present a compliance plan to the Staff and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules, but would instead have an opportunity to request a new hearing with the Panel. The Company’s securities may be at that time delisted from Nasdaq.

Any failure to maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Regulatory Developments

We operate in both emerging and well-established competitive markets. We expect that our future growth will come from online gaming and sports betting via expansions of gaming in existing jurisdictions; entrance into new jurisdictions, and improvements and expansions of our existing properties and strategic acquisitions of gaming properties, expanded software sales to more screens in game centers including in universities, entertainment centers and casinos, as well as increased esports adoption and events, particularly in North America. We continue to adjust operations and cost structures to reflect the changing economic conditions. We also continue to focus on revenue and cost synergies from our acquisitions, and offering our customers additional gaming experiences through our affiliates. The gaming industry is characterized by an increasingly high degree of competition among a large number of participants, including game centers; riverboat casinos; dockside casinos; land-based casinos; video lottery; iGaming; online and retail sports betting; sports media companies; gaming at taverns; gaming at truck stop establishments; sweepstakes and poker machines not located in casinos; the potential for increased fantasy sports; significant growth of Native American gaming tribes, historic racing or state-sponsored i-lottery products in or adjacent to states we operate in; and other forms of gaming.

United Kingdom

Since the acquisition of the Argyll UK EEG iGaming business on July 31, 2020, the Company has responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against the Company. In recent months, the Company reduced its spending on marketing and was focused on retaining existing customers and reactivating past customers. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Board determined that the Company’s wholly-owned subsidiary, Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company further liquidated and deconsolidated wholly-owned subsidiary, Argyll Productions, on June 9, 2023. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of $2.2 million for Argyll Entertainment and $0.6 million for Argyll Productions.

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

Finland

On January 1, 2022, amendments to the Finnish Lotteries Act came into effect, further restricting marketing opportunities and enhancing the enforcement powers of the Finnish regulator. Prior to these amendments coming into effect, in the fiscal quarter ended December 31, 2021, the Company had received communications from the Finnish regulator requesting clarification on its marketing and gaming practices related to its Finnish EEG iGaming operations. The Company responded to the initial communication in the third quarter of fiscal year 2022 and received a second request for further clarification. On November 28, 2022, the Company provided its response, further addressing its business and marketing operations in Finland.

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

On May 14, 2018, the Supreme Court of the United States struck down the Professional and Amateur Sports Protection Act, a 1992 law that barred state-authorized sports gambling with some exceptions and made Nevada the only state where a person could wager on the results of a single game. Since the Supreme Court’s decision, sports gambling has commenced in numerous states and many more states have enabling legislation pending. We plan to explore expansion of our esports online wagering platform into other U.S. States, at the appropriate time, and seek licenses in the United States.

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

2.	That person knowingly accepted a financial instrument or proceeds thereof; and

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

Intellectual Property

Esports Entertainment Malta owns several trademarks for its Lucky Dino, Kalevala, Casinojefe and Fiksukasino brands and GGC, LLC owns the ggCircuit trademark.

The Company owns the underlying IP rights for the iDefix and Phoenix platforms.

As of June 30, 2023, the Company had 111 employees, 100 of which are full time employees and 11 of which are part time employees.

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

Summary of the Material Risks Associated with Our Business

These risks include, but are not limited to, the following:

●	Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.
●	If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be restricted and negatively impacted.
●	We implemented a one-for-one hundred reverse stock split of our common stock on February 22, 2023 (the “Reverse Stock Split”), and the liquidity of our common stock may continue to be adversely effected.
●	If we implement a second reverse stock split, the liquidity of our common stock may be further adversely effected.
●	The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock will continue to subordinate the rights of the holders of shares of our common stock and their terms have obligated us, and may continue to obligate us, to increase the value of such preferred stock due to forces that may be within, or outside of, our control.
●	The trading price of our common stock has been, and will likely continue to be, volatile and you could lose all or part of your investment.
●	The exercise of our outstanding options and warrants will result in significant dilution to our stockholders.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
●	We currently do not intend to pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.
●	We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.
●	You will experience dilution of your ownership interest due to the future issuance of additional shares of our common stock.
●	Our business may be materially and adversely affected by increased levels of debt.
●	Competition within the global interactive entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.
●	Our business may be materially and adversely affected by the combined company’s business following acquisitions. If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.
●	Recent regulatory changes in the Netherlands and Finland have had a material impact on our financial results and may have additional negative consequences on our business and operations in the future.
●	The coverage of business or our common stock by securities or industry analysts or the absence thereof could adversely affect the price of our securities and trading volume.
●	We may issue additional preferred stock in the future with terms that could dilute the voting power or reduce the value of our common stock.
●	Our Amended and Restated Articles of Incorporation allow for our board of directors to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock and warrants.
●	Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.
●	We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.
●	We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
●	If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
●	Our growth will depend on our ability to attract and retain users, and the loss of our users, failure to attract new users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.
●	Our online offerings are part of new and evolving industries, which presents significant uncertainty and business risks.
●	Our profitability depends upon many factors for which no assurance can be given.
●	Participation in the sports betting industry exposes us to trading, liability management and pricing risk. We may experience lower than expected profitability and potentially significant losses as a result of a failure to determine accurately the odds in relation to any particular event and/or any failure of the sports risk management processes.
●	We may be subject to the payment of contributions or fees to sporting bodies or rights holders for the use of their data.
●	We rely on other third-party data and live-streaming providers for real-time and accurate data and/or live streams for sporting events, and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
●	We operate in a very competitive business environment and if we do not adapt our approach and our products to meet this competitive environment, our business, results of operations or financial condition could be adversely impacted.
●	Risks that impact our affiliate marketing program may negatively impact us.
●	There has been consolidation among our competitors in the esports and gaming industry. Such consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive pricing models, gain a larger market share of customers, expand product offerings and broaden their geographic scope of operations.
●	Our business is particularly vulnerable to additional or increased taxes and fees.
●	Our growth prospects depend on the legal status of real-money gaming in various jurisdictions, including within the United States, and legalization may not occur in as many states or countries as we expect, or may occur at a slower pace than we anticipate. Additionally, even if jurisdictions legalize real money gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions, or the process of implementing regulations or securing the necessary licenses to operate in a particular jurisdiction may take longer than we anticipate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

●	Our business is subject to online security risk, including security breaches, denial of service or ransomware attacks, and loss or misuse of our stored information as a result of such a breach, including customers’ personal information, could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.
●	Risks related to our reliance on third party technology, platforms and software (“third-party software”), and any failures, errors, defects or disruptions in such third-party software could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects.
●	The success, including win or hold rates, of existing or future online betting and casino gaming products depends on a variety of factors and is not completely controlled by us.
●	Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.
●	Failure to attract, retain and motivate key employees may adversely affect our ability to compete and the loss of the services of key personnel could have a material adverse effect on the business.
●	Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
●	Failure to remediate our material weaknesses or maintain adequate financial, information technology and management processes and controls could lead to errors in our financial reporting, which could adversely affect our business.
●	Litigation costs and the outcome of litigation could have a material adverse effect on our business.
●	While we work to integrate the iGaming businesses and operations together and leverage with the esports business and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.
●	The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect our results.
●	We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk through hedging transactions may be limited.
●	The gaming industry is heavily regulated and failure by us to comply with applicable requirements could be disruptive to our business and could adversely affect our operations.
●	We may not be able to capitalize on the expansion of online or other forms of interactive gaming or other trends and changes in the gaming industry, due to laws and regulations governing these industries in different jurisdictions.
●	Global privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.
●	Our stockholders and business partners are subject to extensive governmental regulation and if a stockholder is found unsuitable by a gaming authority, that stockholder would not be able to beneficially own our shares directly or indirectly.
●	Because a number of our directors and a substantial portion of our assets are located in jurisdictions other than the United States and Canada, you may have no effective recourse against the directors not located in the United States and Canada for misconduct and may not be able to enforce a judgment and/or civil liabilities against these directors.
●	We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately, provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.
●	Our results of operations could be affected by natural events in the locations in which we operate or where our customers or suppliers operate.
●	Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures, which could reduce revenue.
●	We rely on third-party payment processors to process deposits and withdrawals made by our users, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
●	We are required to comply with applicable anti-money laundering and countering the financing of terrorism legislation, a breach of which could lead to government enforcement action or other litigation, potential liability, or otherwise harm our business.
●	We are subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.
●	In the context of our European Union (the “EU”)-facing operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate as well as in portions of our business outside the EU, which may negatively affect our operations and financial results.
●	We are subject to regulation affecting internet gaming which varies from one jurisdiction to another and future legislative and court proceedings pertaining to internet gaming may have a material impact on our operations and financial results.
●	Regulations that may be adopted with respect to the Internet and electronic commerce may decrease the growth in the use of the Internet and lead to the decrease in the demand for our products and services.
●	Legislative and regulatory changes could negatively affect our business and the business of our customers.
●	If we fail to enforce and maintain our intellectual property rights, our business and financial results could be adversely affected.
●	If we are subject to claims of intellectual property infringement or invalidity, our business operations and/or financial results may be negatively impacted either by the cost of litigation or any adverse result.
●	Our intellectual property may be insufficient to properly safeguard our technology and brands.
●	Compromises of our systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.
●	Systems, network or telecommunications failures or cyber-attacks may disrupt our business and have an adverse effect on our results of operations.
●	Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks that we cannot control.
●	Disruption of our network systems or their inability to meet growing demand can negatively affect our business and financial results.
●	Service interruptions of internet service providers could impair our ability to carry on our business.
●	Efforts to remediate our material weaknesses and comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.
●	Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock and common warrants.
●	We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our common stock less attractive to investors.

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

Risks Related to Owning our Common Stock

Because there is substantial doubt about our ability to continue as a going concern for a reasonable period of time, an investment in our common stock is highly speculative; holders of our common stock could suffer a total loss of their investment.

Without additional financing, our cash will be depleted in the near term. In addition to the risks related to the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, we have an accumulated deficit of $181,425,905 as of June 30, 2023 and have a history of recurring losses from operations and recurring negative cash flows from operations. We also considered our current liquidity as well as future market and economic conditions that may be deemed outside of our control as it relates to obtaining financing and generating future profits. We believe that our current level of cash is not sufficient to fund our operations and obligations without additional financing. Our ability to raise financing is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to us and the esports and iGaming industry. The combination of these conditions was determined to raise substantial doubt regarding our ability to continue as a going concern. Furthermore, we may seek alternative sources of equity or debt financing, delay capital expenditures or evaluate potential asset sales, and potentially could seek relief under the applicable bankruptcy or insolvency laws. In the event of a bankruptcy proceeding or insolvency, or restructuring of our capital structure, holders of our common stock could suffer a total loss of their investment.

If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days (the “Bid Price Rule”).

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2).

On October 11, 2022, we received a third letter from Nasdaq notifying us that our common stock will be delisted, and our common stock warrants traded under the symbols GMBLW and GMBLZ and our 10% Series A Cumulative Redeemable Convertible Preferred Stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of our common stock, common stock warrants and 10% Series A Cumulative Redeemable Convertible Preferred Stock will be suspended. We requested an appeal with the Nasdaq Hearings Panel (the “Panel”) and the hearing was held on November 17, 2022.

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule, and the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 (which, as described below, was subsequently extended on February 8, 2023) and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with the MVLS Rule. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the MVLS Rule or alternative criteria and was granted continued listing subject to the criteria noted above.

On February 8, 2023, we received notice from the Panel updating its remaining conditions as follows:

1.	On February 20, 2023, the Company shall provide a written update to the Panel regarding the progress of its debt-to-equity conversion plan and its impact on the Company’s equity;
2.	On March 7, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions; and
3.	On March 31, 2023, the Company shall demonstrate compliance with the Equity Rule.

The Company provided an update on its progress to the Panel on February 20, 2023 and on March 9, 2023, the Company received a letter from the Panel indicating that the Company has regained compliance with the Bid Price Rule.

On March 30, 2023, the Company submitted a written submission requesting an extension on the requirement to demonstrate compliance with the Equity Rule and on April 6, 2023, the Panel granted an extension through April 30, 2023.

On May 1, 2023, the Company announced it met the minimum Equity Rule.

On June 13, 2023, the Company received a notice from the Panel providing that the Company demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, including the Equity Rule, as outlined in Listing Rule 5550(b)(1).

On September 6, 2023, the Company received a deficiency notification letter from the Staff indicating that the Company was not in compliance with Bid Price Rule.

The Company has 180 calendar days from the date of such notice, or until March 4, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

The Company remains subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 13, 2024. In the event the Company fails to satisfy a continued listing requirement during the Panel Monitor, the Company will not be provided with the opportunity to present a compliance plan to the Staff and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules, but would instead have an opportunity to request a new hearing with the Panel. The Company’s securities may be delisted from Nasdaq at that time.

Any failure to maintain compliance with the continued listing requirements of Nasdaq could result in the delisting of our common stock from Nasdaq and negatively impact our Company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

If our common stock is delisted from Nasdaq and is traded over-the-counter, your ability to trade and the market price of our shares of common stock may be restricted and negatively impacted.

In addition to the foregoing, if our common stock is delisted from Nasdaq and is traded on the over-the-counter market, the application of the “penny stock” rules could adversely affect the market price of our common stock and increase the transaction costs to sell those shares. The SEC has adopted regulations which generally define a “penny stock” as any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions. If our common stock is delisted from Nasdaq and is traded on the over-the-counter market at a price of less than $5.00 per share, our common stock would be considered a penny stock. Unless otherwise exempted, the SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock, to deliver a standardized risk disclosure document that provides information about penny stock and the risks in the penny stock market, the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. Further, prior to a transaction in a penny stock, the penny stock rules require the broker-dealer to provide a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, the penny stock rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock is no longer a penny stock.

We implemented the Reverse Stock Split on February 22, 2023 and the liquidity of our common stock may be continue to be adversely effected.

We effected the Reverse Stock Split of our outstanding common stock. The liquidity of the shares of our common stock may continue to be affected adversely by the Reverse Stock Split given the reduced number of shares of our common stock that are outstanding following the Reverse Stock Split, particularly if the market price of our common stock does not increase from its recent decline partly as a result of the Reverse Stock Split. Following the Reverse Stock Split, the market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. There can be no assurance that our share prices will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

If we implement a second reverse stock split, the liquidity of our common stock may be further adversely effected.

If required to maintain compliance with Nasdaq listing rules, we will plan to effect a second reverse stock split of our outstanding common stock, with our Board having the discretion as to the exact ratio of any reverse stock split. Under Nevada law, our board of directors may take action to effect a reverse split of our common stock and a corresponding decrease to our authorized capital stock, without stockholder approval pursuant to Nevada Revised Statutes 78.207 if required to comply with the Bid Price Rule and if deemed to be in the interests of the Company. However, there can be no assurance that the market price per share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The liquidity of the shares of our common stock may be further affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split, particularly if the market price of our common stock does not increase as a result of the reverse stock split. Following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

The Series C Convertible Preferred Stock and Series D Convertible Preferred Stock will continue to subordinate the rights of the holders of shares of our common stock and their terms have obligated us, and may continue to obligate us, to increase the value of such preferred stock due to forces that may be within, or outside of, our control.

The Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock give the Holder many of the certain rights, including the ability to convert at will the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock to shares of our common stock at a discount to the market prices of our common stock, which results in dilution to the holders of shares of our common stock, and the right to payment of cash and/or shares as dividends accrued on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, and an increase in the respective Stated Values (and accordingly, the Conversion Amounts), based on a premium, in the event of a Triggering Event (as described in the Series C Certificate of Designations and Series D Certificate of Designations). Dividends accrued or paid on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock are expected to significantly reduce or eliminate any cash that we might otherwise have available for the payment of dividends on shares of common stock in the future. In the event a Bankruptcy Triggering Event (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) occurs, the Company will be required to redeem, in cash, the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock at a redemption price based on a required premium, as described in the Series C Certificate of Designations and Series D Certificate of Designations.

In addition, under Section 4(e)(iii) of the Series C Certificate of Designations and Series D Certificate of Designations, in the event that the Alternate Conversion Price (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) falls below the Floor Price (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) at the time of a conversion using the Alternate Conversion Price, the accrued and unpaid dividends on the outstanding shares of preferred stock shall automatically increase, pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) or, at the Company’s option, the Company shall deliver the applicable Alternate Conversion Floor Amount to the holder on the applicable date of conversion.

As part of the August 2023 Settlement Agreement and the October 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described below. Due to the down round price protection provision on the Series C Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the August 2023 Settlement Agreement from $0.44, and the October 2023 Settlement Agreement from $0.10, to the conversion price as defined below, of approximately $10.9 million based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the consolidated statement of operations as an addition to the net loss available to common stockholders in the year ending June 30, 2024. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.1935 as of August 15, 2023, for the August 2023 Settlement Agreement and the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.0965 as of October 6, 2023 for the October 2023 Settlement Agreement.

From July 1, 2023 through October 12, 2023, one business day preceding this filing, the Holder converted $12.3 million in Series C Convertible Preferred Stock for 49,916,813 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten (10) consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor in place at the time of the conversion, offset by the aggregate Alternate Conversion Floor Amount of approximately $3.8 million and accrued dividends of $0.5 million. The balance of Series C Convertible Preferred Stock was reduced to approximately $6.4 million as of October 12, 2023, one business day preceding this filing. The alternate conversion Floor Adjustment was recorded as a deemed dividend and will be on the consolidated statement of operations as an addition to the net loss available to common stockholders. No such amounts are due under the Series D Convertible Preferred Stock.

We have provided a summary of the material terms of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock in our Description of Securities, filed as Exhibit 4.4 to this report.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could affect our stock price and cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. The result of these charges may thus be to negatively affect the price of our common stock causing stockholders to suffer a reduction in the value of their shares and could impact our compliance with the Equity Rule under the Nasdaq listing rules.

The trading price of our common stock has been, and will likely continue to be, volatile and as a result you could lose all or part of your investment due to dips in the market price caused by market fluctuations.

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

Factors affecting the trading price of our common stock may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	lack of adjacent competitors;
●	our results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;
●	our ability to market new and enhanced products and services on a timely basis;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of sales of shares of our common stock by our directors, executive officers or significant stockholders, including sales of shares issued upon conversions of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general, and Nasdaq in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. The trading prices and valuations of these stocks, and of our common stock, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The exercise of our outstanding options and warrants will result in significant dilution to our stockholders.

As of June 30, 2023, we had outstanding options to purchase up to 30,621 shares of our common stock including an award of 25,000 time-based stock options to our Chief Executive Officer, for options to purchase a total of 25,000 shares of common stock. In addition, as of June 30, 2023, we had outstanding warrants to purchase up to approximately 1,975,339 shares of our common stock. The exercise of a significant portion of our outstanding options and warrants may result in significant dilution to our stockholders.

The coverage of business or our common stock by securities or industry analysts or the absence thereof could adversely affect the price of our securities and trading volume.

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

We currently do not expect to declare or pay dividends on our common stock. We have entered into, and in the future we may also enter into agreements that prohibit or restrict our ability to declare or pay dividends on our common stock. As a result, your only opportunity to achieve a return on your investment will be if the market price of our common stock appreciates and you sell your shares at a profit.

You will also experience dilution of your ownership interest due to the future issuance of additional shares of our common stock.

We are in a capital-intensive business and we do not have sufficient funds to finance the growth of our business or to support our projected capital expenditures. As a result, we will require additional funds from future equity or debt financings, including sales of preferred shares or convertible debt, to complete the development of new projects and pay the general and administrative costs of our business. We will in the future issue our previously authorized and unissued securities, resulting in the dilution of the ownership interests of holders of our common stock. We are currently authorized to issue 500,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. Additionally, we implemented the Reverse Stock Split, without a corresponding reduction in the total number of authorized shares of common stock. The potential issuance of such additional shares of common or preferred stock or convertible debt, including upon conversions of the Series C Convertible Preferred Stock and/or Series D Convertible Preferred Stock, may create downward pressure on the trading price of our common stock. We may also issue additional shares of common stock or other securities that are convertible into or exercisable for common stock in future public offerings or private placements for restructurings, capital raising purposes or for other business purposes. The future issuance of a substantial number of common shares into the public market, or the perception that such issuance could occur, could adversely affect the prevailing market price of our common shares. A decline in the price of our common shares could make it more difficult to raise funds through future offerings of our common stock or securities convertible into common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, either by us or our stockholders, including the Holder of our Series C Convertible Preferred Stock and Series D Convertible Preferred Stock. Actual sales of our common stock, or the perception in the market that we or holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by the Securities Act or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

We may issue additional preferred stock in the future with terms that could dilute the voting power or reduce the value of our common stock.

Our Amended and Restated Articles of Incorporation authorize us to issue, without stockholder approval, one or more series of preferred stock having such designation, powers, privileges, preferences, including preferences over our common stock with respect to dividends and distributions, terms of redemption and relative participation, optional, or other rights, if any, of the shares of each such series of preferred stock and any qualifications, limitations or restrictions thereof, as our Board may determine. In addition to the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that were issued to the Holder, the terms of one or more other series of preferred stock that we may issue in the future could dilute the voting power or reduce the value of our common stock. For example, the repurchase or redemption rights or liquidation preferences we assigned to the Holder of our preferred stock could affect the residual value of our common stock.

Our Amended and Restated Articles of Incorporation allow for our Board to create new series of preferred stock without further approval by our stockholders, which could have an anti-takeover effect and could adversely affect holders of our common stock and warrants.

Our authorized capital includes preferred stock issuable in one or more series. Our Board has the authority to issue preferred stock and determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting and dividend rights, of those shares without any further vote or action by stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of additional preferred stock, while providing desirable flexibility in connection with restructurings, possible financings and acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the voting power of our outstanding voting securities, which could deprive our holders of common stock of a premium that they might otherwise realize in connection with a proposed acquisition of our company.

On November 10, 2021, we designated 1,725,000 shares of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock, with a par value of $0.001 per share and liquidation preference of $11.00. On November 11, 2021, we announced that we priced an underwritten public offering of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock in the first series issuance of preferred stock, of which 835,950 shares were issued at $10.00 per share on November 16, 2021.

In addition, under the terms of the underwriting agreement for the public offering of the 10% Series A Cumulative Redeemable Convertible Preferred Stock, the Company granted the underwriters a 45-day option to purchase up to an additional 120,000 shares. On December 10, 2021, there was a partial exercise to purchase 35,950 shares.

Each share of 10% Series A Cumulative Redeemable Convertible Preferred Stock is convertible into one share of common stock at a conversion price of $17.50 per common share. Subject to earlier conversion or redemption, the 10% Series A Cumulative Redeemable Convertible Preferred Stock matures on November 15, 2026, at which point we must redeem the shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock at the redemption price.

Dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are cumulative from the date of issuance. The dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are payable in equal monthly installments on the last day of each calendar month, when, as and if declared by our Board, in cash at an annual rate of 10.0% per annum.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is also redeemable, at the option of the Board, in whole or in part, at any time on or after January 1, 2023.

The holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock will not have any voting rights, except whenever dividends on any share of any series of preferred stock (“Applicable Preferred Stock”) have not been paid in an aggregate amount equal to four monthly dividends on the shares, the holders of the Applicable Preferred Stock will have the exclusive and special right, voting separately as a class and without regard to series, to elect at an annual meeting of stockholders or special meeting held in place of it one member of the Board, until all arrearages in dividends and dividends in full for the current monthly period have been paid.

Further, on December 20, 2022, we entered into a Subscription and Investment Representation Agreement with a member of management, the Chief Financial Officer of the Company (Interim Chief Financial Officer at the time of the transaction), who was an accredited investor (the “Purchaser”), pursuant to which we agreed to issue and sell 100 shares of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), to the Purchaser for $10.00 per share in cash. The sale closed on December 21, 2022.

On December 21, 2022, we filed a Certificate of Designation with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of Preferred Stock. The Certificate of Designation provided that 100 shares of Series B Preferred Stock had 25 million votes each and was to vote together with the outstanding shares of our common stock as a single class exclusively with respect to any proposal to effect a reverse stock split of our common stock. The Series B Preferred Stock was voted, without action by the holder, on the reverse stock split proposal at our 2022 annual meeting of stockholders in the same proportion as shares of common stock were voted. The Series B Preferred Stock otherwise had no voting rights except as otherwise required by the Nevada Revised Statutes.

The Series B Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities. The Series B Preferred Stock had no rights with respect to any distribution of our assets, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up, whether voluntarily or involuntarily. The holder of the Series B Preferred Stock was not entitled to receive dividends of any kind.

Pursuant to the terms of the Series B Preferred Stock, the outstanding shares of Series B Preferred Stock were redeemed in whole following the effectiveness of stockholder approval of the Reverse Stock Split proposal. On February 10, 2023, the holder of the Series B Preferred Stock received consideration of $10.00 per share in cash, or $1,000 in the aggregate.

Additionally, on April 28, 2023 and May 22, 2023, we filed a Certificate of Designations with the Secretary of State of Nevada, effective as of the time of filing, for the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, respectively. These designated the rights, preferences, privileges and restrictions of the shares of Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock.

The exchange of the Senior Convertible Note into the Series C Convertible Preferred Stock extinguished the Senior Convertible Note and the related debt liability outstanding of $15,230,024 into 15,230 shares of Series C Convertible Preferred Stock, $0.001 par value per share, for a price of $1,000 per share (the “Series C Preferred Stock”).

On May 22, 2023, we completed an offering to the Holder of (i) 4,300 shares of new Series D Convertible Preferred Stock, $0.001 par value per share, for a price of $1,000 per share (the “Series D Preferred Stock”), (ii) Common Warrants to purchase 1,433,333 shares of our common stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for total gross proceeds to the Company of approximately $4,300,000.

The Series C Certificate of Designations and Series D Certificate of Designations are substantially the same and contemplate that both the Series C Preferred Stock and the Series D Preferred Stock will be convertible into common stock (the “Conversion Shares”) at the option of the holder at any time from time to time after the date of issuance thereof. The number of Conversion Shares issuable upon conversion of any share of Series C Preferred Stock or Series D Preferred Stock, as applicable, shall be determined by dividing (x) the Conversion Amount (as defined below) of a share of Series C Preferred Stock or share of Series D Preferred Stock, as applicable, by (y), at the holder’s option, either (i) the Conversion Price (as defined below); and (ii) the Alternate Conversion Price (as defined below), subject to the Floor Price (as defined below). “Conversion Amount” shall mean, with respect to each share of Series C Preferred Stock or share of Series D Preferred Stock, as applicable, the sum of (A) $1,000 (such amount, subject to adjustment, the “Stated Value”) and (B) all declared and unpaid dividends with respect to such Stated Value and any other amounts owed under the Series C Certificate of Designations or share of Series D Certificate of Designations, as applicable, “Conversion Price” shall mean $2.50 and $3.00, for the Series C Preferred Stock and for the Series D Preferred Stock, respectively, subject to adjustment as provided in the Series C Certificate of Designations and Series D Certificate of Designations. “Alternate Conversion Price” shall mean with respect to any Alternate Conversion that price which shall be, at the holder’s option, either (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the common stock during the ten (10) consecutive Trading Day period ending and including the Trading Day of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the common stock during such Alternate Conversion Measuring Period. “Floor Price” shall mean $0.44 and $0.39, for the Series C Preferred Stock and for the Series D Preferred Stock, respectively.

The Company shall not be allowed to effect the conversion of any of the Series C Preferred Stock or Series D Preferred Stock held by the holder, and such holder shall not have the right to convert any of the Series C Preferred Stock or Series D Preferred Stock held by such holder pursuant to the terms and conditions of the Series C Certificate of Designations and the Series D Certificate of Designations to the extent that after giving effect to such conversion, such holder together with its affiliates and certain related parties collectively would beneficially own in excess of 9.99% of the shares of common stock outstanding immediately after giving effect to such conversion.

Issuances of shares of common stock upon conversion of the Series D Preferred Stock and Common Warrants in excess of 20% of the Company’s outstanding shares of common stock would require approval by the Company’s stockholders pursuant to the rules and regulations of the Nasdaq Stock Market. Under the terms of the Securities Purchase Agreement for the Series D Preferred Stock offering, the Company was obligated to use its reasonable best efforts to obtain such stockholder approval by August 15, 2023, which was not achievable, despite reasonable best efforts.

Dividends on the Series C Preferred Stock and Series D Preferred Stock accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of each issuance and are payable by way of inclusion of the Dividends in the Conversion Amount on each Conversion Date in accordance with an optional conversion or upon any redemption thereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event, as defined in the Series C Certificate of Designations and Series D Certificate of Designations).

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of common stock (the “Series C and Series D Purchase Rights”), then each holder of the Series C Preferred Stock and Series D Preferred Stock will be entitled to acquire, upon the terms applicable to such Series C and Series D Purchase Rights, the aggregate Series C and Series D Purchase Rights which such holder could have acquired if such holder had held the number of shares of common stock acquirable upon complete conversion of all the Series C Preferred Stock and Series D Preferred Stock held by such holder immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Series C and Series D Purchase Rights, subject to certain limitations on beneficial ownership.

The Exchange Agreement that effected the exchange of the Senior Convertible Note to the Series C Preferred Stock and the Securities Purchase Agreement that effected the Series D Preferred Stock offering each contained certain covenants and restrictions that the Company shall not file certain registration statements or issue or sell securities for a period of time after the closings, as more fully described in such agreements. These agreements contains customary representations and warranties and certain indemnification rights and obligations of the parties.

Risks Related to Our Business

Competition within the global interactive entertainment and gaming industries is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our offerings do not continue to be popular, our business could be harmed.

There is intense competition amongst gaming solution providers. There are a number of established, well financed companies producing both land-based and online gaming and interactive entertainment products and systems that compete with our products. As some of our competitors have financial resources that are greater than ours, they may spend more money and time on developing and testing products, undertake more extensive marketing campaigns, adopt more aggressive pricing policies or otherwise develop more commercially successful products than us, which could impact our ability to win new marketing contracts and renew our existing ones. Furthermore, new competitors may enter our key market areas. If we are unable to obtain significant market presence or if we lose market share to our competitors, our results of operations and future prospects would be materially adversely affected. There are many companies with already established relationships with third parties, including gaming operators that are able to introduce directly competitive products and have the potential and resources to quickly develop competitive technologies. Our success depends on our ability to develop new products and enhance existing products at prices and on terms that are attractive to our customers.

There has also been consolidation among our competitors in the esports and gaming industry. Such consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive pricing models, gain a larger market share of customers, expand product offerings and broaden their geographic scope of operations.

The industries in which we operate are characterized by intense competition. We compete against other providers of retail or online sports betting and online or brick-and-mortar casinos, as well as against providers of online and mobile entertainment and leisure products more generally. Other companies that provide these products and services are often well-established and financed, and other companies may introduce competitive products or services. Our competitors may spend more money and time on developing and testing products and services, undertake more extensive or far-reaching marketing campaigns, adopt more aggressive pricing, bonusing or promotions or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. New competitors, whether licensed or not, may enter the sports betting or gaming industries. If we are unable to maintain or improve our market share, or if our offerings do not continue to be popular, our business, financial condition, results of operations and prospects could be adversely affected. Competitive pressures may also adversely affect our margins. We operate in the global gaming and entertainment industry with our online casino and online sports betting and other gaming offerings. Our customers face a vast array of entertainment choices. Other forms of entertainment, such as television, movies and digital streaming and on-demand services (which continue to gain popularity), social media, sporting events and in-person casinos, are more well-established, and our customers may view them as offering greater variety, affordability, interactivity and enjoyment. We compete with these and other forms of entertainment for our customers’ discretionary time and income. If we are unable to sustain sufficient interest in our online and retail product and service offerings in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected. Our ability to grow our revenue in the future will depend, in large part, upon our ability to attract new customers to our offerings and retain and engage existing customers, as well as continued user adoption of online casino and online sports betting more generally. Growth in the online casino, sports betting and gaming industries and the level of demand for and market acceptance of our offerings will be subject to a high degree of uncertainty. We cannot provide assurance that customer adoption of our offerings will continue at their current levels or increase, as necessary, in the future, or that we will achieve growth consistent with the industry.

We have a history of accumulated deficits, recurring losses and negative cash flows from operating activities. We may be unable to achieve or sustain profitability or remain a going concern.

We have only recently commenced revenue producing operations during the fiscal year ended June 30, 2021 through the previously mentioned acquisitions. If we are unable to increase revenues in future periods, we will not be able to achieve and maintain profitability. Beyond this, we may incur significant losses in the future for a number of reasons including other risks described in this document, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not ever be able to achieve profitability. We incurred negative cash flows from operating activities and recurring net losses in fiscal years 2023 and 2022. As of June 30, 2023, and 2022, our accumulated deficit was $181,425,905 and $149,140,426, respectively. These factors, among others, raised substantial doubt about our ability to continue as a going concern.

Our quarterly results can fluctuate and if we fail to meet the expectations of analysts or investors, our stock price and the value of your investment could decline substantially.

Our betting operations are subject to the seasonal variations dictated by the sporting calendar, which may have an effect on its financial performance. Customer engagement in our online casino and sports betting offerings may vary due to numerous factors, including customers satisfaction with our platform, the number and timing of sporting events, the length of professional sports seasons, our offerings and those of our competitors, our marketing efforts, climate and weather conditions, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance. Traditional sports have an off-season that can cause a corresponding, temporary decrease in their respective revenues. Our ability to generate revenues is also affected by the scheduling of major events that do not occur annually.

Cancellation or curtailment of significant sporting events, for example due to adverse weather, traffic or transport disruption or civil disturbances or the outbreak of infectious diseases, or the failure of certain sporting teams to qualify for sporting events, may adversely impact our business, financial condition and results of operations for the relevant period.

We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new offerings and features or enhance our existing offerings and features, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business may be harmed.

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

Risks that impact our affiliate marketing program may negatively impact us.

Because we generate website traffic through our affiliate marketing program, if participants in our affiliate marketing program see a slowdown in business or website traffic it may lead to fewer visitors on our website, which could have an adverse effect on our business.

Because a number of our directors and a substantial portion of our assets are located in jurisdictions other than the United States and Canada, you may have no effective recourse against the directors not located in the United States and Canada for misconduct and may not be able to enforce a judgment and/or civil liabilities against these directors.

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

Our business is particularly vulnerable to additional or increased taxes and fees.

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

A number of U.S. states have legalized, or are currently considering legalizing, real money gaming. Our business, financial condition, results of operations and prospects are significantly dependent upon continued and increasing legalization of real money gaming. If a large number of additional states or the federal government enact real money gaming legislation and we are unable to obtain, or are otherwise delayed in obtaining the necessary licenses to operate online sports betting or iGaming websites in U.S. jurisdictions where such games are legalized, our future growth in online sports betting and iGaming could be materially impaired.

As we enter into new jurisdictions, states or the federal government may legalize real money gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. For example, certain states require us to have a relationship with a retail operator for online gaming access, which tends to increase our costs of revenue. States that have established state-run monopolies may limit opportunities for participants like us. States also impose substantial tax rates on online sports betting and iGaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal- or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

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

Furthermore, in the online real money gaming industry, a significant “first mover” advantage exists. Our ability to compete effectively in respect of a particular style of online real money gaming in the United States may be premised on introducing a style of gaming before our competitors. Failing to do so could materially impair our ability to grow in the online real money gaming space. We may fail to accurately predict when online real money gaming will be legalized in significant jurisdictions. The legislative process in each state and at the Federal level is unique and capable of rapid, often unpredictable change. If we fail to accurately forecast when and how, if at all, online real money gaming will be legalized in additional state jurisdictions, such failure could impair our readiness to introduce online real money gaming offerings in such jurisdictions which could have a material adverse impact on our business.

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

If we experience unauthorized disclosure of the source code we currently license we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase security risks.

Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor; however, such measures cannot provide absolute security.

Risks related to our reliance on third party technology, platforms and software (“third-party software”), and any failures, errors, defects or disruptions in such third-party software could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects.

We rely on third party software that is critical to the performance of our platform and offerings and to user satisfaction. Lucky Dino has various third-party casino game suppliers.

If there is any interruption to the third-party software provided by these suppliers or their products or services are not as scalable as anticipated or at all, or if there are problems in upgrading such products or services, our business could be adversely affected, and we may be unable to find adequate replacement services on a timely basis or at all and/or at a reasonable price. Additionally, third-party software may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular product offering is unavailable when end users attempt to access it or navigation through our platforms is slower than they expect, users may be unable to place their bets and may be less likely to return to our platforms as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our platforms, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Moreover, end users are discriminating about the nature of the products offered and if our suppliers do not provide new and improved products on a regular basis, we may lose market share.

There is a risk that if contracts with such third parties are terminated or not renewed, or not renewed on favorable terms, or if they do not get the level of support (in terms of updates and technical assistance) they require as we grow, our financial condition and performance going forward may be materially impacted. There may be circumstances in which we wish to terminate our arrangements with such suppliers due to poor performance or other reasons, but we are unable to do so. Any such circumstance may have a material adverse effect on our reputation, business, financial condition and results of operations.

We are dependent upon such software suppliers defending any challenges to their intellectual property. Any litigation that arises as a result of such change could materially impact us and, even if legal actions were successfully defended, such actions could disrupt our business in the interim, divert management’s time and result in significant cost and expense for us. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

As a condition of an ongoing license, permit or other authorization required for their business, a key supplier may determine that a condition of the ongoing use its products and services, or the continuation of the license, is that we should block customers from certain territories, which may cause business disruption and loss should we either need to switch suppliers on short notice or discontinue business in certain territories, either permanently (while such suppliers are necessary) or pending the expiry of contract notice periods and/or the sourcing of alternative suppliers.

We rely on third-party providers to validate the identity and identify the location of our users, and if such providers fail to perform adequately, provide accurate information or we do not maintain business relationships with them, our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately or will function as designed and within the requirements of our business and the law. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our offerings and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation service provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materialize, we may be subject to disciplinary action, fines and lawsuits, and our business, financial condition and results of operations could be adversely affected.

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

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. Any introduction of legislation or regulations restricting financial transactions with online gambling operators or prohibiting the use of credit cards and other banking instruments for online gambling transactions, or any other increase in the stringency of regulation of financial transactions, whether in general or in relation to the online gambling industry in particular, may restrict our ability to accept payment from our customers or facilitate withdrawals by them. Certain governments may seek to impede the online gambling industry by introducing legislation or through enforcement measures designed to prevent customers or financial institutions based in their jurisdictions from transferring money to online gambling operations. They may seek to impose embargoes on currency use, wherever transactions are taking place. This may result in the providers of payment systems for a particular market deciding to cease providing their services for such market. This in turn would lead to an increased risk of payments due to us being misappropriated, frozen or diverted by banks and credit card companies. We may in the future offer new payment options to users that may be subject to additional regulations and risks. There may be a limited availability of alternative systems, in particular in light of recent consolidation in the financial services industry. We are also subject to a number of other laws and regulations relating to the payments we accept from our users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our users. If any of these events were to occur, our business, financial condition and results of operations could be adversely affected.

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

We receive deposits and other payments from customers in the normal course of their business. The receipt of monies from customers imposes anti-money laundering and other obligations and potential liabilities on us. Compliance with all such laws and regulations creates complex regulatory obligations which involves a risk of large financial penalties (in not being fully compliant) and additional potential burdens (in being fully compliant). While we have processes in place regarding customer profiling and the identification of customers’ source of funds, such processes may fail or prove to be inadequate whether in respect of the source of customers’ funds or otherwise. Any such failure or inadequacy could have a material adverse effect on our financial position and impact upon our licensing obligations.

Handling, or any form of facilitating the use of criminal property, is a crime in all jurisdictions in which we take material custom (and going forward will take material custom). In instances where no local licensing regime is in place and there is doubt in connection with the legality of the remote supply of gambling services, there is a risk that the authorities will claim that money movements in connection with gambling amounts to money laundering, irrespective of whether the intention is actually to launder money (i.e., to disguise or conceal its provenance). This gives rise to a risk that when monies are held in (or moved into) certain territories, authorities may wish to freeze their onward payment, seek to trace money movements into different jurisdictions and recover the relevant sums. This would give rise to conflicts of law issues (not all the definitions of what comprises criminal property are identical in all jurisdictions) and what may not amount to money laundering in one jurisdiction may satisfy the definition in that other territory. There is a risk that should any such claim be brought and be successful, significant funds may have to be repatriated to the jurisdiction bringing a claim, which would have a significant impact on our profitability.

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

Gambling operators can be liable to make contributions to sporting bodies whether under regulations or agreement, as a way of ensuring certain revenues generated from betting on sports are used to benefit those sports or related interests. We may also be required to pay royalties or other types of levies to the organizers of sporting events, or the rights holders in respect of such, to offer betting markets on such events. Any requirement to pay additional levies, fees or royalties could have a material adverse effect on our business. In all such cases, the level of any such levy, fee or royalty will be outside of our control and would have a negative effect on our business and financial results. We cannot predict with any certainty what future payments may be required for the success of their business and what other additional resources will need to be made available to address the conditions which impose fees, royalties or other levies, as well as sports integrity issues.

The success, including win or hold rates, of existing or future online betting and casino gaming products depends on a variety of factors and is not completely controlled by us.

The sports betting and casino gaming industries are characterized by an element of chance. Accordingly, our brands employ theoretical win rates to estimate what a certain type of sports bet or game, on average, will win or lose in the long run. Net win is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on our games and sports betting we offer to our users. We use the hold percentage as an indicator of a casino game’s or sports bet’s performance against its expected outcome. Although each game or sports bet generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period. In addition to the element of chance, win rates (hold percentages) may also (depending on the game involved) be affected by the spread of limits and factors that are beyond our control, such as an end user’s skill, experience and behavior, the mix of games played, the financial resources of users, the volume of bets placed and the amount of time spent gambling. As a result of the variability in these factors, the actual win rates on our online casino games and sports bets may differ from the theoretical win rates we have estimated and could result in the winnings of our casino game’s or sports bet’s users exceeding those anticipated. The variability of win rates (hold rates) also have the potential to negatively impact our financial condition, results of operations, and cash flows.

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

Profitability depends upon many factors, including the ability to develop and maintain valuable products and services, our ability to identify and obtain the rights to additional products to add to our existing product line, success and expansion of our sales programs, expansion of our customer base, obtaining the right balance of expense levels and the overall success of our business activities. We may not be able to achieve or sustain profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and our stock, and could impair our ability to raise capital, expand our business, diversify our product offerings or even continue our operations. A decline in the value of our stock could also cause you to lose all or part of your investment.

Future cash flow fluctuations may affect our ability to fund our working capital requirements or achieve our business objectives in a timely manner.

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

Our online offerings are part of new and evolving industries, which presents significant uncertainty and business risks.

The online gaming and interactive entertainment industry, which includes social, casual and mobile gaming and interactive entertainment, is relatively new and continues to evolve. Whether these industries grow and whether our online business will ultimately succeed, will be affected by, among other things, developments in social networks, mobile platforms, legal and regulatory developments (such as the passage of new laws or regulations or the extension of existing laws or regulations to online gaming activities), taxation of gaming activities, data privacy laws and regulation and other factors that we are unable to predict and which are beyond our control. Given the dynamic evolution of these industries, it can be difficult to plan strategically, and it is possible that competitors will be more successful than we are at adapting to change and pursuing business opportunities. Additionally, as the online gaming industry advances, including with respect to regulation, we may become subject to additional compliance-related costs. Consequently, we cannot provide assurance that its online and interactive offerings will grow at the rates expected or be successful in the long term.

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

Failure to attract, retain and motivate key employees may adversely affect our ability to compete and the loss of the services of key personnel could have a material adverse effect on the business.

We depend on the services of a few key executive officers. We recently hired a new Chief Executive Officer and promoted a new Chief Financial Officer, due to departures of our previous Chief Executive Officer and Chief Financial Officer (who also held the position of Chief Operating Officer and subsequently returned to this position), and the loss of any key persons could have a material adverse effect on our business, results of operations and financial condition. Our success is also highly dependent on our continuing ability to identify, hire, train, motivate and retain highly qualified technical, marketing and management personnel. Competition for such personnel can be intense, and we cannot provide assurance that we will be able to attract or retain highly qualified technical, marketing and management personnel in the future Stock options may comprise a significant component of key employee compensation, and if the market price of our common stock price declines, it may be difficult to retain such individuals. Similarly, changes in our share price may hinder our ability to recruit key employees, as they may elect to seek employment with other companies that they believe have better long-term prospects. Our inability to attract and retain the necessary technical, marketing and management personnel may adversely affect our future growth and profitability. Our retention and recruiting may require significant increases in compensation expenses, which would adversely affect our results of operation.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Although we are not required to provide an attestation report on the internal controls over financial reporting by our independent registered public accounting firm, we are required to comply with applicable requirements of the Sarbanes-Oxley Act as well as other rules and regulations that include, but are not limited to, the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting as it relates to our operations inclusive of recent business combinations. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Failure to remediate our material weaknesses or maintain adequate financial, information technology and management processes and controls could lead to errors in our financial reporting and decision making, which could adversely affect our business.

We have identified material weaknesses in our internal control that includes the inability to: (i) complete an effective assessment of our internal controls over financial reporting, (ii) maintain sufficient period-end financial reporting controls related to segregation of duties, reviews of completed or non-recurring transactions, accounting for income taxes, and procedures for preparing the financial statements and disclosures and (iii) maintain sufficient information technology controls and perform testing of information technology controls for operating effectiveness. If we do not remediate our material weaknesses and complete our implementation of internal controls, we may not detect errors timely, produce reliable financial reports, and prevent financial fraud. A lack of internal control could also result in regulatory scrutiny and a loss of confidence by stakeholders, which in turn could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law. If we are unable to upgrade our systems, implement additional financial and management controls, reporting systems, IT systems and procedures, and hire additional accounting, finance, compliance and audit staff in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired.

Our business is vulnerable to changing economic conditions and to other factors that adversely affect the industries in which we operate.

The demand for entertainment and leisure activities tends to be highly sensitive to changes in consumers’ disposable income, and thus can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdown, sustained high levels of unemployment, and increasing fuel or transportation costs, may reduce customers’ disposable income or result in fewer individuals visiting casinos, whether land-based or online, or otherwise engaging in entertainment and leisure activities, including gambling. As a result, we cannot ensure that demand for our products or services will remain constant. Continued or renewed adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in many financial markets, increasing interest rates, increasing energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, could lead to a further reduction in discretionary spending on leisure activities, such as gambling. Any significant or prolonged decrease in consumer spending on entertainment or leisure activities could reduce our online games, reducing our cash flows and revenues. If we experience a significant unexpected decrease in demand for our products, we could incur losses.

Changes in ownership of competitors or consolidations within the gaming industry may negatively impact pricing and lead to downward pricing pressures which could reduce revenue.

A decline in demand for our products in the gaming industry could adversely affect our business. Demand for our products is driven primarily by the replacement of existing services as well as the expansion of existing online gaming, and the expansion of new channels of distribution, such as mobile gaming. Additionally, consolidation within the online gambling market could result in us facing competition from larger combined entities, which may benefit from greater resources and economies of scale. Also, any fragmentation within the industry creating a number of smaller, independent operators with fewer resources could also adversely affect our business as these operators might cause a further slowdown in the replacement cycle for our products.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, among other things, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition and results of operations. Aside from the lawsuit and other matters referenced herein under the heading “Legal Proceedings”, we are not aware of any current material legal proceedings outstanding, threatened or pending as of the date hereof by or against us. However, given the nature of our business, we are, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business. Because the outcome of litigation is inherently uncertain, if one or more of such legal matters were to be resolved against us for amounts in excess of management’s expectations, our results of operations and financial condition could be materially adversely affected.

While we work to integrate the iGaming businesses and operations together and leverage with the esports business and operations, management’s focus and resources may be diverted from operational matters and other strategic opportunities.

Successful integration of acquisitions operations, sports betting, gaming and esports technology and personnel places an additional burden on management and other internal resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition, results of operations and prospects. In addition, uncertainty about the effect of the acquisitions on our systems, employees, customers, partners, and other third parties, including regulators, may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for some time after the acquisitions.

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

Our business may be materially and adversely affected by the combined company’s business following acquisitions. If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. According to the Board issued Accounting Standards Update No. 2014-02, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill, and Accounting Standards Update No. 2014-18, Business Combinations (Topic 805): Accounting for Identifiable Intangible Assets in a Business Combination, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at three different points in time. We must also perform annual tests for impairment. However, upon meeting certain criteria, we may not require a quantitative annual test. We may also be required to perform an interim impairment test, which is required if certain “triggering events” occur, such as adverse changes in the business climate or market which might negatively impact the value of a reporting unit. Finally, other intangible assets will continue to be amortized over their useful lives. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements and could impact our compliance with equity requirement under the Nasdaq listing rules.

Risks Related to International Operations

The risks related to international operations, in particular in countries outside of the United States and Canada, could negatively affect our results.

A material portion of our operations are conducted in foreign jurisdictions including Malta. It is expected that we will derive a significant majority of our revenue from transactions denominated in currencies other than the United States dollar, and we expect that receivables with respect to foreign revenues will continue to account for a majority of our total accounts and receivables outstanding. As such, our operations may be adversely affected by changes in applicable foreign government policies and legislation or social instability and other factors which are not within our control, including, but not limited to, recessions in foreign economies, expropriation, nationalization and limitation or restriction on repatriation of funds, assets or earnings, longer receivables collection periods and greater difficulty in collecting accounts receivable, changes in consumer tastes and trends, renegotiation or nullification of existing contracts or licenses, changes in gaming policies, regulatory requirements or the personnel administering them, currency fluctuations and devaluations, exchange controls, economic sanctions and royalty and tax increases, risk of terrorist activities, revolution, border disputes, implementation of tariffs and other trade barriers and protectionist practices, taxation policies, including royalty and tax increases and retroactive tax claims, volatility of financial markets and fluctuations in foreign exchange rates, difficulties in the protection of intellectual property particularly in countries with fewer intellectual property protections, the effects that evolving regulations regarding data privacy may have on our online operations, adverse changes in the creditworthiness of parties with whom we have significant receivables or forward currency exchange contracts, labor disputes and other risks arising out of foreign governmental sovereignty over the areas in which our operations are conducted. Our operations may also be adversely affected by social, political and economic instability and by laws and policies of such foreign jurisdictions affecting foreign trade, taxation and investment. If our operations are disrupted and/or the economic integrity of our contracts is threatened for unexpected reasons beyond our control, our business may be harmed.

Our international activities may require protracted negotiations with host governments, national companies and third parties. Foreign government regulations may favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In the event of a dispute arising in connection with our operations in a foreign jurisdiction where we conduct our business, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdictions of the courts of United States or Canada or enforcing American and Canadian judgments in such other jurisdictions. We may also be hindered or prevented from enforcing our rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity. Accordingly, our activities in foreign jurisdictions could be substantially affected by factors beyond our control, any of which could have a material adverse effect on us. We believe that management’s experience to date in commercializing our products and solutions in Europe and the Caribbean may be of assistance in helping to reduce these risks. Some countries in which we may operate may be considered politically and economically unstable.

Doing business in the industries in which we operate often requires compliance with numerous and extensive procedures and formalities. These procedures and formalities may result in unexpected or lengthy delays in commencing important business activities. In some cases, failure to follow such formalities or obtain relevant evidence may call into question the validity of the entity or the actions taken. Our management is unable to predict the effect of additional corporate and regulatory formalities which may be adopted in the future including whether any such laws or regulations would materially increase our cost of doing business or affect its operations in any area.

We may in the future enter into agreements and conduct activities outside of the jurisdictions where we currently carry on business, which may present challenges and risks that we have not faced in the past, any of which could adversely affect the results of operations and/or financial condition.

We are subject to foreign exchange and currency risks that could adversely affect our operations, and our ability to mitigate our foreign exchange risk through hedging transactions may be limited.

We expect that we will derive a significant majority of our revenues in currencies other than the United States dollar; however, a substantial portion of our operating expenses are incurred in United States dollars. Fluctuations in the exchange rate between the U.S. dollar, the Euro and other currencies may have a material adverse effect on our business, financial condition and operating results. Our consolidated financial results are affected by foreign currency exchange rate fluctuations. Foreign currency exchange rate exposures arise from current transactions and anticipated transactions denominated in currencies other than United States dollars and from the translation of foreign-currency-denominated balance sheet accounts into United States dollar-denominated balance sheet accounts. We are exposed to currency exchange rate fluctuations because portions of its revenue and expenses are denominated in currencies other than the United States dollar, particularly the Euro. In particular, uncertainty regarding economic conditions in Europe and the debt crisis affecting certain countries in the European Union pose risk to the stability of the Euro. Exchange rate fluctuations could adversely affect our operating results and cash flows and the value of its assets outside of United States. If a foreign currency is devalued in a jurisdiction in which we are paid in such currency, then our customers may be required to pay higher amounts for our products, which they may be unable or unwilling to pay.

While we may enter into forward currency swaps and other derivative instruments intended to mitigate the foreign currency exchange risk, there can be no assurance we will do so or that any instruments that we enter into will successfully mitigate such risk. If we enter into foreign currency forward or other hedging contracts, we would be subject to the risk that a counterparty to one or more of these contracts defaults on its performance under the contracts. During an economic downturn, a counterparty’s financial condition may deteriorate rapidly and with little notice, and we may be unable to take action to protect its exposure. In the event of a counterparty default, we could lose the benefit of its hedging contract, which may harm its business and financial condition. In the event that one or more of our counterparties becomes insolvent or files for bankruptcy, our ability to eventually recover any benefit lost as a result of that counterparty’s default may be limited by the liquidity of the counterparty. We expect that we will not be able to hedge all of our exposure to any particular foreign currency, and we may not hedge our exposure at all with respect to certain foreign currencies. Changes in exchange rates and our limited ability or inability to successfully hedge exchange rate risk could have an adverse impact on our liquidity and results of operations.

Global privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, limit our use of information, and adversely affect our business.

Personal privacy has become a significant issue in Canada, the United States, Europe, and many other countries in which we currently operate and may operate in the future. Many federal, state, and foreign legislatures and government agencies have imposed or are considering imposing restrictions and requirements about the collection, use, and disclosure of personal information obtained from individuals. Changes to laws or regulations affecting privacy could impose additional costs and liability on us and could limit its use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations, any of which could adversely affect our business, liquidity and results of operation.

Our results of operations could be affected by natural events in the locations in which we operate or where our customers or suppliers operate.

We, our customers, and our suppliers have operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of our facilities or the locations of our customers or suppliers due to a natural disaster could have a material adverse effect on revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or re-establish these functions and negatively impact our operating results. While we intend to seek insurance against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of our customers or suppliers may adversely affect its business, results of operations or financial condition.

Risks Related to Regulation

The gaming industry is heavily regulated and failure by us to comply with applicable requirements could be disruptive to our business and could adversely affect our operations.

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

Compliance with the various regulations applicable to internet gaming is costly and time-consuming. Regulatory authorities at the non-U.S., U.S. federal, state and local levels have broad powers with respect to the regulation and licensing of internet gaming operations and our license may be revoked, suspended or limited for non-compliance and regulators have the power to impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business.

Any license, permit, approval or finding of suitability may be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process which could adversely affect its operations. The finding of suitability process may be expensive and time-consuming. Our delay or failure to obtain licenses and approvals in any jurisdiction may prevent us from distributing our solutions and generating revenues. A gaming regulatory body may refuse to issue or renew a registration, license or other approval if we, or one of our directors, officers, employees or associates: (i) is considered to be a detriment to the integrity or lawful conduct or management of gaming, (ii) no longer meets a registration, license or other approval requirement, (iii) has breached or is in breach of a condition of registration, licensure, other approval or an operational agreement with a regulatory authority, (iv) has made a material misrepresentation, omission or misstatement in an application for registration, license or other approval or in reply to an enquiry by a person conducting an audit, investigation or inspection for a gaming regulatory authority, (v) has been refused a similar registration, license or other approval in another jurisdiction, (vi) has held a similar registration, or license or other approval in that province, state or another jurisdiction which has been suspended, revoked or cancelled, or (vii) has been convicted of an offense, inside or outside of the United States that calls into question our honesty or integrity or the honesty or integrity of one of our directors, officers, employees or associates.

Generally, any person who fails or refuses to apply for a finding of suitability or a license within the prescribed period after being advised that it is required by gaming authorities may be denied a license or found unsuitable, as applicable. Furthermore, we may be subject to disciplinary action or our license may be in peril if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or any of our subsidiaries, we: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities.

Additionally, our services must be approved in some jurisdictions in which they are offered, which approval cannot be assured or guaranteed. Obtaining these approvals is a time-consuming process that can be extremely costly. Even where a jurisdiction regulates online gaming, it may not be commercially desirable to secure a license in such a jurisdiction due to tax or other operational considerations.

A provider of gaming solutions may pursue corporate regulatory approval with regulators of a particular jurisdiction while it pursues technical regulatory approval for its gaming solutions by that same jurisdiction. It is possible that after incurring significant expenses and dedicating substantial time and effort towards such regulatory approvals, we may not obtain either of them. If we fail to obtain the necessary certification, registration, license, approval or finding of suitability in a given jurisdiction, we would likely be prohibited from distributing our services in that particular jurisdiction altogether. If we fail to seek, does not receive, or receive a revocation of a license in a particular jurisdiction for our games, hardware or software, then we cannot sell, service or place on a participation or leased basis or license our products in that jurisdiction and our issued licenses in other jurisdictions may be impacted. Furthermore, some jurisdictions require license holders to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. We may not be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Delays in regulatory approvals or failure to obtain such approvals may also serve as a barrier to entry to the market for our solutions. If we are unable to overcome the barriers to entry, it will materially affect our results of operations and future prospects. To the extent new gaming jurisdictions are established or expanded, we cannot guarantee we will be successful in penetrating such new jurisdictions or expanding our business in line with the growth of existing jurisdictions. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition could be impaired. Our failure to obtain the necessary regulatory approvals in jurisdictions, whether individually or collectively, would have a material adverse effect on our business.

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major stockholders, key employees or business partners. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing markets or into new jurisdictions can negatively affect our opportunities for growth or delay our ability to recognize revenue from the sale or installation of products in any such jurisdictions.

Directly related to the above risk, we have responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There have been no adverse judgments imposed by the UKGC against us. In recent months, we reduced our spending on marketing and were focused on retaining existing customers and reactivating past customers. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Company’s Board determined that the Company’s wholly-owned subsidiary, Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company further liquidated and deconsolidated wholly-owned subsidiary, Argyll Productions, on June 9, 2023. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of $2.2 million for Argyll Entertainment and $0.6 million for Argyll Productions.

We are subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of our business and our inability to market and sell our products in one or more countries. Additionally, any such violations could materially damage our reputation, brand, international expansion efforts, ability to attract and retain employees and our business, prospects, operating results and financial condition.

We also deal with significant amounts of cash in our operations and are subject to various reporting and anti-money laundering regulations. Any violation of anti-money laundering laws or regulations by any of our properties could have a material adverse impact on our business.

We are subject to regulation affecting internet gaming which varies from one jurisdiction to another and future legislative and court proceedings pertaining to internet gaming may have a material impact on our operations and financial results.

Online gambling is not unequivocally legal in all jurisdictions. We are licensed to supply gambling services from jurisdictions in which we operate but not in every jurisdiction where the customer is located. Some countries have introduced regulations attempting to restrict or prohibit internet gaming, while others have taken the position that internet gaming should be regulated and have adopted or are in the process of considering legislation to enable that regulation.

While the UK and other European countries and territories such as Malta, Alderney and Gibraltar have currently adopted a regime which permits its licensees to accept wagers from any jurisdiction, other countries, including the United States, have, or are in the process of implementing, regimes which permit only the targeting of the domestic market provided a local license is obtained and local taxes accounted for. Other European countries and territories continue to defend a licensing regime that protects monopoly providers and have combined this with an attempt to outlaw all other suppliers. By contrast, a number of countries have not passed legislation in relation to online gambling but may introduce it in the future. Some jurisdictions have not updated legislation focused on land-based gambling which may be interpreted in an unfavorable way to online gambling. Different jurisdictions have different views to determining where gambling takes place and which jurisdiction’s law applies and these views may change from time to time.

We currently block, through IP address filtering, direct access to wagering on our international websites from the United States and other jurisdictions that we are precluded from supplying our services to pursuant to our gaming license. Individuals are required to enter their age upon gaining access to our platform and any misrepresentation of such users age will result in the forfeiting of his or her deposit and any withdrawals from such users account requires proof of government issued identification. In addition, our payment service providers use their own identity and ISP verification software. Despite all such measures, it is conceivable that a user, underage or otherwise, could devise a way to evade our blocking measures and access our international websites from the United States or any other foreign jurisdiction in which we do not currently permit users to use our services.

Future legislative and court decisions may have a material impact on our operations and financial results. Therefore, there is a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities incumbent monopoly providers, or private individuals, could be initiated against us, internet service providers, credit card processors, advertisers and others involved in the internet gaming industry. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon our or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition as well as impact upon our reputation.

There can be no assurance that legally enforceable prohibiting legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to legislate or regulate various aspects of the internet or the online gaming industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determining that a jurisdiction should be blocked, or because a local license may be costly for us or our licensees to obtain and/or such licenses may contain other commercially undesirable conditions. In any case, such regulations may negatively impact our business and financial results.

We may not be able to capitalize on the expansion of online or other forms of interactive gaming or other trends and changes in the gaming industry, due to laws and regulations governing these industries in different Jurisdictions.

We participate in the new and evolving interactive gaming industry through our online, social and mobile products. We intend to take advantage of the liberalization of online and mobile gaming, within Canada, the U.S. and internationally; however, expansion of online and mobile gaming involves significant risks and uncertainties, including legal, business and financial risks. The success of online and mobile gaming and our interactive products and services may be affected by future developments in social networks, including Facebook, mobile platforms, regulatory developments, data privacy laws and other factors that we are unable to predict and are beyond our control. Consequently, our future operating results relating to our online gaming products and services are difficult to predict, and we cannot provide assurance that our products and services will grow at expected rates or be successful in the long term.

Additionally, our ability to successfully pursue our interactive gaming strategy depends on the laws and regulations relating to wagering through interactive channels. Internationally, laws relating to online gaming are evolving, particularly in Europe. To varying degrees, a number of European governments have taken steps to change the regulation of online wagering through the implementation of new or revised licensing and taxation regimes, including the possible imposition of sanctions on unlicensed providers. We cannot predict the timing, scope or terms of any such state, federal or foreign laws and regulations, or the extent to which any such laws and regulations will facilitate or hinder its interactive strategy.

Our ability to operate in our proposed online jurisdictions or expand in new online jurisdictions could be adversely affected by new or changing laws or regulations, new interpretations of existing laws or regulations, and difficulties or delays in obtaining or maintaining required licenses or product approvals.

Changes in existing gaming laws or regulations, new interpretations of existing gaming laws or regulations or changes in the manner in which existing laws and regulations are enforced, all with respect to online gaming activities, may hinder or prevent us from continuing to operate in those jurisdictions where we currently carry on business, which would harm our operating results and financial condition. Furthermore, gaming regulatory bodies may from time to time amend the various disclosures and reporting requirements. If we fail to comply with any existing or future disclosure or reporting requirements, the regulators may take action against us which could ultimately include fines, the conditioning, suspension or revocation of approvals, registrations, permits or licenses and other disciplinary action. It cannot be assured that we will be able to adequately adjust to such potential changes. Additionally, evolving laws and regulations regarding data privacy, cyber security and anti-money laundering could adversely impact opportunities for growth in our online business, and could result in additional compliance-related costs.

Public opinion can also exert a significant influence over the regulation of the gaming industry. A negative shift in the public’s perception of gaming could affect future legislation in different jurisdictions. Among other things, such a shift could cause jurisdictions to abandon proposals to legalize gaming, thereby limiting the number of new jurisdictions into which we could expand. Negative public perception could also lead to new restrictions on or to the prohibition of gaming in jurisdictions in which we currently operate.

Recent regulatory changes in the Netherlands and Finland have had a material impact on our financial results and may have additional negative consequences on our business and operations in the future.

In addition, as a result of regulatory developments in Finland, we received communications requesting clarification on our marketing and gaming practices related to its Finnish EEG iGaming operations, from the Finnish regulator. The net revenues for our Lucky Dino business have declined from approximately $22.2 million for the year ended June 30, 2022 to approximately $10.2 million for the year ended June 30, 2023. Net revenues for our Lucky Dino business represented approximately 44% of our consolidated net revenues for the year ended June 30, 2023.

There can be no assurance that operations and revenues from our Finnish and other iGaming operations will recover and not be further negatively impacted in the future.

Regulations that may be adopted with respect to the internet and electronic commerce may decrease the growth in the use of the internet and lead to the decrease in the demand for our products and services.

In addition to regulations pertaining to the gaming industry in general and specifically to online gaming, we may become subject to any number of laws and regulations that may be adopted with respect to the internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. Additionally, current laws, which predate or are incompatible with the internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the internet. The adoption of new laws or regulations relating to the internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the internet, decrease the demand for our products and services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

Our stockholders and business partners are subject to extensive governmental regulation and if a stockholder is found unsuitable by a gaming authority, that stockholder would not be able to beneficially own our Common Shares directly or indirectly.

In many jurisdictions, gaming laws can require any of our stockholders and business partners to file an application, be investigated, and qualify or have his, her or its suitability determined by gaming authorities. Gaming authorities have very broad discretion in determining whether an applicant should be deemed suitable. Subject to certain administrative proceeding requirements, the gaming regulators have the authority to deny any application or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability or approval, or fine any person licensed, registered or found suitable or approved, for any cause deemed reasonable by the gaming authorities.

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

Thus, any purchaser of the common stock offered by the Company may find themselves subject to investigation and potentially required to disgorge their shares due to regulatory action in one of the jurisdictions we operate.

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs. Compliance with these laws could increase our costs and impact the availability of components required to manufacture its products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact its results of operations, financial position or cash flows.

Legislative and regulatory changes could negatively affect our business and the business of our customers.

Legislative and regulatory changes may affect demand for or place limitations on the placement of our products. Such changes could affect us in a variety of ways. Legislation or regulation may introduce limitations on our products or opportunities for the use of our products and could foster competitive products or solutions at our or our customers’ expense. Our business will likely also suffer if our products become obsolete due to changes in laws or the regulatory framework.

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

In the context of our European Union (the “EU”)-facing operations, we may be subject to specific compliance obligations under the General Data Protection Regulation (EU) 2016/679 (the “GDPR”) and associated laws and regulations in different EU Member States in which we operate as well as in portions of our business outside the EU which may negatively affect our operations and financial results.

Every international business that has a presence in the EU as well as multiple data protection jurisdictions is subject to an impact on its operations placed by its obligation to comply with the requirements of the GDPR and associated EU legislation with respect to the offering of products or services to, or the monitoring of, individuals in the EU. We may also be subject to the local privacy and data protection laws of the EU Member States in which we offer products or services. Failure to comply with these EU data protection and privacy laws, can carry penalties and potential criminal sanctions, as well as the risk of litigation. In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the EU and, as such, will apply to our marketing activities within the EU. Following Brexit, the UK has adopted its own data protection and direct marketing laws (the “UK data protection laws”) which are currently based on the corresponding EU legislation. Our UK-facing operations may therefore be subject to specific compliance obligations under the UK data protection laws.

In our efforts to comply with these requirements, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. While the UK data protection laws are currently similar to the corresponding EU laws, it is possible that those laws will diverge in the future. To the extent that those laws do diverge, then that may increase the costs of maintaining regulatory compliance. There is also a risk that it may become more difficult to make cross-border transfers of personal data, as a result of diverging data protection regimes in the territories where our customers are located and the territories where our operations are based. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR or the e-Privacy Directive, or the UK data protection laws, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

Risks Related to Intellectual Property and Technology

Our intellectual property may be insufficient to properly safeguard our technology and brands.

We may apply for patent protection in the United States, Canada, Europe and other countries relating to certain existing and proposed processes, designs and methods and other product innovations. Patent applications can, however, take many years to issue and we can provide no assurance that any of these patents will be issued at all. If we are denied any or all of these patents, we may not be able to successfully prevent our competitors from imitating our solutions or using some or all of the processes that are the subject of such patent applications. Such imitation may lead to increased competition within the finite market for our solutions. Even if pending patents are issued to us, our intellectual property rights may not be sufficiently comprehensive to prevent our competitors from developing similar competitive products and technologies. Our success may also depend on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property and other game innovations and if the granted patents are challenged, protection may be lost. We may not be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, and there can be no assurance that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual property will not be successfully challenged or circumvented by competitors.

Computer source codes for technology licenses may also receive protection under international copyright laws. As such, we, or the party which we license the source code from, may need to initiate legal proceedings following such use to obtain orders to prevent further use of the source code.

We will also rely on trade secrets, ideas and proprietary know-how. Although we generally require our employees and independent contractors to enter into confidentiality and intellectual property assignment agreements, it cannot be assured that the obligations therein will be maintained and honored. If these agreements are breached, it is unlikely that the remedies available to us will be sufficient to compensate it for the damages suffered. In spite of confidentiality agreements and other methods of protecting trade secrets, our proprietary information could become known to or independently developed by competitors.

If we fail to adequately protect our intellectual property and confidential information, our business may be harmed, and our liquidity and results of operations may be materially adversely impacted.

If we are subject to claims of intellectual property infringement or invalidity our business operations and/or financial results may be negatively impacted either by the cost of litigation or any adverse result.

Monitoring infringement and misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect infringement or misappropriation of our proprietary rights. Although we intend to aggressively pursue anyone who is reasonably believed to be infringing upon our intellectual property rights and who poses a significant commercial risk to the business, to protect and enforce our intellectual property rights, initiating and maintaining suits against such third parties will require substantial financial resources. We may not have the financial resources to bring such suits, and, if we do bring such suits, we may not prevail. Regardless of our success in any such actions, the expenses and management distraction involved may have a material adverse effect on our financial position.

A significant portion of our revenues may be generated from products using certain intellectual property rights, and our operating results would be negatively impacted if we were unsuccessful in licensing certain of those rights and/or protecting those rights from infringement, including losses of proprietary information from breaches of our cyber security efforts.

Further, our competitors have been granted patents protecting various gaming products and solutions features, including systems, methods and designs. If our products and solutions employ these processes, or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. The question of whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain. In addition, because patent applications can take many years to issue, there may be applications now pending of which we are unaware, which might later result in issued patents that our products and solutions may infringe. There can be no assurance that our products, including those with currently pending patent applications, will not be determined to have infringed upon an existing third-party patent. If any of our products and solutions infringes a valid patent, we may be required to discontinue offering certain products or systems, pay damages, purchase a license to use the intellectual property in question from its owner, or redesign the product in question to avoid infringement. A license may not be available or may require us to pay substantial royalties, which could in turn force us to attempt to redesign the infringing product or to develop alternative technologies at a considerable expense. Additionally, we may not be successful in any attempt to redesign the infringing product or to develop alternative technologies, which could force us to withdraw our product or services from the market.

We may also infringe other intellectual property rights belonging to third parties, such as trademarks, copyrights and confidential information. As with patent litigation, the infringement of trademarks, copyrights and confidential information involve complex legal and factual issues and our products, branding or associated marketing materials may be found to have infringed existing third-party rights. When any third-party infringement occurs, we may be required to stop using the infringing intellectual property rights, pay damages and, if we wish to keep using the third-party intellectual property, purchase a license or otherwise redesign the product, branding or associated marketing materials to avoid further infringement. Such a license may not be available or may require us to pay substantial royalties.

It is also possible that the validity of any of our intellectual property rights might be challenged either in a standalone legal proceeding or as part of infringement claims in the future.

There can be no assurance that our intellectual property rights will withstand an invalidity claim and, if declared invalid, the protection afforded to the product, branding or marketing material will be lost.

Moreover, the future interpretation of intellectual property law regarding the validity of intellectual property by governmental agencies or courts in the United States, Canada, Europe or other jurisdictions in which we have rights could negatively affect the validity or enforceability of our current or future intellectual property. This could have multiple negative impacts including, without limitation, the marketability of, or anticipated revenue from, certain of our products. Additionally, due to the differences in foreign patent, trademark, copyright and other laws concerning proprietary rights, our intellectual property may not receive the same degree of protection in foreign countries as it would in the United States, Canada, or Europe. Our failure to possess, obtain or maintain adequate protection of its intellectual property rights for any reason in these jurisdictions could have a material adverse effect on its business, results of operations and financial condition.

Furthermore, infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and we may not have the financial and human resources to defend ourselves against any infringement suits that may be brought against us. Litigation can also distract management from day-to-day operations of the business.

In addition, our business is dependent in part on the intellectual property of third-parties. For example, we license intellectual property from third parties for use in our gaming products. Our future success may depend upon our ability to obtain licenses to use new and existing intellectual property and our ability to retain or expand existing licenses for certain products. If we are unable to obtain new licenses or renew or expand existing licenses, we may be required to discontinue or limit our use of such products that use the licensed marks and our financial condition, operating results or prospects may be harmed.

If we fail to enforce and maintain our intellectual property rights, our business and financial results could be adversely affected.

The success of our business depends on our continued ability to use our existing tradenames in order to increase our brand awareness. Esports Entertainment Malta owns EU registered trademarks for our Lucky Dino brands. The unauthorized use or other misappropriation of any of the foregoing trademarks or tradenames could diminish the value of our business or financial results which would have a material adverse effect on our financial condition and results of operation.

Compromises of our technology systems or unauthorized access to confidential information or our customers’ personal information could materially harm our reputation and business.

We collect and store confidential, personal information relating to our customers for various business purposes, including marketing and financial purposes, and credit card information for processing payments. For example, we handle, collect and store personal information in connection with our online gaming products. We may share this personal and confidential information with vendors or other third parties in connection with processing of transactions, operating certain aspects of our business or for marketing purposes. Our collection and use of personal data is governed by federal, state and provincial laws and regulations as well as the applicable laws and regulations in other countries in which it operates. Privacy law is an area that changes often and varies significantly by jurisdiction. We may incur significant costs in order to ensure compliance with the various privacy requirements. In addition, privacy laws and regulations may limit our ability to market to our customers.

We intend to assess and monitor the security of collection, storage and transmission of customer information on an ongoing basis. We intend to utilize commercially available software and technologies to monitor, assess and secure our network. However, the systems currently intended for transmissions and approval of payment card transactions, and the technology utilized in payment cards themselves, all of which can put payment card data at risk, are determined and controlled by the payment card industry, not us. Although we intend to take steps designed to safeguard our customers’ confidential personal information, our network and other systems and those of third parties, such as service providers, could be compromised by a third-party breach of our system’s security or that of a third-party provider or as a result of purposeful or accidental actions of third parties, our employees or those employees of a third party. Advances in computer and software capabilities and encryption technology, new tools and other developments may increase the risk of such a breach. As a result of any security breach, customer information or other proprietary data may be accessed or transmitted by or to a third party. Despite these measures, there can be no assurance that we are adequately protecting our customers’ information.

Any loss, disclosure or misappropriation of, or access to, customers’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, damage our reputation and expose us to claims from our customers, financial institutions, regulators, payment card associations, employees and other persons, any of which could have a material adverse effect on our business, revenues, financial conditions and operations.

Service interruptions of internet service providers could impair our ability to carry on our business.

Most of our customers will rely on internet service providers to allow our customers and servers to communicate with each other. If internet service providers experience service interruptions, communications over the internet may be interrupted and impair our ability to carry on business. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. In order to prepare for system problems, we intend to continuously seek to strengthen and enhance our planned facilities and the capability of our system infrastructure and support. Nevertheless, any system failure as a result of reliance on third parties, including network, software or hardware failure, which causes a delay or interruption in our online services and products and e-commerce services, could have a material adverse effect on our business, revenues, operating results and financial condition.

Disruption of our network systems or their inability to meet the growing demand can negatively affect our business and financial results.

The growth of internet usage has caused frequent interruptions and delays in processing and transmitting data over the internet. There can be no assurance that the internet infrastructure or our own network systems will be able to meet the demand placed on it by the continued growth of the internet, the overall online gaming and interactive entertainment industry and our customers.

The internet’s viability as a medium for products and services offered by us could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the internet as a viable channel.

End-users of our products and services will depend on internet service providers and our system infrastructure (or those of our licensed partners) for access to our or our licensees’ products and services. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption.

Systems, network or telecommunications failures or cyber-attacks may disrupt our business and have an adverse effect on our results of operations.

Any disruption in our network or telecommunications services could affect our ability to operate our games and online offerings, which would result in reduced revenues and customer down time. Our network and databases of business or customer information, including intellectual property, trade secrets, and other proprietary business information and those of third parties we utilize, will be susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, hackers, network penetration, data privacy or security breaches, denial of service attacks and similar events, including inadvertent dissemination of information due to increased use of social media. Despite implementation of network security measures and data protection safeguards by us, including a disaster recovery strategy for back office systems, our servers and computer resources will be vulnerable to viruses, malicious software, hacking, break-ins or theft, third-party security breaches, employee error or malfeasance, and other potential compromises. Disruptions from unauthorized access to or tampering with our computer systems, or those of third parties we utilize, in any such event could result in a wide range of negative outcomes, including devaluation of our intellectual property goodwill and/or brand appeal, increased expenditures on data security, and costly litigation, and can have a material adverse effect on our business, revenues, reputation, operating results and financial condition.

Malfunctions of third-party communications infrastructure, hardware and software expose us to a variety of risks that we cannot control.

Our business will depend upon the capacity, reliability and security of the infrastructure owned by third parties over which our offerings would be deployed. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure or whether or not those third parties will upgrade or improve their equipment. We depend on these companies to maintain the operational integrity of our connections. If one or more of these companies is unable or unwilling to supply or expand our levels of service in the future, our operations could be adversely impacted. Also, to the extent the number of users of networks utilizing our future products and services suddenly increases, the technology platform and secure hosting services which will be required to accommodate a higher volume of traffic may result in slower response times or service interruptions. System interruptions or increases in response time could result in a loss of potential or existing users and, if sustained or repeated, could reduce the appeal of the networks to users. In addition, users depend on real-time communications; outages caused by increased traffic could result in delays and system failures. These types of occurrences could cause users to perceive that our products and services do not function properly and could therefore adversely affect our ability to attract and retain licensees, strategic partners and customers.

Miscellaneous Risks of This Investment

Efforts to remediate our material weaknesses and comply with the applicable provisions of Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, we have been required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and related rules and regulations of the SEC. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process may result in a diversion of management’s time and attention and may involve significant expenditures. We have not maintained internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. The rules governing the standards that must be met for our evaluation management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We might encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. If we cannot remediate our material weaknesses or favorably assess the effectiveness of our internal control over financial reporting, investors could lose confidence in our financial information and the price of our common stock could decline.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock and common warrants.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Articles of Incorporation and/or Amended and Restated Bylaws:

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

The SEC established the smaller reporting company, or SRC, category of companies in 2008, and expanded it in 2018, in an effort to provide general regulatory relief for smaller companies. SRCs may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. For so long as we qualify as a non-accelerated filer and/or a SRC, we will be permitted to and we intend to rely on some or all of the accommodations available to such companies. These accommodations include:

●	not being required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act;
●	reduced financial disclosure obligations, including that SRCs need only provide two years of financial statements rather than three years; a maximum of two years of acquiree financial statements are required rather than three years; fewer circumstances under which pro forma financial statements are required; and less stringent age of financial statements requirements;
●	reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, transactions with related persons, and corporate governance; and
●	later deadlines for the filing of annual and quarterly reports compared to accelerated filers.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Effective on August 19, 2021, we relocated our executive and business offices to Block 6, Triq Paceville, Saint Julians, Malta, STJ 3109. We entered into a lease for our executive and business offices, consisting of approximately 284 square feet, for a term expiring in 2026. The annual rent for the first year under the lease agreement is €83,000, with such amount increasing by 4% in each of the subsequent years of the five-year term. We also have agents and locations in Carson City and Indiana, which serve as the headquarters for our gaming operations and ggC operations, respectively, in the United States. The ggC lease is month to month with a monthly rent of $3,000. We believe that our current structure, including our facilities are suitable and adequate to meet our needs for the immediate future, and that the productive capacity in such facilities is substantially being utilized.

Item 3. Legal Proceedings.

Legal Proceedings

On January 6, 2023, our former chairman and chief executive officer, Grant Johnson, filed a lawsuit in the United States District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 as well as 2,000 shares of the Company’s common stock, plus attorney’s fees. On February 28, 2023, Mr. Johnson filed an amended complaint to amend his original claim and to add an alleged defamation claim. On March 14, 2023, the Company filed its Pre-Motion Letter requesting that the claim be dismissed and on March 15, 2023 Mr. Johnson filed a letter to the Court requesting that the claim not be dismissed. On May 4, 2023, a pretrial conference took place and the Company decided not to move forward with the motion to dismiss and is preparing documents for the discovery phase and a response to the Plaintiff’s statement of claim as well as a counterclaim.

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

Approximate Number of Equity Security Holders

As of October 12, 2023, one business day preceding this filing, there were approximately 128 holders of record of our Common Stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Dividend Policy

We have not paid any cash dividends on our common stock and do not currently anticipate paying cash dividends in the foreseeable future. The agreements into which we may enter in the future, including indebtedness, may impose limitations on our ability to pay dividends or make other distributions on our capital stock. Payment of future dividends on our common stock, if any, will be at the discretion of our Board and will depend on, among other things, our results of operations, cash requirements and surplus, financial condition, contractual restrictions and other factors that our Board may deem relevant. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.

Recent Purchases

During the three months ended June 30, 2023, there were no repurchases of the Company’s Common Stock by the Company.

Recent Sales of Unregistered Securities

We sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

Date	Purchaser/Recipient	Security Type	Number of Securities	Consideration
May 8, 2023 – October 12, 2023	Holder of Series C Convertible Preferred Stock	Common Stock	50,327,288	Conversions of Series C Convertible Preferred Stock for shares of common stock

October 6, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	10,000	October 2023 Settlement Agreement

August 15, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	10,000	August 15 Settlement Agreement

June 30, 2023	Vendor	Common Stock	111,391	Services Provided

May 22, 2023	Holder of Series C Convertible Preferred Stock	Series D Convertible Preferred Stock, Series D Convertible Preferred Stock Warrants, Common Stock Warrants	4,300 shares of Series D Convertible Preferred Stock, Warrants to Purchase 4,300 shares of Series D Convertible Preferred Stock, Warrants to Purchase 1,433,333 shares of common stock	Series D Convertible Preferred Stock, Preferred Warrants and Warrants issued in private placement

April 28, 2023	Holder of Senior Convertible Note	Series C Convertible Preferred Stock	15,230	Exchange of Senior Convertible Note for shares of Series C Convertible Preferred Stock

January 31, 2023 – February 21, 2023	Holder of Senior Convertible Note	Common Stock	2,242,143	Conversion of debt principal under Senior Convertible Note

January 3, 2023	Alex Igelman, Chief Executive Officer	Common Stock	25,000	New hire inducement grant for services

December 21, 2022	Member of management	Preferred Stock (Series B)	100	$1,000

April 2, 2022	Damian Mathews, Former Chief Financial Officer (current Chief Operating Officer and Director)	Common Stock	2,000	New hire inducement grant for services

February 22, 2022	Holder of Senior Convertible Note	Senior Convertible Note	N/A	Exchange of Senior Convertible Note

May 28, 2021	Institutional Investor	Senior Convertible Note	N/A	$35,000,000

May 28, 2021	Institutional Investor	Warrants to Purchase Shares of Common Stock	40,000	No additional consideration; included as part of the sale of the Senior Convertible Note

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

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this discussion. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Esports Entertainment Group, Inc. (the “Company” or “EEG”) is an esports-focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical. We operate the business in two verticals, EEG iGaming and EEG Games.

We have financed operations primarily through the sale of equity securities and debt. Until revenues are sufficient to meet our needs, we will continue to attempt to secure financing through equity or debt securities.

Basis of Presentation

We operate two complementary business segments: Our EEG iGaming business and our EEG Games business.

EEG iGaming

EEG iGaming includes the esports betting platform with full casino and other functionality and services for iGaming customers. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is an MGA licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services all Lucky Dino.

EEG’s goal is to be a leader in the large and rapidly growing sector of esports real-money wagering, offering fans the ability to wager on approved esports events in a licensed and secure environment. From February 2021, under the terms of our MGA license, we are now able to accept wagers from residents of over 180 jurisdictions including countries within the EU, Canada, New Zealand and South Africa, on our platform.

Alongside the esports focused platform, EEG owns and operates five online casino brands of Lucky Dino Gaming Limited and Hiidenkivi Estonia OU, its wholly-owned subsidiary (collectively referred to as “Lucky Dino”), licensed by the MGA on its in-house built iDefix casino-platform. We currently hold one Tier-1 gambling licenses in Malta. Our Lucky Dino business provides a foothold in mature markets in Europe into which we believe we can cross-sell our esports offerings.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, and (2) the creation of esports content for distribution to the betting industry. Currently, we operate our esports EEG Games business in the United States and Europe.

Key Performance Indicators

In the esports and gaming industry, revenue is driven by discretionary consumer spending. We have no way of determining why customers spend more or less money; therefore, we are unable to quantify a dollar amount for each factor that impacts our customers’ spending behaviors. However, some insight into the factors that we believe are likely to account for such changes and which factors may have a greater impact than others, include decreases in discretionary consumer spending have historically been brought about by weakened general economic conditions, such as lackluster recoveries from recessions, high unemployment levels, higher income taxes, low levels of consumer confidence, weakness in the housing market and high fuel or other transportation costs. Such insights are based solely on our judgment and professional experience, and no assurance can be given as to the accuracy of our judgments. The vast majority of our revenues is EEG iGaming revenue, which is highly dependent upon the number and volume and spending levels of customers.

Reportable Segments

At June 30, 2023, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with June 30, 2022.

Financial Highlights

The following tables set forth a summary of our financial results for the periods indicated and are derived from our consolidated financial statements for the years ended June 30, 2023 and 2022, respectively:

	Year Ended June 30,
	2023	2022

Net revenue	$22,965,804	$58,351,650
Total operating costs and expenses (excluding Loss on disposal of businesses, net and Asset impairment charges)	$(43,635,968)	$(101,214,859)
Loss on disposal of businesses, net	$(3,497,221)	$-
Asset impairment charges	$(16,135,000)	$(46,498,689)
Total other income (expense), net	$8,017,282	$(18,544,634)
Income tax (expense) benefit	$(376)	$5,674,442
Net loss	$(32,285,479)	$(102,232,090)
Net loss attributable to common stockholders	$(33,632,161)	$(102,915,706)

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-U.S. GAAP (“U.S. GAAP” is defined as accounting principles generally accepted in the United States of America) financial performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-U.S. GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense, net; income taxes; depreciation and amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

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

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the year ended June 30,
	2023	2022
Net Revenue:
EEG iGaming segment	$19,690,722	$53,104,795
EEG Games segment	$3,275,082	$5,246,855

Total	$22,965,804	$58,351,650

Net loss:	$(32,285,479)	$(102,232,090)

Adjusted for:
Interest expense	$2,485,758	$6,423,039
Loss on disposal of businesses, net	$3,497,221	$-
Gain on termination of lease	$(799,901)	$-
Loss on conversion of senior convertible note	$-	$5,999,662
Loss on extinguishment of senior convertible note	$1,821,013	$28,478,804
Change in fair value of derivative liability	$(7,435,687)	$10,882,241
Change in fair value of warrant liability	$(7,113,292)	$(31,468,270)
Change in fair value of contingent consideration	$2,864,551	$(2,355,308)
Other non-operating (income) loss, net	$160,276	$584,466
Depreciation and amortization	$6,475,794	$12,026,581
Right of use asset amortization	$46,244	$506,742
Asset impairment charges	$16,135,000	$46,498,689
Stock-based compensation	$1,148,147	$5,165,653
Cost of acquisition	$35,931	$269,012
Income tax expense (benefit)	$376	$(5,674,442)
Total Adjusted EBITDA	$(12,964,048)	$(24,895,221)

Adjusted EBITDA
EEG iGaming segment	$(2,542,357)	$(7,019,463)
EEG Games segment	$(3,064,747)	$(4,915,549)
Other(1)	$(7,356,944)	$(12,960,209)
Total Adjusted EBITDA	$(12,964,048)	$(24,895,221)

(1) Other comprises corporate and overhead costs.

(2) We have no intersegment revenues or costs and thus no eliminations were required.

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

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The financial data is at the consolidated and reporting segment levels and reported in U.S. Dollars ($).

Comparison of Year ended June 30, 2023 and 2022

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The financial data is at the consolidated level and reported in U.S. Dollar ($).

Net Revenue

Net revenue totaled $23.0 million in the year ended June 30, 2023, a decrease of $35.4 million, or 61%, from the $58.4 million recorded in the year ended June 30, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll that were impacted by regulatory changes in the Netherlands, Finland and the UK, and the worsening investment and market conditions. Argyll Entertainment was declared bankrupt by the Swiss court on March 27, 2023 and Argyll Productions was liquidated on June 9, 2023. On these dates the Company lost control of the Argyll entities and as a result, they were deconsolidated. The decrease in the iGaming segment revenue was $33.4 million falling from $53.1 million to $19.7 million. Revenue in the EEG Games segment also decreased $1.9 million from $5.2 million to $3.3 million due to the disposal of the Helix Holdings, LLC game center assets in Foxboro, MA and North Bergen, NJ that occurred in June 2022 and lower other revenues. The Company’s continuing revenue generating business are Lucky Dino and ggC going into new fiscal year.

Cost of Revenue

Cost of revenue totaled $8.8 million in the year ended June 30, 2023, a decrease of $15.4 million, or 64%, from the $24.2 million recorded in the year ended June 30, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the liquidation of the Argyll operating entities on March 27, 2023 and June 9, 2023 and the decrease in the iGaming operations of Lucky Dino, Bethard and Argyll in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. This includes decreases of $9.2 million for payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $2.6 million for the game provider expenses and $1.8 million for lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $1.7 million lower hosting, hardware and equipment costs and other direct expenses.

Sales and Marketing

Sales and marketing expense totaled $5.9 million in the year ended June 30, 2023, a decrease of $19.8 million, or 77%, compared to the $25.7 million recorded for the year ended June 30, 2022. The decrease was primarily attributable to a $2.1 million reduction in marketing, $13.3 million lower affiliate costs and $0.2 million lower sponsorship costs related to the EEG iGaming segment and a $4.0 million reduction in corporate expense driven by $3.8 million less incurred for sponsorship agreements with professional sports clubs and our service partners, and $0.2 million less other sales and marketing costs.

General and Administrative

General and administrative expense totaled $28.9 million for the year ended June 30, 2023, a decrease of $22.4 million, or 44%, compared to the $51.3 million recorded for the year ended June 30, 2022. The decrease was primarily attributable to decreases of $5.4 million in payroll costs, $3.3 million depreciation and amortization, $2.5 million in information technology related costs, and $0.8 million decrease related to other general and administrative cost from the EEG iGaming segment, and further decreases of $0.8 million in payroll costs, $2.3 million depreciation and amortization, and $1.1 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs decreased $6.1 million with $1.3 million lower payroll costs, $3.5 million lower share based compensation expense and $1.3 million less other general and administrative cost primarily including lower professional fees.

Loss on disposal of businesses, net

During the year ended June 30, 2023, the Company recorded a loss on disposal of businesses, net of $3.5 million.

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license and received approximately $1.2 million in proceeds and $1.1 million in cash from the return of a deposit held with the Spanish regulator. The Company recognized a gain on disposal of the Spanish iGaming operations of $1.1 million.

On February 24, 2023, the Company sold its Bethard Business for purchase consideration determined by the Company to be $8.1 million comprised of cash received on the Bethard Closing Date of €1.65 million ($1.7 million using exchange rates in effect on the Bethard Closing Date), holdback consideration of €0.15 million ($0.16 million using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of €5.9 million ($6.2 million using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021 and other liabilities. The Company recognized a loss on disposal of the Bethard Business of $7.7 million in Loss on disposal of businesses, net.

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On December 8, 2022, Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company further liquidated and deconsolidated Argyll Productions on June 9, 2023. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of $2.1 million for Argyll Entertainment and $0.6 million for Argyll Productions, in loss on disposal of businesses, net.

As part of the sale and EGL on June 30, 2023, the Company recognized an additional gain on disposal of $0.4 million in loss on disposal of businesses, net.

The Company recognized a gain on sale of business of $1.1 million, which is included in other income (expense) in the year ended June 30, 2022.

Asset Impairment Charges

During the year ended June 30, 2023, the Company initiated a process to evaluate the strategic options for the EEG iGaming business, including exploring a sale of EEG iGaming assets due to increasing regulatory burdens and competition. In December 2022, the Company closed down its licensed remote gambling operation in the UK market and on December 9, 2022, surrendered its UK license, as part of the winding down of the Argyll UK iGaming operations. During the year ended June 30, 2023, the Company appointed a new Chief Executive Officer and a new interim Chief Financial Officer and on January 18, 2023, sold its EEG iGaming Spanish license. As part of these changes, the Company has been focused on reducing costs in its businesses as it has seen the EEG iGaming revenues decline significantly from levels seen in the previous year and previous quarters. This and uncertainties caused by inflation and world stability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment at December 31, 2022. For year ended June 30, 2023, the Company recognized total goodwill asset impairment charges of $16.1 million, with asset impairment charges to the goodwill of the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment. Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods.

As of June 30, 2022, the Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits in EGL and GGC. For the year ended June 30, 2022, the Company recognized $38.6 million of asset impairment charges of long-lived assets, including $23.1 million of goodwill and $15.5 million of long-lived assets in the EGL, GGC and Helix reporting units from the EEG Games segment. Also, during the year ended June 30, 2022, due to continuing liquidity and investment restraints and the additional regulation and expected costs of continuing in the UK market that the iGaming Argyll (UK) goodwill and asset group intangible assets and equipment were impaired resulting in asset impairment charges of $7.9 million, including $3.9 million of goodwill and $4.0 million of other long-lived assets in the iGaming Argyll reporting unit from the EEG iGaming segment. This was a total for the year ended June 30, 2022 of $46.5 million.

Other Income (expense)

Other income (expense), net changed $26.5 million from an expense of $18.5 million for the year ended June 30, 2022 to income of $8.0 million for the year ended June 30, 2023. The other income for the year ended June 30, 2023 resulted primarily from $2.5 million of interest expense related to the Senior Convertible Note, $1.8 million for the loss on extinguishment of the Senior Convertible Note related to the conversion of $19.3 million of the Senior Convertible note into 2,242,143 shares of our common stock and an increase of $2.9 million for the change in the fair value of the contingent consideration for Bethard, offset by other income primarily made up of $7.4 million for the change in the fair value of the derivative liability on Senior Convertible Note and $7.1 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $5.0 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $5.3 million valued on issuance at September 19, 2022 to $0.3 million at June 30, 2023 and a decrease of $2.0 million for the March 2022 Warrants from $2.1 million at June 30, 2022 to $0.1 million at June 30, 2023. Other warrants also decreased $0.1 million for the year ended June 30, 2023.

The other expense for the year ended June 30, 2022 results primarily from the $10.9 million expense for derivative liabilities on senior convertible note, $28.5 million of loss on extinguishment primarily attributable to amortization of the debt discount, $6.0 million loss on the conversion of the Senior Convertible Note, driven by the conversion of a principal provided to the Senior Convertible Note holder as part of the October 13, 2021 waiver provided on the covenants related to the Senior Convertible Note and $6.4 million in interest expense. These expenses were offset by other income primarily made up of $2.4 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction and $31.5 million from the reduction in fair value of the warrant liability. The Series A and Series B Warrants fair value decreased from $23.5 million as of June 30, 2021 to $0.1 million and the March 2022 Warrants decreased from initial fair value of $10.2 million to $2.1 million as of June 30, 2022, resulting in a total gain of $31.5 million.

Income Tax (expense) benefit

Income tax expense for June 30, 2023 was not material. During the year ended June 30, 2023, the Company recorded no material current taxes, remained in a cumulative loss position in all jurisdictions, and maintained a full valuation allowance position against any deferred tax assets in the jurisdictions it operated in, thus recording no deferred tax benefits or expenses. The income tax benefit for the year ended June 30, 2022 was $5.7 million, which resulted primarily from the release of valuation allowance of $5.7 million that followed an assessment of the realizability of our deferred tax assets subsequent to the completion of the Bethard acquisition.

Capital Resources and Liquidity

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

The Company considered that it had an accumulated deficit of $181.4 million as of June 30, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At June 30, 2023, the Company had total current assets of $4.0 million and total current liabilities of $8.9 million. Net cash used in operating activities for the year ended June 30, 2023 was $15.7 million, which includes a net loss of $32.3 million.

The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2023, the Company had $1.7 million of available cash on-hand and net current liabilities of $4.8 million.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) up to $7.2 million in gross proceeds from the Equity Distribution Agreement, through an “at the market” (“ATM”) equity offering program whereby the Company will retain 50% of the net proceeds from ATM Sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other customary offering expenses) and the remaining 50% of the net proceeds from ATM Sales be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Preferred Stock, unless the Holder elects to change such allocations (discussed further below per the waiver dated October 6, 2023); (ii) the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and (iii) the ability to raise additional financing from other sources. The Company has been able to raise additional funds through the capital markets and direct offerings and has recently completed the following transactions that have added to cash flow and include additional potential sources of funding, including, (1) on May 22, 2023 the Company closed the issuance of the Series D Preferred Stock, that includes the issuance of (i) 4,300 shares of Series D Preferred Stock for a price of $1,000 per share, (ii) Common Warrants to purchase 1,433,333 shares of our common stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for a total gross proceeds to the Company of $4.3 million before deducting underwriting discounts and commissions of $0.3 million, for net proceeds of $4.0 million, with the preferred warrants to purchase the Series D Preferred Stock as a potential source of additional funds; (2) on August 15, 2023, the Company closed a securities purchase agreement with the holder of the Company’s outstanding Series C Preferred Stock and Series D Preferred Stock (the “Holder”) (the “August RD SPA”). The August RD SPA relates to the offering of (i) 1,000,000 shares of our common stock (the “Common Stock”), $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (ii) pre-funded warrants to purchase 4,167,959 shares of our Common Stock at a price of $0.1935 per warrant, directly to such Holder (the “August RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The August RD Pre-funded Warrants were exercisable immediately upon issuance and were entirely exercised at an exercise price of $0.001 per share of Common Stock on August 17, 2023. The gross proceeds from the issuance and sale of the shares of Common Stock and August RD Pre-funded Warrants, was approximately $1.0 million, before deducting the estimated offering expenses payable of $130,000, for net proceeds of $870,000;

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

The amount of available cash on hand on October 12, 2023, one business day preceding this filing, was $0.3 million.

The Company believes that its current level of cash is not sufficient to fund its operations and obligations without additional financing. Although the Company has financing available, as described above, the ability to raise financing using these sources is subject to several factors, including market and economic conditions, performance, and investor sentiment as it relates to the Company and the esports and iGaming industry. The combination of these conditions was determined to raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least one year from the date of issuance of these consolidated financial statements.

Our material cash requirements include sponsorships with professional teams and an online wagering and services agreement. The Company is expected to incur $0.5 million in sponsorship obligations with various sports teams, with $0.3 being incurred within the next 12 months. The Company is also required to pay $1,250,000 and issue 100 shares of common stock annually under the Bally’s Corporation wagering and services agreement that extends for 10 years from July 1, 2021 and has minimum annual commitments from September 28, 2023 of approximately $385,000 under the online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals.

The Company’s sources and (uses) of cash for the year ended June 30, 2023 and 2022 are shown below:

	2023	2022
Cash (used in) operating activities	$(15,746,481)	$(21,006,437)
Cash provided by (used in) investing activities	$2,936,561	$(20,080,376)
Cash provided by financing activities	$8,679,888	$23,488,285

Net cash used in operating activities for the year ended June 30, 2023 was $15.7 million, which includes a net loss of $32.3 million, offset by net non-cash adjustments of $16.6 million.

Net cash provided by investing activities for the year ended June 30, 2023 totaled $2.9 million principally related to the sale of the Bethard business and Spanish operations.

Net cash provided by financing activities for the year ended June 30, 2023 totaled $8.7 million, which related to $4.0 million net proceeds from the sale of the Series D Convertible Preferred Stock issuance, $9.0 million net proceeds from the December 2022 Registered Direct Offering, including exercise of pre-funded warrants, and the September 2022 Offering, offset by the repayments of part of the Senior Convertible Note principal of $3.5 million, repayments of notes payable and a finance lease for less than $0.1 million and the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock of $0.8 million.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires our management to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates are based on management’s historical and industry experience and on various other assumptions that are believed to be reasonable under the circumstances. On a regular basis, we evaluate these accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material.

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

Revenue recognition

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “EEG iGaming revenue”), and esports revenue (referred to herein as “EEG Games Revenue”), consisting of the sales of subscriptions to access cloud-based software used by independent operators of game centers, and from hardware and equipment sales, consulting and data analytic services provided to game operators (“EEG Games Esports and Other Revenue”), and from the provision of esports event and team management services (“EEG Games Esports Event Management and Team Service Revenue”). The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

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

EEG iGaming Revenue

EEG iGaming revenue is derived from the placement of bets by end-users, also referred to as customers, through online gaming sites. The transaction price in an iGaming contract, or Net Gaming Revenue (“NGR”), is the difference between gaming wins and losses, as further reduced by any nondiscretionary incentives awarded to the customer. Gaming transactions involve four performance obligations, namely the settlement of each individual bet, the honoring of discretionary incentives available to the customer through loyalty reward programs, the award of free spin and deposit match bonuses, and the winning of a casino jackpot. The total amount wagered by a customer is commonly referred to as the win or Gross Gaming Revenue (“GGR”). The GGR is allocated to each performance obligation using the relative standalone selling price determined for iGaming contracts.

Revenue recognition for individual wagers is recognized when the gaming occurs, as such gaming activities are settled immediately. The revenue allocated to incentives, such as loyalty points offered through a rewards program, is deferred and recognized as revenue when the loyalty points are redeemed. Revenue allocated to free spins and deposit matches, referred to as bonuses, are recognized at the time that they are wagered. Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. The Company applies a practical expedient by accounting for its performance obligations on a portfolio basis as iGaming contracts have similar characteristics. The Company expects the application of the revenue recognition guidance to a portfolio of iGaming contracts will not materially differ from the application of the revenue recognition guidance on an individual contract basis.

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

EEG Games Revenue

EEG Games Esports and Other Revenue

The Company derives revenue from sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting services provided to game operators. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, using the input method of time lapsed to measure the progress toward satisfying the performance obligation, which generally can range from one month to three years in duration, beginning on the date the customer is provided access to the Company’s hosted software platform. Maintenance services are recognized over time, using the input method as services are performed.

The Company previously derived revenue from its operation of game centers and revenue was recognized when a customer purchased time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of concessions was recognized at the point of sale. The Company disposed of this revenue stream through the sale of Helix on June 10, 2022.

The Company further provides hardware and equipment sales and consultation services related to the use of hardware and equipment for gaming operations together with implementation services that include sourcing, training, planning, and installation of technology. The Company considers services related to hardware and equipment and implementation, as separate performance obligations. Revenue for hardware and equipment sales and implementation are recognized at a point in time upon satisfaction of the performance obligation when the customer obtains control.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account the Company’s overall pricing objectives, considering market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts. The Company does not have any significant financing components or significant payment terms in its contracts.

EEG Games Esports Event Management and Team Service Revenue

The Company derived revenue from esports event management and team services prior to the sale of EGL on June 30, 2023. Esports event management services supported the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live in person or online. The revenue generated from esports event management services was generally earned on a fixed fee basis per event.

The esports team services offerings of the Company included recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

Esports event management and team services revenues were recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognized revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services was recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services was recorded as deferred revenue on the consolidated balance sheets. The Company also could enter into profit sharing arrangements which were determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements was recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contact may further have required the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company did not recognize revenue from the processing of payments until the conclusion of the event or tournament.

The Company evaluated the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third-party contractor, the Company acted as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company had determined it acts in the role of an agent to the customer as the event creator. The Company also determined it acted as an agent when it collected a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

Impairment of Goodwill and long-lived assets

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles – Goodwill and Other, after the disposals in the year ended June 30, 2023, our business is classified into the following reporting units: iGaming Malta and GGC.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide information required by this Item.

Item 8. Financial Statements and Supplementary Data

See financial statements included in Item 15 “Exhibits, Financial Statement Schedules” of this annual report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

As previously reported on Form 8-K filed with the Securities and Exchange Commission on October 28, 2022, based on information provided by the Company’s independent registered public accounting firm, Friedman LLP, effective September 1, 2022, Friedman LLP combined with Marcum LLP and continued to operate as an independent registered public accounting firm. On October 25, 2022, the Audit Committee of the Board of Directors of the Company approved the dismissal of Friedman LLP and the engagement of Marcum LLP to serve as the independent registered public accounting firm of the Company. The services previously provided by Friedman LLP are now provided by Marcum LLP. There are no disagreements with accountants on accounting and financial disclosure.

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

As of June 30, 2023, management has not completed an effective assessment of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) Internal Control – Integrated Framework. Management has concluded that, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1.	We did not perform an ongoing and/or separate formal evaluation to determine whether the components of internal control are present and functioning within the period under audit;
2.	We did not have sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of certain completed or non-recurring transactions, accounting for income taxes, and certain procedures for preparing the financial statements and disclosures.
3.	We did not have sufficient controls in place as it relates to information technology (“IT”) controls and IT controls were not formally evaluated to determine operating effectiveness, including the evaluation of system organization controls and related complementary user entity controls.

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

Remediation Plans and Actions

Management has taken, and will continue to take, several actions to remediate the identified material weaknesses. By fiscal year end 2024:

●	during the period ending June 30, 2023, the Company has undergone significant changes in its business composition and operations and is performing a risk assessment to reevaluate the control environment and to implement, enhance, monitor, and assess the internal controls; and

●	continue with the development of procedures for executing the design, documentation, implementation, and assessment of internal controls.

Although management believes the Company has made improvements, additional efforts are necessary to remediate the material weaknesses. To further address the material weaknesses, the Company will, among other things, continue to:

●	conduct training for process and control owners about the system of internal control and Sarbanes-Oxley requirements and control design and execution best practices;

●	engaging an experienced income tax consultant to assist management

●	reinforce accountability and retaining required supporting control documentation through the implementation of a control repository for retaining evidence;

●	implement reporting tools and procedures for the monitoring of SOX compliance throughout the organization;

●	perform detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigate risks of any unavoidable conflicts; and

●	perform detailed assessment and evaluation of information technology controls to ensure the proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

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

Changes in Internal Control over Financial Reporting

Other than changes described under “—Remediation Plans and Actions,” there were no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The names of our executive officers and directors and their age, title, and biography as of June 30, 2023 are set forth below. Our officers and directors serve until their respective successors are elected and qualified.

Name	Age	Position(s)
Non-Executive Directors:
Alan Alden	62	Director
Jan Jones Blackhurst	74	Director and Chair of the Board of Directors
Chul Woong Lim	41	Director
Robert Soper	51	Director
Executive Officers:
Alex Igelman	57	Chief Executive Officer (Principal Executive Officer)
Damian Mathews	51

Chief Operating Officer and Director,

Former Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) (resigned December 31, 2022) and

Former Chief Operating Officer (resigned December 31, 2022, reappointed May 29, 2023)

Jennifer Pace	59	Chief People Officer
Lydia Roy	50	Group General Counsel and Compliance, Corporate Secretary
Michael Villani	47	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

The following noteworthy experience, qualifications, attributes and skills for each Board member, together with the biographical information for each person described below, led to our conclusion that the person should serve as a director in light of our business and structure:

Alan Alden

Mr. Alden has served as a director of the Company since October 2020. Mr. Alden has been a specialist in advising remote gaming companies located in Malta since 2000, when he advised the first remote gaming companies as the Senior Manager of Enterprise Risk Services at Deloitte & Touche (Malta). In 2006, Mr. Alden established Kyte Consultants Ltd, a company that specialized in the remote gaming and payment card sectors, to assist companies located in Malta. In 2009, Mr. Alden became a founding director in Contact Advisory Services Ltd, a licensed Company Service Provider that offers a complete service to its customers, from company incorporation, to licensing for gaming and financial institutions. Since 2010, Mr. Alden has served as the General Secretary of the Malta Remote Gaming Council. Mr. Alden is a Certified Information Systems Security Professional and a Certified Information Systems Auditor. Mr. Alden was also the founding President of the ISACA Malta Chapter between 2005 and 2008. In 2015, Mr. Alden became a Part Time Lecturer on IT Auditing at the University of Malta. Mr. Alden was selected to serve as a director because of his extensive experience in the gaming industry.

Jan Jones Blackhurst

Ms. Jones Blackhurst has served as a director of the Company since May 2022 and as Chair of the Board of Directors on . Ms. Jones Blackhurst has served as a director of Caesars Entertainment, Inc. (Nasdaq: CZR) since October 2019. Ms. Jones Blackhurst served as Executive Vice President, Public Policy and Corporate Responsibility of Caesars from May 2017 through September 2019. Ms. Jones Blackhurst also served as Executive Vice President of Communications and Government Relations of Caesars from November 2011 until May 2017 and as Senior Vice President of Communications and Government Relations of Caesars from November 1999 to November 2011. Ms. Jones Blackhurst has over 20 years of experience in the gaming industry and has played a key role in innovating responsible gaming programs that are now used throughout the industry. Ms. Jones Blackhurst serves as the Chairwoman of the Public Education Foundation and as Chief Executive-In-Residence of the UNLV International Gaming Institute. Ms. Jones Blackhurst became Executive Director, UNLV Black Fire Leadership Initiative in January 2022. Since February 2022, Ms. Jones Blackhurst has served as a director of Gaming & Hospitality Acquisition Corp. Prior to joining Caesars, Ms. Jones Blackhurst served two terms as Mayor of Las Vegas, from 1991 until 1999. Ms. Blackhurst was selected to serve as a director because of her extensive experience in the gaming industry and proven leadership abilities.

Chul Woong Lim

Mr. Lim has served as a director of the Company since October 2020. Since June 2018, Mr. Lim has served as Director of Global Business for Loud Communications based in Seoul, South Korea. Between 2014 and 2018 Mr. Lim was the Secretary General of the International e-Sports Federation (IeSF) based in Seoul, South Korea where he was responsible for relations with 47 national federations, international sports authorities, and global partners, in addition to organizing and operating the eSports World Championship and other international esports tournaments. During 2010, Mr. Lim was Deputy Manager of Sports Marketing with FIRSONS Inc., a Seoul, South Korea based sports events marketing firm. Mr. Lim served as a director of the Company from January 30, 2015 and October 26, 2016. Mr. Lim received a B.S. in Physical Education from Seoul National University. Mr. Lim was selected to serve as a director because of his extensive experience in the gaming industry.

Robert Soper

Mr. Soper has served as a director since June 2023. Mr. Soper has served as Chief Executive Officer and Founder of Sun Gaming & Hospitality LLC since April 2017. Mr. Soper also served as International President for Mohegan Gaming & Entertainment from March 2021 to June 2022. Prior to this, Mr. Soper spent over 20 years serving in various executive roles, including as President and Chief Executive Officer of various Mohegan Sun entities. Mr. Soper previously served as President and Chief Executive Officer of Mohegan Sun Pocono in Wilkes-Barre, PA, and President and Chief Executive Officer of Mohegan Sun in Uncasville, Connecticut. As President and Chief Executive Officer of these properties, Mr. Soper was responsible for overseeing the successful launch of the first casino in the Commonwealth of Pennsylvania as well as the launch of online gaming for the organization. In addition, Mr. Soper served as President and Chief Executive Officer of the Mohegan parent company, Mohegan Tribal Gaming Authority (MTGA) where he oversaw all business development efforts and day-to-day operations of MTGA. Mr. Soper graduated magna cum laude with a Bachelor of Business Administration in Economics from the University of Georgia, and graduated with a Juris Doctor from the University of Georgia Law with honors, also serving on the Editorial Board of the Georgia Law Review. Mr. Soper currently serves on the board of directors of Playgon Games, a Toronto-based public company. Mr. Soper was selected to serve as a director due to his extensive experience in the gaming industry.

Alex Igelman

Mr. Igelman has served as the Company’s Chief Executive Officer since January 2023. He has more than 30 years of experience in the gaming industry. He is a gaming lawyer and the co-founder of FairP2P and Esports Capital Corp., entities which have been leaders in their respective sectors. During his career, Mr. Igelman worked across the gambling and gaming industry in a variety of senior leadership positions. From 2016 to 2019, Mr. Igelman served as Chief Executive Officer and Executive Chairman of Millennial Esports Corporation, an esports platform provider and from 2019, was Founder and Managing Director of Esports Capital Corp. advisory and investment company. Mr. Igelman provides extensive knowledge of esports and related businesses to the Company and is well connected within esports and gaming.

Damian Mathews

Mr. Mathews is the Company’s Chief Operating Offer, reappointed effective May 29, 2023. Mr. Mathews joined as a Director in June 2020 and was the chair of the Audit Committee until he took on other roles at the Company in 2022. Mr. Mathews previously served as our Chief Financial Officer of the Company since April 2022 and added the role of Chief Operating Officer in June 2022 until his resignation from those positions on December 31, 2022. Mr. Mathews combines over 25 years of experience in senior finance positions within investment management, banking and accounting. Previously, Mr. Mathews served as Group Chief Operating Officer at Auckland Real Estate Co. from 2021 to 2022 and as Chief Financial Officer at the Qatar and Abu Dhabi Investment Company (a sovereign wealth fund owned investment company) from 2014 to 2020. From 2012 to 2014 he was a Director of his own consultancy business, NZ Pacific Investments, in New Zealand. From 2009 to 2012 he held senior management positions including General Manager Finance (New Zealand); Head of Finance and Operations Americas (United States); and Head of Change Management (Australia) at Commonwealth Bank of Australia Group. From 2007 to 2008, Mr. Mathews was a Director in Product Control at ABN Amro Bank in London. From 2002 to 2006 he held various senior financial controller positions at Royal Bank of Scotland Group in London. From 1998 to 2002 he was an Assistant Vice President at Credit Suisse First Boston investment bank in London and the Bahamas. From 1994 to 1998, he was an Assistant Manager at KPMG in London. He has a joint honors undergraduate degree in Economics and Politics from the University of Bristol in the United Kingdom and is a fellow of the Institute of Chartered Accountants in England and Wales. Mr. Matthews was selected to serve as a director due to his extensive financial experience and valuable operational and strategic insights to the Board’s decision-making process from his term as Chief Financial Officer of the Company.

Jennifer Pace

Ms. Pace has been the Chief People Officer of the Company since September 2022. Previously, Ms. Pace was the Senior Vice President of Human Resources and Administration since September 2022. Ms. Pace combines over two and a half years of experience in iGaming/gaming senior management following a 22-year career in the financial services sector. Ms. Pace was the Vice President of Payments and People Operations of the Company from April 2020 to September 2022 and the Head of Payments of the Company from January to April 2020. She was also the company secretary for Western Union Business Solutions from February to December 2018 and for Western Union Malta Holdings Limited and Western Union Malta Ltd from December 2017 to December 2018. From November 2014 to December 2018, she was a director of Western Union Business Solutions, Western Union Malta Holdings Limited and Western Union Malta Ltd. From 2011 through 2018, Ms. Pace was the country manager for Western Union Business Solutions, a financial services and B2B payments company. From 2009 to 2011, she was country manager Malta/Cyprus & Lebanon for Travelex Financial Services Ltd, a company involved in financial services and B2B Payments. From 1992 to 2000, she was a business development manager and FX Trader of Thomas Cook Financial Services Ltd, a financial services Business to Business and Business to Customer company that focused on foreign exchange. Ms. Pace is also currently a director of Esports Entertainment (Malta) Ltd, Prozone Ltd, BHGES PLC., all iGaming licensed companies. Ms. Pace holds a level 3 CISI Finance and Financial Management Services qualification, Level 3 and an MQF Level 7 (MA equivalent) in Advanced Employment Law.

Lydia Roy

Ms. Roy has been Group General Counsel and Compliance, Corporate Secretary for the Company since February 2022. Ms. Roy joined the Company in 2022 as Head of Legal, Esports. Prior to joining the Company, Ms. Roy served as senior counsel for Flutter Entertainment- The Stars Group Brand from 2017 to 2022, and several multinational corporations ranging from gaming, logistics and security. Ms. Roy received a bachelor’s degree in Political Science and Sociology from the University of Ottawa. She received a J.D. and L.L.L from the University of Ottawa Law School. Ms. Roy is a member of the Law Society of Ontario in Canada and a member of the Massachusetts Bar. She is licensed to practice in Ontario Canada, Massachusetts and Florida as Authorized House Counsel Florida Bar.

Michael Villani

Mr. Villani has served as the Company’s Chief Financial Officer since August 2023, and interim Chief Financial Officer since January 2023. Mr. Villani joined the Company in February 2022 as its Financial Controller. Prior to joining the Company, Mr. Villani worked as a Director in the Deal Advisory practice of KPMG supporting clients with technical accounting, buy-side and sell-side transactions, initial public offerings (IPOs) and SEC reporting. Mr. Villani worked a total of 18 years at KPMG LLP, with 9 years in the Deal Advisory practice and 9 years in the audit practice. Mr. Villani was also previously employed as the Chief Financial Officer of a Geneva-based hedge fund and has held other senior accounting level roles at public companies. Mr. Villani is a CPA and is a graduate of Pace University, magna cum laude.

Ms. Jones Blackhurst and Messrs. Alden, Lim and Soper, are independent directors as that term is defined in Section 5605(a)(2) of the Nasdaq rules.

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

Our Board of Directors consists of five members. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq rules.

In making the determination of whether a member of the Board of Directors is independent, our Board of Directors considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Related Party Transactions.” The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our Board of Directors affirmatively determined that Ms. Jones Blackhurst and Messrs. Alden, Lim and Soper are qualified as independent and do not have any material relationships with us that might interfere with exercising independent judgment.

Board Committees

Our Board of Directors has established an Audit Committee and a Compensation, Nominating and Corporate Governance Committee. Each committee has its own charter, which is available on our website at https://esportsentertainmentgroup.com/governance-documents/. Each of the board committees has the composition and responsibilities described below.

Members will serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Our independent directors noted above are independent within the meaning of the Nasdaq rules.

The members of each committee are, as follows:

Audit Committee: Mr. Alden, Ms. Jones Blackhurst and Mr. Lim. Mr. Alden serves as Chair.

Compensation, Nominating and Corporate Governance Committee: Ms. Jones Blackhurst, Mr. Alden and Mr. Lim. Ms. Jones Blackhurst serves as Chair.

Audit Committee

The Audit Committee oversees the Company’s accounting and financial reporting processes and oversees the audit of the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting. The specific functions of this Committee include, but are not limited to:

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

Compensation, Nominating and Corporate Governance Committee

During the year ended June 30, 2023, the Board merged the Compensation Committee and the Nominating and Corporate Governance Committee into the Compensation, Nominating and Corporate Governance Committee (the “CNCG Committee”) to streamline the operations of the Board.

The CNCG Committee is responsible for setting compensation levels for the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and all other Named Executive Officers (“NEOs”) of the Company and members of the Company’s Board of Directors, establishes compensation, incentive and benefit plans for such individuals and approves payments under such incentive plans. In addition, the Committee is responsible for developing and implementing policies and procedures that relate to the Board’s responsibilities for general corporate governance including Board organization, membership and evaluation to meet its fiduciary obligations to Esports Entertainment Group, Inc. and its shareholders.

The Committee will have the following duties and responsibilities:

Compensation Levels for Named Executive Officers and Directors

●	Establish compensation packages for the Company’s CEO, CFO, and other NEOs and directors with consideration of pay ranges for comparable positions in similar size companies. Data for such comparisons is obtained from nationwide surveys conducted by independent compensation consulting firms and from reviewing other companies’ compensation information included in their proxy statements.

●	Set compensation for the Company’s CEO, CFO, and other NEOs within competitive ranges considering performance related factors including the Company’s overall results during the past year and its performance relative to a budgeted plan or stated goals and objectives. Consideration also is given to an individual’s contribution to the Company and the accomplishments of departments for which that individual has management responsibility as well as potential for future contributions to the Company.

●	The Committee will review and approve goals and objectives of the CEO, CFO and other NEOs in consultation with the full Board, evaluate CEO, CFO, and other NEOs and directors’ performance in light of those objectives, and set CEO, CFO and other NEOs compensation levels consistent with those objectives.

●	The Committee will review and approve the consideration paid to non-employee directors for any annual retainers and/or meeting fees. No member of the Committee will act to fix his or her own compensation except for uniform compensation paid to all directors for their services as such.

●	The Committee will review and approve compensation packages for new NEOs and directors and termination or severance packages for the same and may also approve compensation for other company employees as requested by management.

●	The Committee will review and approve the awards made under any executive officer bonus plan and provide an appropriate report to the Board.

Compensation Plans

●	Review the competitiveness of the Company’s executive compensation programs and director compensation to: (a) attract and retain qualified individuals, (b) provide motivation to achieve the Company’s business objectives, and (c) align the interest of key leadership with the long-term interests of the Company’s shareholders.

●	Review trends in management and director compensation, oversee the development of new compensation plans and, when necessary, approve the revision of existing plans.

●	Review and make recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans. Except as otherwise delegated by the Board, the Committee will act on behalf of the Board as the “Committee” established to administer equity-based and employee benefit plans, and as such will discharge any responsibilities imposed on the Committee under those plans, including making and authorizing grants, in accordance with the terms of those plans.

●	Evaluation and selection of recipients of stock awards and options, establishing the timing of grants, and setting the option exercise price within the terms of the Option Plan, if any.

Resource Planning

●	Ensures compensation policies are designed to attract and retain highly skilled individuals, reward outstanding individual performance, encourage cooperative team efforts and provide an incentive to enhance long term stockholder value.

●	Review and discuss with the Board and senior officers’ plans for officer development and corporate succession plans for the CEO, CFO and other NEOs.

●	Review periodic reports from management on matters relating to the Company’s personnel appointments and practices.

●	Produce an annual Report of the Committee on Executive and Director Compensation for the Company’s annual proxy statement.

Nominating

●	Sole authority to retain and terminate any search firm, at the company’s expense, to be used to identify director candidates and has the sole authority to approve any such firm’s fees and other retention and termination terms.

●	Determine the skills and qualifications in accordance with search criteria required of potential directors, identify, screen potential candidates and make recommendations to the Board of Directors to fill vacancies on the Board. Full Board approval is required for nominees to stand for election at the annual meeting of the shareholders.

●	Annually, evaluate candidates to be nominated to serve on the Board and recommend the slate of nominees to stand for election at the annual meeting of the shareholders. In evaluating candidates, the committee shall take into account the following: whether a candidate is independent, relevant experience, leadership qualities, diversity, and ability to represent shareholders.

●	Annually review and recommend to the Board for approval the appointment of directors to Board committees and the selection of the Chair for each committee.

Corporate Governance

●	Develop and recommend to the Board for approval a set of corporate governance principles and practices applicable to the company and review such principles annually and recommend amendments as necessary.

●	Oversee the evaluation of the Board and its committees, which may include developing and recommending an annual review process.

●	Annually review the Committee’s Charter to assess adequacy and update and/or amend as appropriate.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our corporate website at www. http://esportsentertainmentgroup.com/governance-documents. We expect that any amendments to such code, or any waivers of its requirements, will be disclosed on our website.

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

Board and Committee Meetings

Our Board of Directors held twenty formal board meetings, six formal Audit Committee meetings, one formal Compensation, Nominating and Corporate Governance Committee meeting and three formal Compensation Committee meetings during year ended June 30, 2023. Our Board of Directors held eleven formal board meetings and four formal Audit Committee meetings during year ended June 30, 2022.

Annual Meeting Attendance

We encourage each of our directors to attend annual meetings of stockholders. To that end, and to the extent reasonably practicable, we will schedule a meeting of our Board of Directors on the same day as our annual meeting of stockholders.

Item 11. Executive Compensation.

For the year ended June 30, 2023, our named executive officers (“Named Executive Officers” or “NEOs”) were:

●	Alex Igelman, Chief Executive Officer
●	Damian Mathews, Chief Operating Officer and Director
●	Jennifer Pace, Chief Human Resources Officer
●	Lydia Roy, Group General Counsel, Compliance and Corporate Secretary
●	Michael Villani, Chief Financial Officer
●	John Brackens, Chief Information Officer and Chief Technology Officer, through May 2023
●	Grant Johnson, Chief Executive Officer, through December 2022

The following table summarizes information concerning the compensation awarded to, earned by, or paid to, our Chief Executive Officer (Principal Executive Officer or PEO) and our two most highly compensated executive officers other than the Principal Executive Officer during fiscal years 2023 and 2022 (collectively, the “Named Executive Officers”) who served in such capacities. We have included the former Chief Executive Officer and the former Chief Information Officer and Chief Technology Officer, who resigned from their positions during the year. We also included Damian Mathews, who resigned from his position as Chief Financial Officer and Chief Operating Officer on December 31, 2022 and later rejoined the Company as the Chief Operating Officer on May 29, 2023.

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)(1)	Option Awards ($)(1)	Other Annual Compensation ($)	All Other Compensation ($)	Total ($)
Alex Igelman,	2023	$150,000	—	184,000	84,312	—	—	$418,312
Chief Executive Officer (2)	2022	$—	—	—	—	—	—	$—

Damian Mathews,	2023	$173,334	—	—	—	—	—	$173,334
Chief Financial Officer and Chief Operating Officer (3)	2022	$68,811	—	142,400	160,054	—	11,500	$382,765

Lydia Roy,	2023	$250,000	—	—	—	—	—	$250,000
Group General Counsel, Compliance and Corporate Secretary (4)	2022	$205,000	—	—	107,769	—	—	$312,769

Michael Villani,	2023	$227,500	—	—	—	—	—	$227,500
Chief Financial Officer and Financial Controller (5)	2022	$205,000	—	—	106,702	—	—	$311,702

John Brackens,	2023	$175,000	—	—	—	—	66,667	$241,667
Former Chief Information Officer and Chief Technology Officer (6)	2022	$200,000	—	—	164,321	—	—	$364,321

Grant Johnson,	2023	$125,000	—	—	—	—	—	$125,000
Former Chief Executive Officer and President (7)	2022	$300,000	—	—	164,321	—	14,800	$479,121

(1)	For awards of stock and options, the aggregate grant date fair value was computed in accordance with ASC 718 on the date of grant.

(2)	Mr. Igelman has an annual salary of $300,000. Mr. Igelman was appointed Chief Executive Officer of the Company on January 3, 2023. In connection with his appointment, he received inducement equity awards outside the Company’s Esports Entertainment Group, Inc. 2020 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). Mr. Igelman was granted an award of 25,000 shares of common stock at $7.36 grant price and an award of 25,000 time-based stock options at $3.37 on January 3, 2023.

(3)	Mr. Mathews has an annual salary of $280,000 following his appointment as Chief Operating Officer on May 29, 2023. Previously, Mr. Mathews earned a salary of $300,000 in his role as Chief Financial Officer and Chief Operating Officer until his resignation from those positions on December 31, 2022. During the year ended June 30, 2022, and in connection with his appointment as Chief Financial Officer on April 4, 2022, Mr. Mathews was issued 2,000 shares of Common Stock at $71.00 grant price. As part of his role as non-executive director Mr. Mathews received director fees of $11,500 and was issued 300 stock options at $533.51 fair value grant price during the year ended June 30, 2022.

(4)	Ms. Roy has an annual salary of $250,000. Ms. Roy was appointed Group General Counsel, Compliance and Corporate Secretary for the Company from February 2022. Ms. Roy joined the Company in 2021 as Head of Legal, Esports. During the year ended June 30, 2022, Ms. Roy was issued 202 stock options at a $533.51 fair value grant price.

(5)	Mr. Villani has an annual salary of $227,500 during the year ended June 2023 and $205,000 during the year ended June 30, 2022. Mr. Villani was appointed Interim Chief Financial Officer and Financial Controller on January 6, 2023 and subsequently as permanent Chief Financial Officer on August 29, 2023. During the year ended June 30, 2022, Mr. Villani was issued 200 stock options at $533.51 fair value grant price.

(6)	Mr. Brackens has an annual salary of approximately $200,000. Mr. John Brackens has served as the Company’s Chief Information Officer (CIO) and Chief Technology Officer (CTO) from September 20, 2019 to May 15, 2023. During the year ended June 30, 2022, Mr. Brackens was issued 308 stock options at $533.51 fair value grant price.

(7)	Mr. Johnson had an annual salary of $300,000. During the year ended June 30, 2022, Mr. Johnson was issued 308 stock options at $534.00 fair value grant price. All other compensation includes $4,800 for office rent reimbursement and $10,000 for car allowance.

Employment Agreements

Alex Igelman

On December 23, 2022, Esports Entertainment Group, Inc. (the “Company”) announced the appointment of Alex Igelman as Chief Executive Officer, effective January 3, 2023. Mr. Igelman joins the Company with more than 30 years of experience in the gaming industry. He is a gaming lawyer and the co-founder of FairP2P and Esports Capital Corp., entities which have been leaders in their respective sectors. During his career, Mr. Igelman worked across the gambling and gaming industry in a variety of senior leadership positions.

In connection with Mr. Igelman’s appointment as Chief Executive Officer, Mr. Igelman and the Company entered into an employment agreement (the “Agreement”) on December 22, 2022, which provides for a base salary of $300,000 and the grant of common stock and stock options. These stock awards are being granted as inducement equity awards outside the Company’s Esports Entertainment Group, Inc. 2020 Equity Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4). Pursuant to the terms of the Agreement, subject to the commencement of his employment, the Company will grant Mr. Igelman an award of 25,000 shares of common stock and an award of 25,000 time-based stock options. Mr. Igelman’s shares of common stock may not be sold or transferred until the six-month anniversary of the date of grant. Mr. Igelman’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates. The stock awards are subject to the terms of an award agreement outlining the specific terms of the stock awards. Mr. Igelman may also participate in the executive stock option plan consistent with other C-level officers. Mr. Igelman is eligible to earn an annual bonus of 50% of his base salary, subject to satisfaction of goals and objectives to be set each year by the Board of Directors (the “Board”).

The Agreement is at-will and either the Company or Mr. Igelman may terminate the employment at any time for any reason or no reason with 90 days advanced written notice. Upon termination of Mr. Igelman’s employment because of disability, the Company shall pay or provide Mr. Igelman, subject to continued compliance with applicable restrictive covenants, (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any accrued benefits. Upon the termination of Mr. Igelman’s employment because of death, Mr. Igelman’s estate shall be entitled to any accrued benefits. Upon the termination of Mr. Igelman’s employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, subject to continued compliance with applicable restrictive covenants, the Company shall pay Mr. Igelman any accrued benefits.

Damian Mathews

On May 29, 2023, the Company entered into an agreement with agreement with Mr. Mathews to serve as the Company’s Chief Operating Officer. Mr. Mathews salary is approximately $280,000 per annum paid in monthly payments in NZD. The employment agreement with Mr. Mathews is for one year and is automatically extended for an additional one year term unless the Company or Mr. Mathews provides written notice within 60 days notice prior to the end of the current employment term. Mr. Mathews is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. Mr. Mathews participates in the executive stock option plan consistent with other C-level officers. The employment agreement with Mr. Mathews may be terminated with or without cause. Upon termination Mr. Mathews’ employment because of disability, the Company shall pay or provide Mr. Mathews (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Mr. Mathews’ employment because of death, Mr. Mathews’ estate shall be entitled to any Accrued Benefits. Upon the termination of Mr. Mathews’ employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Mr. Mathews any Accrued Benefits.

Lydia Roy

On February 7, 2022, the Company appointed Ms. Roy Group General Counsel, Compliance and Corporate Secretary. In connection with the appointment, Ms. Roy received a base salary of $250,000. The employment agreement with Ms. Roy is for one year and is automatically extended for an additional one-year term unless the Company or Ms. Roy provides written notice within 60 days notice prior to the end of the current employment term. Ms. Roy is eligible to earn an annual employee stock option bonus in such amount, if any, as determined in the sole discretion of the Board. Ms. Roy is also eligible to participate in the executive stock option plan consistent with other executive officers. The employment agreement with Ms. Roy may be terminated with or without cause. Upon termination Ms. Roy’s employment because of disability, the Company shall pay or provide Ms. Roy (i) any unpaid base fee and any accrued vacation through the date of termination; (ii) any unpaid annual bonus accrued with respect to the fiscal year ending on or preceding the date of termination; (iii) reimbursement for any unreimbursed expenses properly incurred through the date of termination; and (iv) any Accrued Benefits. Upon the termination of Ms. Roy’s employment because of death, Ms. Roy’s estate shall be entitled to any Accrued Benefits. Upon the termination of Ms. Roy’s employment by the Company for cause or by either party in connection with a failure to renew the employment agreement, the Company shall pay Ms. Roy any Accrued Benefits.

Michael Villani

Effective August 29, 2023, Esports Entertainment Group, Inc. (the “Company”) announced the appointment of Michael Villani, 47, as the permanent Chief Financial Officer, from his previous role as Interim Chief Financial Officer and Financial Controller. Mr. Villani serves as the Company’s Principal Financial Officer. In connection with Mr. Villani’s appointment as the Chief Financial Officer, Mr. Villani and the Company entered into an employment agreement (the “Agreement”) on August 29, 2023, which provides for a base salary of $250,000. Mr. Villani may also participate in the executive stock option plan consistent with other C-level officers. Mr. Villani is eligible to earn an annual discretionary bonus, subject to satisfaction of goals and objectives to be set each year by the Board.

The Agreement is at-will and either the Company or Mr. Villani may terminate the employment at any time, with or without Cause (as defined in the Agreement), or for any or no Cause, with 90 days advance written notice required to be provided by Mr. Villani to the Company. Upon termination of Mr. Villani’s employment, other than for Cause, the Company shall pay or provide Mr. Villani, subject to continued compliance with applicable restrictive covenants, three months’ salary continuation to be paid in accordance with the Company’s payroll practices.

Outstanding Equity Awards at June 30, 2023

The following table summarizes the outstanding equity award holdings held by our named executive officers and directors as of June 30, 2023. The shares issuable upon exercise of options as well as the option exercise price have been adjusted for the one-hundred-to-one reverse split completed by the Company on February 22, 2023.

Name	Grant date	Shares issuable upon exercise of options	Option exercise price ($)	Option expiration date
Non-Executive Directors:
Alan Alden,	October 8, 2020	200	$482.00	January 7, 2026
Director (1)	October 1, 2021	300	$671.00	October 1, 2026
Jan Jones Blackhurst	N/A	—	—	N/A
Director and Chair of the Board (2)
Chul Wong Lim,	October 8, 2020	200	$482.00	January 7, 2026
Director (3)	October 1, 2021	300	$671.00	October 1, 2026
Robert Soper,	N/A	—	—	N/A
Director (4)
Named-Executive Officers:
Alex Igelman,	January 3, 2023	25,000	$7.36	January 3, 2033
Chief Executive Officer (5)
Damian Mathews,	October 8, 2020	200	$482.00	January 7, 2026
Chief Operating Officer and Director (6)	October 1, 2021	300	$671.00	October 1, 2026
Jennifer Pace,	October 8, 2020	200	$482.00	January 7, 2026
Chief People Officer (7)	October 1, 2021	300	$671.00	October 1, 2026
Lydia Roy,	October 1, 2021	202	$671.00	October 1, 2026
Group General Counsel, Compliance and Corporate Secretary (8)
Michael Villani,	October 1, 2021	200	671.00	October 1, 2026
Chief Financial Officer (9)

(1)	Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Compensation Committee from October 1, 2020.

(2)	Ms. Jones Blackhurst was appointed as Non-Executive Director of Esports Entertainment Group, Inc. from May 3, 2022 and as Chair of the Board of Director from December 3, 2022. Ms. Jones Blackhurst has not been issued stock or options in connection with her appointments at the Company.

(3)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation Committee from October 1, 2020.

(4)	Mr. Soper was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. from June 6, 2023. Mr. Soper has not been issued stock or options in connection with his appointment at the Company.

(5)	Mr. Igelman was appointed Chief Executive Officer of the Company from January 3, 2023. Mr. Igelman received the options in connection with his appointment.

(6)	Mr. Mathews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit Committee from October 1, 2020. Mr. Mathews resigned from his role as Non-Executive Director on appointment as Chief Financial Officer on April 2, 2022 and as an Executive Directory. Mr. Mathews also took on the role of Chief Operating Officer on June 1, 2022. Mr. Mathews resigned from his role as Chief Financial Officer and Chief Operating Officer on December 31, 2022 and rejoined the Company as Chief Operating Officer from May 29, 2023. Mr. Mathews remained on the Board of Directors throughout the year and continues to serve as director in addition to his Chief Operating Officer role.

(7)	Ms. Pace was appointed Chief People Officer of the Company from September 1, 2022.

(8)	Ms. Roy was appointed Group General Counsel, Compliance and Corporate Secretary of the Company from February 7, 2022.

(9)	Mr. Villani was appointed Interim Chief Financial Officer and Financial Controller on January 6, 2023 and subsequently as permanent Chief Financial Officer on August 29, 2023.

Stock Incentive Plans

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 15,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 2,340 shares. At June 30, 2023, there was a maximum of 22,019 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of June 30, 2023, there were 16,398 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, the Company issued an award of 25,000 time-based stock options to the Chief Executive Officer with an exercise price of $7.36 per option outside of the 2020 Plan. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

Incentive Stock Options

All of our employees are eligible to be granted Incentive Stock Options pursuant to the 2020 Plan as may be determined by our Board which administers the Plan.

Options granted pursuant to the 2020 Plan terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board, options granted pursuant to the 2020 Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our Common Stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to 2020 Plan be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to be granted Non-Qualified Stock Options pursuant to 2020 Plan as may be determined by our Board which administers the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock.

Options granted pursuant to 2020 Plan terminate at such time as may be specified when the option is granted.

In the discretion of the Board options granted pursuant to the Plan may include instalment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors are eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our Common Stock. The grant of the shares rests entirely with our Board which administers the Plan. It is also left to the Board to decide the type of vesting and transfer restrictions which will be placed on the shares.

Employee Pension, Profit Sharing or other Retirement Plan

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Director Compensation

During the fiscal year ended June 30, 2023, the Non-Executive Directors deferred certain cash payments to repurpose resources to operational matters of the Company. The table below shows the compensation paid to our non-executive directors during the year ended June 30, 2023.

Name	Year	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Total
Chul Woong Lim (3)	2023	$10,000	$—	$—	$10,000
Alan Alden (4)	2023	$5,000	$—	$—	$5,000
Damian Mathews (5)	2023	$2,500	$—	$—	$2,500
Jan Jones Blackhurst (6)	2023	$—	$—	$—	$—
Kaitesi Munroe (7)	2023	$10,000	$—	$—	$10,000
Robert Soper (8)	2023	$—	—	$—	$—

(1)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(2)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(3)	Mr. Lim was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and a member of the Compensation Committee (now CNCG Committee) as from October 1, 2020. Mr. Lim was appointed to the Audit Committee effective May 3, 2022.
(4)	Mr. Alden was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. as from October 1, 2020. Mr. Alden was appointed to the Nominating and Governance Committee (now CNCG Committee) and as Chair of the Audit Committee on June 1, 2022.
(5)	Mr. Mathews was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. and Chair of the Audit Committee as from October 1, 2020. Mr. Mathews resigned from his role as Non-Executive Director on appointment as Chief Financial Officer on April 2, 2022 and as an Executive Director. Mr. Mathews also took on the role of Chief Operating Officer on June 1, 2022. Mr. Mathews resigned from his role as Chief Financial Officer and Chief Operating Officer on December 31, 2022 and rejoined the Company as Chief Operating Officer from May 29, 2023. Mr. Mathews remained on the Board of Directors throughout the year and continues to serve as director in addition to his Chief Operating Officer role.
(6)	Ms. Jones Blackhurst was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. from May 3, 2022. Ms. Jones Blackhurst was appointed to the Audit committee effective May 3, 2022, as Chair of the Compensation Committee and as Chair of the Nominating and Governance committee (both now the CNCG Committee) effective May 25, 2022.
(7)	Ms. Munroe was appointed as a Non-Executive Director of Esports Entertainment Group, Inc from May 17, 2022. Ms. Munroe was appointed to the Compensation Committee, Nominating and Governance Committee effective June 1, 2022. Ms. Munroe resigned from her position on October 17, 2022.
(8)	Mr. Soper was appointed as a Non-Executive Director of Esports Entertainment Group, Inc. from June 6, 2023. Mr. Soper did not receive any payments during the year ended June 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our voting shares beneficially owned as of October 12, 2023 and is based on 67,329,316 shares of common stock issued and outstanding, for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of October 12, 2023. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of October 12, 2023, is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the stockholders listed below is: Block 6, Triq Paceville, St. Julians, Malta, STJ 3109.

The following shows the stock ownership of our named executive officers, directors, and any persons known to us who owns more than 5% of our common stock as of October 12, 2023.

Name and Address of Beneficial Owner		Amount and nature of beneficial ownership	Percent of class
Alex Igelman 16 Calvin Chambers Road, Thornhill, Ontario, Canada, L4J 1E7	(1)	43,750	*
Michael Villani 84 Festival Court, White Plains, New York 10603	(2)	250	*
Damian Mathews 69 De Luen Avenue Tindalls Beach, Whangaparaoa Auckland 0930	(3)	2,581	*
John Brackens The Terraces, Triq is-Simar, Apt.7A, Xemxija St Paul’s Bay, Malta SPB9026	(4)	916	*
Alan Alden 202, Yucca, Swieqi Road Swieqi, SWQ 3454, Malta	(5)	548	*
Jan Jones Blackhurst 100 West Liberty Street, 12th Floor Reno, NV, 89501		-	*
Chul Woong Lim 204-804 Susaek Rd. 100 Seodaemun-gu Seoul, Korea	(6)	709	*
Robert Soper 3061 NW 125th Ave., Sunrise FL 33323		-	*
Former Named Executive Officers	(7)	35,546	*
All Executive Officers and Directors as a group		84,300	*	%

*	less than 1%

(1)	Includes 18,750 options to purchase shares of common stock currently exercisable.

(2)	Includes 200 options to purchase shares of common stock currently exercisable.

(3)	Includes 500 options to purchase shares of common stock currently exercisable.

(4)	Includes 708 options to purchase shares of common stock currently exercisable.

(5)	Includes 500 options to purchase shares of common stock currently exercisable.

(6)	Includes 500 options to purchase shares of common stock currently exercisable.

(7)	Includes 34,034 shares of common stock for the former Chief Executive Officer. Also, includes 756 shares of common stock for the former Chief Financial Officer and 756 shares of common stock for the former Chief Operating Officer, based on the most recently available information to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Under our written Related Party Transactions Policy, our Group General Counsel, Compliance and Corporate Secretary will review any potential Related Party Transaction to determine if it is subject to the policy. If the Group General Counsel, Compliance and Corporate Secretary determines that it is subject to the policy, the transaction will be referred to our Audit Committee for approval or ratification. Our Company’s policy with regard to related party transactions is for the Audit Committee of the Board to approve any material transactions involving our directors, executive officers or holders of more than 5% of our outstanding capital stock.

Fiscal Years Ended June 30, 2023 and 2022

The Company’s Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company, that was owed $47,895 and $3,359 by the Company as of June 30, 2023 and 2022, respectively. The Company incurred cost of revenue to Oddin.gg of $72,107 and $52,791 for years ended June 30, 2023 and 2022. On October 3, 2023, the Company signed an agreement to integrate the Oddin.gg esports iFrame solution that will allow the Company to offer esports wagering to its iGaming customers. The integration of the Oddin.gg’s esports iFrame solution is expected to be completed by the Company in the first half of fiscal 2024.  The agreement requires the Company to pay Oddin.gg a revenue share based on the net gaming revenues generated from esports wagering.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $2,400 and $4,800 for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, there were no amounts payable to the former Chief Executive Officer. The former Chief Executive Officer was terminated for cause by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board. The Company incurred general and administrative expenses of $18,521 and $26,148 for years ended June 30, 2023 and 2022, respectively, in accordance with these agreements. As of June 30, 2023 and 2022, there was approximately $12,700 and $0 amounts payable to Contact Advisory Services Ltd, respectively.

The Company had retained services from a former member of its Board who remained as an advisor to the Company with an annual fee of $60,000. The member was previously retained through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($21,920 translated using the exchange rate in effect at June 30, 2022) per month to the firm that is controlled by this member of the Board. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board and from his role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated.

The Company retained the services of its former Chief Financial Officer and Chief Operating Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 2,000 shares of Common Stock to the former Chief Financial Officer and Chief Operating Officer. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022, and the consultancy agreement and employment agreement were terminated. He later rejoined the Company as the Chief Operating Officer on May 29, 2023 under a new employment agreement.

During the year ended June 30, 2022, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. This included net sales to Tilt, LLC in the amount of $222,559 for game center equipment, and amounts paid to Tilt, LLC of $33,600 for equipment leased, $16,589 for services, $20,128 for cryptocurrency mining and $140,000 for purchases of computer inventory. The individual was no longer employed by the Company during the year ended June 30, 2023.

The remainder of the information required by this item is incorporated by reference to “Item 10. Directors, Executive Officers and Corporate Governance – Board Composition and Director Independence” and “– Board Committees.”

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed by our independent registered public accounting firms, for professional services rendered for the audit of our annual financial statements for the years ended June 30, 2023 and 2022, including review of our interim financial statements were $946,050 and $968,883, respectively. This includes $399,000 and $547,050 billed from Marcum LLP and Friedman LLP for the year ended June 30, 2023, respectively. All amounts were billed from Friedman LLP for the year ended June 30, 2022.

Audit Related Fees. We incurred fees to our independent registered public accounting firms of $351,800 and $245,000 for audit related fees during the fiscal years ended June 30, 2023 and 2022, respectively, which related to filings with the SEC by the Company during the years ended June 30, 2023 and 2022. This includes $331,800 and $20,000 billed from Marcum LLP and Friedman LLP for the year ended June 30, 2023, respectively. All amounts were billed from Friedman LLP for the year ended June 30, 2022.

Tax Fees. We did not incur fees to our independent registered public accounting firms for tax during the fiscal years ended June 30, 2023 and 2022.

All Other Fees. We did not incur fees to our independent registered public accounting firms for products and services provided by the principal accountant, other than the services reported above, during the fiscal years ended June 30, 2023 and 2022.

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

3.	Exhibits:

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed or Furnished
		Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Articles of Incorporation	S-1	3.1	05/02/2019
3.2	Amended and Restated Bylaws	S-1	3.2	05/02/2019
3.3	Certificate of Designation with respect to the 10.0% Series A Cumulative Redeemable Convertible Preferred Stock, par value $0.001 per share, dated November 10, 2021	8-K	3.1	11/16/2021
3.4	Certificate of Designations of Series C Convertible Preferred Stock	8-K	3.1	05/01/2023
3.5	Certificate of Designations of Series D Convertible Preferred Stock	8-K	3.1	05/26/2023
4.1	Form of Indenture relating to the issuance from time to time in one or more series of debentures, notes, bonds, or other evidences of indebtedness	S-3/A	4.1	02/03/2021
4.2	Form of Representative Warrant	S-1	4.1	02/13/2020
4.3	Form of Senior Convertible Note	8-K	4.1	06/01/2021
4.4	Description of Securities				X
4.5	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated March 2, 2022	8-K	4.1	03/02/2022
4.6	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated September 19, 2022	8-K	4.1	09/19/2022
4.7	Warrant Agency Agreement by and between Esports Entertainment Group, Inc. and VStock Transfer, LLC including Form of Warrant, dated December 21, 2022	8-K	4.1	12/27/2022
4.8	Common Warrants Agreement	8-K	4.1	05/26/2023
4.9	Preferred Warrants Agreement	8-K	4.2	05/26/2023
4.10	Pre-Funded Warrant	8-K	4.1	08/16/2023
10.1	Share Exchange Agreement dated May 20, 2013 by and among Company, Shawn Erickson, H&H Arizona Inc., Next Generation Holdings Trust, and the Shareholder of H&H Arizona Inc.	8-K	10.1	08/07/2014
10.2*	Amended and Restated Employment Agreement with Grant Johnson	10-K	10.9	10/01/2020
10.3*	Employment Agreement with John Brackens	8-K	10.1	05/23/2019
10.4	Form of Director Agreement	8-K	10.1	09/03/2020
10.5	Form of Engagement Agreement with Daniel Marks	10-K	10.27	10/01/2020
10.6	Stock purchase agreement, by and among Esports Entertainment Group, Inc., LHE Enterprises Limited, and AHG Entertainment, LLC	10-K	10.28	10/01/2020
10.7	Form of Warrant issued to AHG Entertainment, LLC	10-K	10.29	10/01/2020
10.8	Assignment of Intellectual Property Rights Agreement, by and among Esports Entertainment Group, Inc., AHG Entertainment Associates, LLC and Flip Sports Limited	10-K	10.30	10/01/2020
10.9	Consulting Agreement, by and among Esports Entertainment Group, Inc. and Rivington Law	10-K	10.31	10/01/2020
10.10	Consulting Agreement, by and between Esports Entertainment Group, Inc. and Rivington Law	8-K	10.1	12/08/2020
10.11	Asset Purchase Agreement, dated December 14, 2020, by and among Esports Entertainment (Malta) Limited, Lucky Dino Gaming Limited, and Hiidenkivi Esonia OU	8-K	10.1	12/17/2020

10.12	Share Purchase Agreement dated December 17, 2020, by and among Esports Entertainment Group, Inc., Phoenix Games Network Limited, and the shareholders of Phoenix Games Network Limited	8-K	10.1	12/21/2020
10.13	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and Helix Holdings, LLC	8-K	10.1	01/27/2021
10.14	Equity Purchase Agreement, dated January 22, 2021, by and between Esports Entertainment Group, Inc. and ggCIRCUIT LLC	8-K	10.2	01/27/2021
10.15	Form of Share Purchase Agreement dated February 11, 2021 between Esports Entertainment Group, Inc. and certain purchasers	8-K	10.1	02/12/2021
10.16	Placement Agent Agreement dated February 11, 2021 by and between Esports Entertainment Group, Inc. , Maxim Group, LLC and Joseph Gunnar& Co.	8-K	10.2	02/12/2021
10.17	Form of Exchange Agreement	S-1	10.24	02/24/2020
10.18	Form of Lock-Up Agreement	S-1	10.25	02/24/2020
10.19	Form of Warrant Agency Agreement including Form of Unit A Warrant	S-1	10.28	03/30/2020
10.20	Form of B Warrant	S-1	10.29	03/30/2020
10.21	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC and the equity holders of Helix Holdings, LLC	8-K	10.1	05/26/2021
10.22	Amendment No. 1 to Equity Purchase Agreement, dated May 21, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC and the equity holders of ggCIRCUIT LLC	8-K	10.2	05/26/2021
10.23	Share Sale and Purchase Agreement, dated May 25, 2021, between the Company and Gameday Group Plc	8-K	10.1	05/28/2021
10.24	Form of Securities Purchase Agreement.	8-K	10.1	06/01/2021
10.25	Form of Registration Rights Agreement	8-K	10.2	06/01/2021
10.26	Form of Warrant	8-K	10.3	06/01/2021
10.27	Form of Subsidiary Guarantee	8-K	10.4	06/01/2021
10.28	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., Helix Holdings, LLC, the equity holders of Helix Holdings, LLC and Lucosky Brookman LLP	8-K	10.1	06/07/2021
10.29	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of Helix Holdings, LLC	8-K	10.2	06/07/2021
10.30	Form of Helix Employment Agreement	8-K	10.3	06/07/2021
10.31	Form of Helix and GGC Non-Compete, Non-Solicitation and Non-Disclosure Agreement	8-K	10.4	06/07/2021
10.32	Indemnification Escrow Agreement, dated June 1, 2021, by and among Esports Entertainment Group, Inc., ggCIRCUIT LLC, the equity holders of ggCIRCUIT, LLC and Lucosky Brookman LLP	8-K	10.5	06/07/2021
10.33	Assignment of Membership Interest, dated June 1, 2021, by and between Esports Entertainment Group, Inc. and the equity holders of ggCIRCUIT LLC	8-K	10.6	06/07/2021
10.34	October 2022 Waiver	10-K	10.34	10/13/2022
10.35	Form of Amendment Agreement, dated July 13, 2021, between the Company and Gameday Group Plc.	8-K	10.1	07/15/2021
10.36	Form of Pledge of Shares Agreement, dated July 13, 2021, between Esports Entertainment Group, Inc., Gameday Group Plc., and Prozone Limited.	8-K	10.2	07/15/2021
10.37	Form of Side Letter dated July 13, 2021	8-K	10.3	07/15/2021
10.38	Director Agreement by and between the Company and Mr. Nielsen dated October 21, 2021	8-K	10.1	10/22/2021
10.39	Form Director Agreement	8-K	10.1	05/04/2022
10.40	Form Director Agreement	8-K	10.1	05/19/2022
10.41	Asset Purchase Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.1	06/16/2022
10.42	Assignment and Assumption Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.2	06/16/2022
10.43	Trademark License Agreement, dated June 10, 2022, by and between Esports Entertainment Group, Inc. and SCV CAPITAL, LLC	8-K	10.3	06/16/2022
10.44*	Employment Agreement, and addendums thereto, dated December 17, 2018, by and between Esports Entertainment Group, Inc. and Jennifer Pace	8-K	10.1	08/31/2022
10.45*	Director Agreement, dated August 25, 2022, by and between Esports Entertainment Group, Inc. and John Brackens	8-K	10.2	08/31/2022
10.46	Securities Purchase Agreement, dated December 21, 2022	8-K	10.1	12/27/2022
10.47	Subscription and Investment Representation Agreement, dated December 20, 2022	8-K	10.2	12/27/2022
10.48*	Employment Agreement with Alex Igelman	S-1	10.44	01/13/2023
10.49	Form of Letter of Consent between the Company and the Holder of the Senior Convertible Note	8-K	10.1	01/27/2023
10.50	Share Purchase Agreement dated February 14, 2023 by and among Esports Entertainment Group, Inc. and Gameday Group PLC	8-K	10.1	02/17/2023
10.51	Amendment and Waiver Agreement dated February 16, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B	8-K	10.2	02/17/2023
10.52	Securities Purchase Agreement, dated April 30, 2023, Series D Preferred Stock	10-Q	10.4	05/22/2023
10.53	Registration Rights Agreement, dated May 22, 2023	8-K	10.1	05/26/2023
10.54	Employment Agreement, dated May 28, 2023, by and between the Company and Damian Mathews				X
10.55	Employment Agreement, dated August 29, 2023, by and between the Company and Michael Villani				X
10.56	Equity Distribution Agreement, dated as of September 15, 2023, between Esports Entertainment Group, Inc. and Maxim Group LLC	8-K	1.1	09/18/2023
10.57	Waiver dated September 15, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B	8-K	10.1	09/18/2023
21.1	Subsidiaries of Esports Entertainment Group, Inc.				X
23.1	Consent of Marcum LLP				X

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Audited consolidated financial statements of Helix as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A1	99.1	08/12/2021
99.2	Audited consolidated financial statements of GGC as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A1	99.2	08/12/2021
99.3	Unaudited consolidated financial statements of Helix as of and for the years ended March 31, 2022 and December 31, 2020 and for the three months ended March 31, 2022 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A1	99.3	08/12/2021
99.4	Unaudited consolidated financial statements of GGC as of and for the years ended March 31, 2022 and December 31, 2020 and for the three months ended March 31, 2022 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A1	99.4	08/12/2021
99.5	Unaudited Pro Forma Combined Financial Statements of Esports Entertainment group, Inc. as of March 31, 2022 and for the year ended June 30, 2020 and the nine months ended March 31, 2022.	8-K/A1	99.5	08/12/2021
99.6	Audited financial statements of Bethard Group Limited as of and for the years ended December 31, 2020 and 2019, together with the related notes to the financial statements.	8-K/A2	99.1	08/12/2021
99.7	Unaudited condensed financial statements of Bethard Group Limited as of March 31, 2022 and December 31, 2020 and for the three months ended March 31, 2022 and 2020 together with the related unaudited notes to the condensed financial statements.	8-K/A2	99.2	08/12/2021
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contracts or compensation plans or arrangements in which directors or executive officers are/were eligible to participate.

Item 16. Form 10-K Summary.

None.

ESPORTS ENTERTAINMENT GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Esports Entertainment Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Esports Entertainment Group, Inc. (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in mezzanine equity and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company’s significant accumulated deficit as of June 30, 2023, and recurring losses from operations and negative cash flows from operating activities raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessments of goodwill and long-lived assets

Description of the Matter

As described in Notes 2 and 7 to the consolidated financial statements, the Company reviews goodwill on an annual basis for impairment, or when events and circumstances indicate that the asset might be impaired. Additionally, the Company reviews long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets on operating leases for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value, and impairment is recognized in the amount by which the carrying value exceeds the fair value. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If these assets are determined to be impaired, the amount of impairment recognized is the amount by which the carrying amount of the assets exceeds their fair value. Fair value amounts are estimated by management using discounted cash flow models. Management’s cash flow models included significant judgements and assumptions relating to future cash flows, growth rates and discount rates. The Company’s consolidated goodwill and long-lived assets balances were approximately $4.5 million and $13.3 million respectively at June 30, 2023. Based on the results of the impairment assessment, management recorded impairment of the Company’s goodwill of approximately $16.1 million for the year ended June 30, 2023.

The principal considerations for our determination that performing procedures relating to the impairment assessments of goodwill and long-lived assets is a critical audit matter are (i) the significant judgement required by management when developing the fair values of the reporting units; and (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including future cash flows, growth rates and discount rates.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design effectiveness of controls relating to management’s goodwill and long-lived asset impairment assessments, including controls over the determination of the fair values of the reporting units or assets, and future undiscounted cash flows used to determine if long-lived assets are recoverable. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates of the reporting units or assets; (ii) evaluating the appropriateness of the underlying discounted and undiscounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management, including the future cash flows, growth rates and discount rates. Evaluating management’s significant assumptions related to future cash flows, growth rates and the discount rates involved, with the assistance of valuation specialists employed by us, evaluating whether the assumptions used by management were reasonable considering (i) the historical performance of the reporting units; (ii) the consistency with external market data and industry forecasts; and (iii) sensitivities over significant inputs and assumptions.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022.)

Marlton, New Jersey

October 13, 2023

Esports Entertainment Group, Inc.

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022

ASSETS

Current assets
Cash	$1,745,298	$2,517,146
Restricted cash	168,304	2,292,662
Accounts receivable, net	93,871	304,959
Receivables reserved for users	831,942	2,941,882
Other receivables	497,603	372,283
Prepaid expenses and other current assets	706,030	1,543,053
Total current assets	4,043,048	9,971,985

Equipment, net	20,013	43,925
Operating lease right-of-use asset	85,517	164,288
Intangible assets, net	13,324,627	30,346,489
Goodwill	4,491,223	22,275,313
Other non-current assets	136,863	2,062,176

TOTAL ASSETS	$22,101,291	$64,864,176

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$7,106,194	$12,344,052
Liabilities to customers	664,313	4,671,287
Deferred revenue	989,027	575,097
Senior convertible note	-	35,000,000
Derivative liability	-	9,399,620
Current portion of notes payable and other long-term debt	-	139,538
Operating lease liability – current	95,903	364,269
Contingent consideration	-	3,328,361
Total current liabilities	8,855,437	65,822,224

Warrant liability	365,726	2,192,730
Deferred income taxes	-	-
Operating lease liability – non-current	-	669,286

Total liabilities	9,221,163	68,684,240

Commitments and contingencies (Note 13)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at June 30, 2023 and June 30, 2022	8,083,869	7,781,380
Series B redeemable preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding, June 30, 2023 and 2022	-	-

Total Mezzanine equity	8,083,869	7,781,380

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Series C Convertible Preferred Stock, $0.001 par value; 20,000 shares authorized; 14,601 shares issued and outstanding at June 30, 2023 and no shares issued and outstanding at June 30, 2022	14,805,438	-
Series D Convertible Preferred Stock, $0.001 par value, 10,000 shares authorized, 4,300 shares issued and outstanding at June 30, 2023 and no shares issued and outstanding at June 30, 2022	2,618,389	-
Common stock $0.001 par value, 500,000,000 shares authorized, 3,784,169 and 409,229 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	3,784	409
Additional paid-in capital	173,461,717	144,914,687
Accumulated deficit	(181,425,905)	(149,140,426)
Accumulated other comprehensive loss	(4,667,164)	(7,376,114)
Total stockholders’ equity (deficit)	4,796,259	(11,601,444

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,101,291	$64,864,176

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Operations

	Year Ended June 30,
	2023	2022

Net revenue	$22,965,804	$58,351,650

Operating costs and expenses:
Cost of revenue	8,787,254	24,164,661
Sales and marketing	5,946,697	25,728,220
General and administrative	28,902,017	51,321,978
Loss on disposal of businesses, net	3,497,221	-
Asset impairment charges	16,135,000	46,498,689
Total operating expenses	63,268,189	147,713,548

Operating loss	(40,302,385)	(89,361,898)

Other income (expense):
Interest expense	(2,485,758)	(6,423,039)
Gain on termination of lease	799,901	-
Loss on conversion of senior convertible note	-	(5,999,662)
Loss on extinguishment of senior convertible note	(1,821,013)	(28,478,804)
Change in fair value of derivative liability on senior convertible note	7,435,687	(10,882,241)
Change in fair value of warrant liability	7,113,292	31,468,270
Change in fair value of contingent consideration	(2,864,551)	2,355,308
Other non-operating income (loss), net	(160,276)	(584,466)
Total other income (expense), net	8,017,282	(18,544,634)

Loss before income taxes	(32,285,103)	(107,906,532)

Income tax (expense) benefit	(376)	5,674,442

Net loss	$(32,285,479)	$(102,232,090)

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(802,512)	(501,570)
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(302,489)	(182,046)
Dividend on Series C convertible preferred stock	(204,414)	-
Dividend on Series D convertible preferred stock	(37,267)	-

Net loss attributable to common stockholders	$(33,632,161)	$(102,915,706)

Net loss per common share	$(19.63)	$(356.27)
Weighted average number of common shares outstanding, basic and diluted	1,713,598	288,869

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2023	2022

Net loss	(32,285,479)	$(102,232,090)
Other comprehensive (income) loss:
Reclassification of accumulated foreign currency translation net losses to net loss as a result of the disposal of businesses	(2,487,334)	-
Foreign currency translation (gain) loss	(221,616)	6,706,944
Total other comprehensive (income) loss	(2,708,950)	6,706,944

Total comprehensive loss	(29,576,529)	$(108,939,034)

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Years Ended June 30, 2023 and 2022

	10% Series A Cumulative Redeemable		Series B				Series D						Accumulated	Total
	Convertible Preferred Stock		Redeemable Preferred Stock		Series C Preferred Stock		Preferred Stock Amount		Common Stock		Additional paid-in	Accumulated	other comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares-	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)

Balance as at July 1, 2021	-	$-	-	$-	-	$-	-	$-	218,961	$219	$122,362,679	$(46,908,336)	$(669,170)	$74,785,392

Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock	835,950	7,599,334	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of redemption value and issuance costs	-	182,046	-	-	-	-	-	-	-	-	(182,046)	-	-	(182,046)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	(501,570)	-	-	(501,570)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	150,000	150	3,464,775	-	-	3,464,925
Conversion of senior convertible note	-	-	-	-	-	-	-	-	25,145	25	10,652,623	-	-	10,652,648
Issuance of common stock under the ATM, net of issuance costs	-	-	-	-	-	-	-	-	11,658	12	3,885,097	-	-	3,885,109
Common stock issued upon the exercise of stock options	-	-	-	-	-	-	-	-	140	-	67,479	-	-	67,479
Common stock issued for services	-	-	-	-	-	-	-	-	3,325	3	748,146	-	-	748,149
Stock based compensation	-	-	-	-	-	-	-	-	-	-	4,417,504	-	-	4,417,504
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	(6,706,944)	(6,706,944)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(102,232,090)	-	(102,232,090)
Balance as at June 30, 2022	835,950	$7,781,380	-	$-	-	$-	-	$-	409,229	$409	$144,914,687	$(149,140,426)	$(7,376,114)	$(11,601,444)

Accretion of redemption value and issuance costs	-	302,489	-	-	-	-	-	-	-	-	(302,489)	-	-	(302,489)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	(802,512)	-	-	(802,512)
Proceeds from issuance of Series B redeemable preferred stock	-	-	100	1,000	-	-	-	-	-	-	-	-	-	-
Redemption of the Series B redeemable preferred stock	-	-	(100)	(1,000)	-	-	-	-	-	-	-	-	-	-
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	407,431	408	3,714,408	-	-	3,714,816
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	-	-	-	-	178,500	179	17,671	-	-	17,850
Conversion of senior convertible note	-	-	-	-	-	-	-	-	2,242,143	2,242	22,875,713	-	-	22,877,955
Conversion of the senior convertible note to Series C Convertible Preferred Stock	-	-	-	-	15,230	15,230,024	-	-	-	-	-	-	-	15,230,024
Proceeds from issuance of Convertible preferred stock and warrants	-	-	-	-	-	-	4,300	2,581,122	-	-	1,377,878	-	-	3,959,000
Preferred Stock Dividend	-	-	-	-	-	204,414	-	37,267	-	-	(241,681)	-	-	-
Conversions of the Convertible preferred stock				-	(629)	(629,000)	-	-	410,475	410	628,590	-	-	-
Common stocker issued to settle payables	-	-	-	-	-	-	-	-	111,391	111	131,328	-	-	131,439
Stock based compensation	-	-	-	-	-	-	-	-	25,000	25	1,148,124	-	-	1,148,149
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	2,708,950	2,708,950
Net loss	-	-	-	-	-	-	-	-	-	-	-	(32,285,479)	-	(32,285,479)
Balance as at June 30, 2023	835,950	$8,083,869	-	$-	14,601	$14,805,438	4,300	$2,618,389	3,784,169	$3,784	$173,461,717	$(181,425,905)	$(4,667,164)	$4,796,259

The accompanying notes are an integral part of these consolidated financial statements.

Esports Entertainment Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,285,479)	$(102,232,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	6,475,794	12,026,581
Asset impairment charges	16,135,000	46,498,689
Right-of-use asset amortization	46,244	506,742
Stock-based compensation	1,148,149	5,165,653
Deferred income taxes	-	(5,671,861)
Loss on conversion of senior convertible note	-	5,999,662
Loss on extinguishment of senior convertible note	1,821,013	28,478,804
Amortization of debt discount and premium	-	3,389,055
Change in fair value of warrant liability	(7,113,292)	(31,468,270)
Change in fair value of contingent consideration	2,864,551	(2,355,308)
Change in the fair value of derivative liability	(7,435,687)	10,882,241
Loss on sale of business, net	3,497,221	-
Gain on sales of business	-	(1,069,262)
Gain on termination of lease	(799,901)	-
Changes in operating assets and liabilities:
Accounts receivable	208,891	(133,968)
Receivables reserved for users	14,423	(624,803)
Other receivables	(1,463)	193,224
Prepaid expenses and other current assets	575,928	1,530,812
Other non-current assets	562,453	161,645
Accounts payable and accrued expenses	888,203	5,029,309
Liabilities to customers	(2,624,711)	1,920,260
Deferred revenue	413,930	552,987
Operating lease liability	(137,748)	213,461
Net cash used in operating activities	(15,746,481)	(21,006,437)

Cash flows from investing activities:
Cash consideration paid for Bethard acquisition, net of cash acquired	-	(20,067,871)
Proceeds from the sale of Bethard Business	1,739,882	-
Proceeds from the sale of Spanish Operations	1,200,000	-
Proceeds from sale of assets	-	159,872
Purchase of intangible assets	-	(34,648)
Purchases of equipment	(3,321)	(137,729)
Net cash provided by (used in) investing activities	2,936,561	(20,080,376)
Cash flows from financing activities:
Proceeds from equity and common warrant financing, net of issuance costs	9,001,103	13,625,925
Proceeds from exercise of pre-funded warrants	17,850
Proceeds from issuance of Series D convertible preferred stock, preferred warrants and common warrants, net of issuance costs	3,959,000	-
Proceeds from issuance of Series B redeemable preferred stock	1,000	-
Redemption of Series B redeemable preferred stock	(1,000)	-
Proceeds from issuance of 10% Series A cumulative redeemable convertible preferred stock, net of issuance costs	-	7,599,334
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(802,512)	(501,570)
Repayment of senior convertible note	(3,458,403)	-
Issuance of common stock under the ATM, net of issuance costs	-	3,885,109
Payment of Bethard contingent consideration	-	(1,016,331)
Proceeds from exercise of stock options and warrants, net of issuance costs	-	67,479
Repayment of notes payable and finance leases	(37,150)	(171,661)
Net cash provided by financing activities	8,679,888	23,488,285
Effect of exchange rate on changes in cash and restricted cash	1,233,826	(952,032)
Net decrease in cash and restricted cash	(2,896,206)	(18,550,560)
Cash and restricted cash, beginning of year	4,809,808	23,360,368
Cash and restricted cash, end of year	$1,913,602	$4,809,808

A reconciliation of cash and restricted cash to the consolidated balance sheets follows:

	June 30, 2023	June 30, 2022
Cash	$1,745,298	$2,517,146
Restricted cash	168,304	2,292,662
Cash and restricted cash	$1,913,602	$4,809,808

June 30, 2021
Cash	$19,917,196
Restricted cash	3,443,172
Cash and restricted cash	$23,360,368

SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
	June 30, 2023	June 30, 2022
Interest	$2,442,673	$2,434,291
Income taxes	$-	$(2,581)

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of contingent consideration payable in cash and common stock for Bethard acquisition	$-	6,700,000
Increase in Senior Convertible Note from conversion of accounts payable and accrued interest	$2,500,000	-
Conversion of senior convertible notes to common stock	$19,261,583	10,652,648
Conversion of principal on senior convertible note to Series C Convertible Preferred Stock	$15,230,024	-
Conversion of Series C Convertible Preferred Stock to common stock	$629,000	-
Common stock issued to settle payables	$131,439	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$302,489	182,046
Right-of-use asset obtained in exchange for operating lease obligation	$-	1,112,960
Finance lease asset obtained in exchange for financing lease obligation	$-	96,018

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”) and Helix Holdings, LLC (“Helix”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. Helix owned and operated esports centers. On July 13, 2021, the Company acquired Bethard Group Limited’s business-to-consumer operations that included the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s operations provided sportsbook, casino, live casino and fantasy sport betting services.

The Company has recently completed a series of independent transactions to streamline its operations to reduce operating losses and to increase its focus on core businesses. The Company closed its Argyll operations on December 8, 2022 by surrendering of its UK license and deconsolidated its Argyll operating entities due to liquidation and loss of control of the entities, with Argyll Entertainment being deconsolidated on March 27, 2023 and Argyll Productions being deconsolidated on June 9, 2023. The Company sold its Spanish iGaming operations on January 18, 2023, sold the Bethard business on February 24, 2023 and exited the EGL business as of June 30, 2023. The Company disposed of Helix on June 10, 2022. Subsequent to these transactions, the core businesses of the Company include Lucky Dino of the EEG iGaming (see Reportable Segments), and GGC of the EEG Games (see Reportable Segments).

The acquisition and disposal of Bethard and the disposals of the other entities are discussed further in Note 3, Disposals, Acquisitions and Related Items.

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

Effective February 22, 2023 the Company completed a one-for-one-hundred (1-for-100) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of the Company’s common stock in the consolidated financial statements and related notes refer to the number of shares of common stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

Reportable Segments

The Company operates two complementary business segments:

EEG iGaming

EEG iGaming includes the Company’s iGaming casino and sportsbook product offerings. Currently, the Company operates the business to consumer segment primarily in Europe.

EEG Games

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, and (2) the creation of esports content for distribution to the betting industry. Currently, we operate our esports EEG Games business in the United States and Europe.

These segments consider the organizational structure of the Company and the nature of financial information available and reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation and recoverability of goodwill and intangible assets.

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

The Company considered that it had an accumulated deficit of $181,425,905 as of June 30, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At June 30, 2023, the Company had total current assets of $4,043,048 and total current liabilities of $8,855,437. Net cash used in operating activities for the year ended June 30, 2023 was $15,746,481, which includes a net loss of $32,285,479.

The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits. As of June 30, 2023, the Company had $1,745,298 of available cash on-hand and net current liabilities of $4,812,389.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which include (i) up to $7,186,257 of gross proceeds from the Equity Distribution Agreement, through an “at the market” (“ATM”) equity offering program whereby, per the October 2023 Settlement Agreement, the Company will 50% of the net proceeds from ATM Sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other customary offering expenses) and the remaining 50% of the net proceeds from ATM Sales be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock, unless the Holder elects to change such allocations (discussed further below); (ii) the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and (iii) the ability to raise additional financing from other sources. The Company has been able to raise additional funds through the markets and direct offerings and has recently completed the following transactions that have added to cash flow and include additional potential sources of funding, including, (1) on May 22, 2023 the Company closed the issuance of the Series D Convertible Preferred Stock, that includes the issuance of (i) 4,300 shares of Series D Convertible Preferred Stock for a price of $1,000 per share, (ii) Common Warrants to purchase 1,433,333 shares of our common stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000, with the preferred warrants to purchase the Series D Preferred Stock as a potential source of additional funds; (2) on August 15, 2023, the Company closed a securities purchase agreement with the holder of the Company’s outstanding Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (the “ Holder”) (the “August RD SPA”). The August RD SPA relates to the offering of (i) 1,000,000 shares of our common stock (the “Common Stock”), $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (ii) pre-funded warrants to purchase 4,167,959 shares of our Common Stock at a price of $0.1935 per warrant, directly to such Holder (the “August RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The August RD Pre-funded Warrants were exercisable immediately upon issuance and were entirely exercised at an exercise price of $0.001 per share of Common Stock on August 17, 2023. The gross proceeds from the issuance and sale of the shares of Common Stock and August RD Pre-funded Warrants, was approximately $1,000,000, before deducting the estimated offering expenses payable of $130,000, for net proceeds of $870,000; and (3) on September 15, 2023, the Company entered into the Equity Distribution Agreement under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $7,186,257 through an ATM as discussed above.

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

The amount of available cash on hand on October 12, 2023, one business day preceding this filing, was approximately $314,000.

Compliance with Nasdaq Listing Requirements

On April 11, 2022, the Company received a deficiency notification letter from the Listing Qualifications Staff of Nasdaq (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days (the “Bid Price Rule”).

On June 7, 2022, the Company received a further letter from Nasdaq notifying the Company that for the last 30 consecutive business days, the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the minimum of $35,000,000 required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”).

On October 11, 2022, the Company received a third letter from Nasdaq notifying the Company that the Company’s common stock will be delisted, and the Company’s Common Stock warrants traded under the symbols GMBLW and GMBLZ and the Company’s 10% Series A cumulative redeemable convertible preferred stock traded under symbol GMBLP will no longer qualify for listing, and in that regard trading of the Company’s common stock, Common Stock warrants and 10% Series A cumulative redeemable convertible preferred stock will be suspended. The Company requested an appeal with the Panel (the “Panel”) and the hearing was held on November 17, 2022.

On November 30, 2022, the Company received a determination from the Panel granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule, and the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1), respectively, on or before February 7, 2023 (which, as described below, was subsequently extended on February 8, 2023) and March 31, 2023, respectively, and adhering to certain other conditions and requirements described below.

On December 6, 2022, the Company received a fourth letter from Nasdaq notifying the Company that it has not regained compliance with the MVLS Rule. This was addressed in the November 17, 2022, hearing before the Panel where the Company presented on its plan to comply with the MVLS Rule or alternative criteria and was granted continued listing subject to the criteria noted above.

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
3.	On March 31, 2023, the Company shall demonstrate compliance with the Equity Rule.

The Company provided an update on its progress to the Panel on February 20, 2023.

On March 9, 2023, the Company received a letter from the Panel indicating that the Company has regained compliance with the Bid Price Rule.

On March 30, 2023, the Company submitted a written submission requesting an extension on the requirement to demonstrate compliance with the Equity Rule and on April 6, 2023, the Panel granted an extension through April 30, 2023.

On May 1, 2023, the Company announced it met the minimum Equity Rule.

On June 13, 2023, the Company received a notice from the Panel providing that the Company demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, including the Equity Rule, as outlined in Listing Rule 5550(b)(1).

On September 6, 2023, the Company received a deficiency notification letter from the Staff indicating that the Company was not in compliance with Bid Price Rule.

The Company has 180 calendar days from the date of such notice, or until March 4, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

The Company remains subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 13, 2024. In the event the Company fails to satisfy a continued listing requirement during the Panel Monitor, the Company will not be provided with the opportunity to present a compliance plan to the Staff and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules, but would instead have an opportunity to request a new hearing with the Panel. The Company’s securities may be at that time delisted from Nasdaq.

Any failure to maintain compliance with the continued listing requirements of Nasdaq could result in delisting of our common stock from Nasdaq and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us and limit our access to debt and equity financing.

Cash and Cash Equivalents

Cash includes cash on hand. Cash equivalents consist of highly liquid financial instruments purchased with an original maturity of three months or less. As of June 30, 2023 and June 30, 2022, the Company did not have any financial instruments classified as cash equivalents. At times, cash deposits inclusive of restricted cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Accounts are insured by the FDIC up to $250,000 per financial institution. There have been no losses recognized on cash balances held at these financial institutions.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers.

Accounts Receivable, net

Accounts receivable, net is comprised of the amounts billed to customers principally for esports events and team management services. Accounts receivable, net is recorded net of an allowance for credit losses. The Company performs ongoing credit evaluations for its customers and determines the amount of the allowance for credit losses upon considering such factors as historical losses, known disputes or collectability issues, the age of a receivable balance as well as current economic conditions. Bad debt expense is recorded to maintain the allowance for credit losses at an appropriate level and changes in the allowance for credit losses are included in general and administrative expense in the consolidated statements of operations. At June 30, 2023 and 2022, the allowance for credit losses was not material to the consolidated financial statements of the Company.

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

Goodwill

Goodwill represents the excess of fair value of consideration paid for an acquired entity over the fair value of the assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but rather it is tested for impairment at the reporting unit level on an annual basis at the beginning of the fourth quarter for each fiscal year, or more often if events or changes in circumstances indicate that more likely than not the carrying amount of the asset may not be recoverable. A reporting unit represents an operating segment or a component of an operating segment. In accordance with ASC Topic 350 Intangibles – Goodwill and Other, as of June 30, 2023 the Company’s business is classified into two reporting units: iGaming Malta (includes Lucky Dino and is the iGaming segment) and GGC (EEG Games segment). Bethard which was previously part of the iGaming Malta reporting unit was disposed of during the year ended June 30, 2023, Argyll Entertainment and Argyll Productions were liquidated during the year ended June 30, 2023 and were previously part of the iGaming Argyll reporting unit and EGL was sold on June 30, 2023 and was part of its own reporting unit. The Helix business was sold on June 10, 2022 and was previously its own reporting unit.

In testing goodwill for impairment, the Company has the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, including changes in the Company’s management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company then performs a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If it is determined that the fair value is less than its carrying amount, the excess of the goodwill carrying amount over the implied fair value is recognized as an impairment loss in accordance with Accounting Standards Update (“ASU”) No. 2017-04, Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The Company utilizes a discounted cash flow analysis, referred to as an income approach, and uses internal and market multiples, to assess reasonableness of assumptions, to determine the estimated fair value of the reporting units. For the income approach, significant judgments and assumptions including anticipated revenue growth rates, discount rates, gross margins, operating expenses, working capital needs and capital expenditures are inherent in the fair value estimates, which are based on the Company’s operating and capital forecasts. As a result, actual results may differ from the estimates utilized in the income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from the Company’s estimate and could result in the recognition of additional impairment charges in the consolidated financial statements. As a test for reasonableness, the Company also considers the combined fair values of the Company’s reporting units to a reasonable market capitalization of the Company. The Company may elect not to perform the qualitative assessment for some or all reporting units and perform a quantitative impairment test.

During the year ended June 30, 2023, the Company’s share price continued to decline and the Company performed an assessment of its operations. As part of this the Company recognized goodwill asset impairment charges of $1,635,000 to the goodwill of the GGC reporting unit, which is in the EEG Games segment and asset impairment charges of $14,500,000 to the goodwill of the iGaming Malta reporting unit, which was part of the EEG iGaming segment, for a total of $16,135,000 for the year ended June 30, 2023 (see Note 7 for additional information regarding the goodwill impairment, and the effects on the Company’s business, financial condition, and results of operations).

During the year ended June 30, 2022, the Company’s share price had a significant decline and the Company’s ability to invest in its businesses was impacted and the Company recognized goodwill asset impairment charges of $23,119,755 to the goodwill of the GGC, EGL and Helix reporting units, which were all part of the EEG Games segment and asset impairment charges of $3,852,876 to the goodwill of the iGaming Argyll (UK) reporting unit, which was part of the EEG iGaming segment, for a total of $26,972,631 for the year ended June 30, 2022 (Note 7).

Further downturns in economic, regulatory and operating conditions could result in additional goodwill impairment in future periods.

Intangible assets

Intangible assets with determinable lives consist of player relationships, developed technology and software, tradenames and gaming licenses. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives of 5 years for player relationships and developed technology and software, 10 years for tradenames and 2 years for gaming licenses. The Company also capitalizes internal-use software costs such as external consulting fees, payroll and payroll-related costs and stock-based compensation for employees in the Company’s development and information technology groups who are directly associated with, and who devote time to, the Company’s internal-use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project and continues during the application development stage. Capitalization ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training and post-implementation stages of the software development life cycle are expensed as incurred. There were no amounts capitalized during the years ended June 30, 2023 and 2022.

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

There were no impairment charges on long-lived assets identified for the year ended June 30, 2023.

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

Jackpot Provision

The jackpot provision liability is an estimate of the amount due to players for progressive jackpot winnings. The jackpot liability is accrued monthly based on an estimate of the jackpot amount available for winning. The jackpot increases with each bet on a jackpot eligible iGaming casino machine and a portion of each losing bet is allocated towards the funding of the jackpot amount. Jackpots are programmed to be paid out randomly across certain casino brands. When a player wins a jackpot, the amount of the jackpot is reset to a defined amount that varies across eligible iGaming casino machines. Participating iGaming casino machines of the Company pool into the same jackpot and therefore the winning of a jackpot affects other players on the network of participating iGaming casino machines.

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

The following securities were excluded from weighted average diluted common shares outstanding for the year ended June 30, 2023 and 2022 because their inclusion would have been antidilutive:

	2023	2022
Common stock options	$30,621	$11,105
Common stock warrants	1,975,339	226,006
Common stock issuable upon conversion of senior convertible note	-	160,315
10% Series A cumulative redeemable convertible preferred stock	835,950	835,950
Common stock issuable on conversion of Series C convertible preferred stock	13,941,091	-
Common stock issuable on conversion of Series D convertible preferred stock	4,084,056	-
Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of preferred warrants issued in the Series D convertible preferred stock offering	4,048,965	-
Total	$24,916,022	$1,233,376

The table includes the number of shares of common stock potentially issuable upon a conversion of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock into shares of common stock. The table also includes any shares of common stock that would be issuable upon exercise and conversion of the preferred warrants issued in the Series D Convertible Preferred Stock offering. The conversion price used to estimate the number of common stock issuable for the Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of Series D preferred warrants, was 90% of the Company’s Nasdaq Official Closing Price of $1.18 on June 30, 2023. Issuances of shares of common stock upon conversion of the Series D Convertible Preferred Stock and Common Warrants in excess of 20% of the Company’s outstanding shares of common stock require approval by the Company’s stockholders pursuant to the rules and regulations of the Nasdaq Stock Market.

Comprehensive Loss

Comprehensive loss consists of the net loss for the year and foreign currency translation adjustments related to the effect of foreign exchange on the value of assets and liabilities. The net translation loss for the year is included in the consolidated statements of comprehensive loss.

Foreign Currency

The functional currencies of the Company include the U.S. dollar, British Pound and Euro. The reporting currency of the Company is the U.S. dollar. Assets and liabilities of the Company’s foreign operations with functional currencies other than the U.S. dollar are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the periods. Translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency. The Company recorded a foreign exchange transaction loss for the years ended June 30, 2023 and 2022 of $108,175 and $149,573, respectively. Transaction gains and losses are reported within other non-operating income (loss), net, on the consolidated statements of operations.

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

Sales and Marketing

Sales and marketing expenses are comprised primarily of advertising costs that include online search advertising and placement, including advertising with affiliates for the online betting and casino operations, as well as other promotional expenses paid to third parties, including expenses related to sponsorship agreements. Sales and marketing expense for the years ended June 30, 2023 and 2022 was $5,946,697 and $25,728,220, respectively.

Revenue and Cost Recognition

The revenue of the Company is currently generated from online casino and sports betting (referred to herein as “EEG iGaming revenue”), and esports revenue (referred to herein as “EEG Games Revenue”), consisting of the sales of subscriptions to access cloud-based software used by independent operators of game centers, and from hardware and equipment sales, consulting and data analytic services provided to game operators (“EEG Games Esports and Other Revenue”), and from the provision of esports event and team management services (“EEG Games Esports Event Management and Team Service Revenue”). The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers (“ASC 606”) when control of a product or service is transferred to a customer. The amount of revenue is measured at the transaction price, or the amount of consideration that the Company expects to receive in exchange for transferring a promised good or service. The transaction price includes estimates of variable consideration to the extent that it is probable that a significant reversal of revenue recognized will not occur.

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

EEG iGaming Revenue

EEG iGaming revenue is derived from the placement of bets by end-users, also referred to as customers, through online gaming sites. The transaction price in an iGaming contract, or Net Gaming Revenue (“NGR”), is the difference between gaming wins and losses, as further reduced by any nondiscretionary incentives awarded to the customer. Gaming transactions involve four performance obligations, namely the settlement of each individual bet, the honoring of discretionary incentives available to the customer through loyalty reward programs, the award of free spin and deposit match bonuses, and the winning of a casino jackpot. The total amount wagered by a customer is commonly referred to as the win or Gross Gaming Revenue (“GGR”). The GGR is allocated to each performance obligation using the relative standalone selling price determined for iGaming contracts.

Revenue recognition for individual wagers is recognized when the gaming occurs, as such gaming activities are settled immediately. The revenue allocated to incentives, such as loyalty points offered through a rewards program, is deferred and recognized as revenue when the loyalty points are redeemed. Revenue allocated to free spins and deposit matches, referred to as bonuses, are recognized at the time that they are wagered. Jackpots, other than the incremental progressive jackpots, are recognized at the time they are won by customers. The Company applies a practical expedient by accounting for its performance obligations on a portfolio basis as iGaming contracts have similar characteristics. The Company expects the application of the revenue recognition guidance to a portfolio of iGaming contracts will not materially differ from the application of the revenue recognition guidance on an individual contract basis.

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

EEG Games Revenue

EEG Games Esports and Other Revenue

The Company derives revenue from sales of subscriptions to access cloud-based software used by independent operators of game centers, as well as from consulting services provided to game operators. The revenue derived from the sale of subscription services to cloud-based software used by game centers is recognized over the term of the contract, using the input method of time lapsed to measure the progress toward satisfying the performance obligation, which generally can range from one month to three years in duration, beginning on the date the customer is provided access to the Company’s hosted software platform. Maintenance services are recognized over time, using the input method as services are performed.

The Company previously derived revenue from its operation of game centers and revenue was recognized when a customer purchased time to use the esports gaming equipment at each center. The revenue from time purchased by a customer and from the sale of concessions was recognized at the point of sale. The Company disposed of this revenue stream through the sale of Helix on June 10, 2022.

The Company further provides hardware and equipment sales and consultation services related to the use of hardware and equipment for gaming operations together with implementation services that include sourcing, training, planning, and installation of technology. The Company considers services related to hardware and equipment and implementation, as separate performance obligations. Revenue for hardware and equipment sales and implementation are recognized at a point in time upon satisfaction of the performance obligation when the customer obtains control.

Contracts that contain multiple performance obligations require an allocation of the transaction price to each distinct performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account the Company’s overall pricing objectives, considering market conditions and other factors, including the value of the deliverables in the contracts, customer demographics, geographic locations, and the number and types of users within the contracts. The Company does not have any significant financing components or significant payment terms in its contracts.

EEG Games Esports Event Management and Team Service Revenue

The Company derived revenue from esports event management and team services prior to the sale of EGL on June 30, 2023. Esports event management services supported the creation, production and delivery of an esports event by providing event staffing, gaming consoles, and other technical goods and services for a customer event that is either hosted live in person or online. The revenue generated from esports event management services was generally earned on a fixed fee basis per event.

The esports team services offerings of the Company included recruitment and management services offered to sports clubs to facilitate their entrance into esports tournament competition. Team services provided to a customer may include player recruitment, administration of player contracts, processing of tournament admission, providing logistical arrangements, as well as providing ongoing support to the team during the event. Team services are earned on a fixed fee basis per tournament.

Esports event management and team services revenues were recognized over the term of the event or the relevant contractual term for services as this method best depicts the transfer of control to the customer. The Company recognized revenue for event management services based on the number of days completed for the event relative to the total days of the event. Revenue from team management services was recognized from inception of the contract through the end of the tournament using the number of days completed relative to the total number of days in the contract term. Revenue collected in advance of the event management or team services was recorded as deferred revenue on the consolidated balance sheets. The Company also could enter into profit sharing arrangements which were determined based on the net revenue earned by the customer for an event in addition to a fixed fee. Revenue recognition for profit sharing arrangements was recognized at the time the revenue from the event is determined, which is generally at the conclusion of the event. An event or team services contact may further have required the Company to distribute payments to event or tournament attendees resulting in the recognition of a processing fee by the Company. The Company did not recognize revenue from the processing of payments until the conclusion of the event or tournament.

The Company evaluated the service being provided under an esports event and team services contract to determine whether it should recognize revenue on a gross basis as the principal provider of the service, or on a net basis in a manner similar to that of an agent. The Company has determined that for esports event and team services contracts that allow for the assignment of individual tasks to a third-party contractor, the Company acted as the principal provider of the service being offered to the customer as it remains primarily responsible for fulfilling the contractual promise to the customer. In profit sharing arrangements, such as events that allow for the Company to share in the revenue earned by a customer for an event, the Company had determined it acts in the role of an agent to the customer as the event creator. The Company also determined it acted as an agent when it collected a processing fee for performing the service of distributing prize money on behalf of its customers to event or tournament winners.

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

Contract Liabilities

Certain player liabilities include amounts consisting of a free spin bonus and a deposit match bonus, and the player reward liabilities. The free spin bonus provides the user the opportunity to a free play, or otherwise spin, on an iGaming casino slot machine without withdrawing a bet amount from the player’s account. The deposit match bonus matches a player’s deposit up to a certain specified percentage or amount. These bonuses represent consideration payable to a customer and therefore are treated as a reduction of the transaction price in determining NGR. The Company also offers non-discretionary loyalty rewards points to customers that can be redeemed for free play or cash. The Company allocates revenue from wagers to loyalty points rewards earned by users, thereby deferring a portion of revenue from users that participate in a loyalty reward program. The amount of revenue deferred related to loyalty points available to users is based on the estimated fair value of the loyalty point incentive available to the user.

The Company records deferred revenue for payments received in advance of performance obligations being completed related to its sale of subscription services to cloud-based software used by customers, including maintenance and for hardware and equipment.

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

In June 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. For public business entities, it is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years using the fully retrospective or modified retrospective method. The Company early adopted this standard as of July 1, 2022. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”), which clarifies the guidance in Accounting Standards Codification Topic 820, Fair Value Measurement (“Topic 820”), when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Note 3 – Disposals, Acquisitions and Related Items

We have initiated a process to evaluate the strategic options for the iGaming business, including exploring the sale of iGaming assets due to increasing regulatory burdens and competition. Our new Chief Executive Officer was tasked with assessing the value of the iGaming assets and determining next steps. The Company has taken the following actions:

Sale of Bethard Business and Amendment and Waiver to Senior Convertible Note

On February 24, 2023, (the “Bethard Closing Date”), the Company, pursuant to a stock purchase agreement (the “Purchase Agreement”) dated February 14, 2023 with Gameday Group PLC, a Malta company (“Purchaser”), completed the divestiture of Prozone Limited, a Malta company containing the online casino and sportsbook business, including the Bethard brand (the “Bethard Business”), that is licensed in Malta and Sweden (together, the sale of Prozone Limited with the Bethard Business herein referred to as the “Sale of the Bethard Business”). The purchase consideration was determined by the Company to be $8,090,965 comprised of cash received on the Closing date of €1,650,000 ($1,739,882 using exchange rates in effect on the Closing Date), holdback consideration, of €150,000 ($158,171 using exchange rates in effect on the Closing Date) and the Company’s settlement of its contingent consideration liability of €5,872,989 ($6,192,912 using exchange rates in effect on the Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021. The Purchaser further assumed net working capital of the Bethard Business consisting primarily of accounts payable and accrued liabilities estimated to be €1,238,552 ($1,306,021 using exchange rates at the Closing Date). The Company recognized a loss on disposal of the Bethard Business of $7,735,724.

On February 16, 2023, the Company entered into an Amendment and Waiver Agreement (“Amendment”) with the holder of the Senior Convertible Note (the “Holder”) as a condition to the closing of the sale of the Bethard Business. The Amendment required the Company to deposit 50% of the proceeds from the Sale of the Bethard Business in a bank account in favor of the Holder. The Amendment required the Company to deposit 50% of the proceeds of any permitted future sale of assets or any subsequent debt or equity offer or sale (a “Securities Transaction”) and 100% of the proceeds of any additional indebtedness incurred in the future, into such bank account in favor of the Holder, or, at the option of the Holder, redeem amounts under the Senior Convertible Note using such proceeds. 50% of the proceeds received from the Sale of the Bethard Business, were deposited into a bank account in favor of the Holder.

The Amendment also modified the Senior Convertible Note to increase the principal balance by $2,950,000, for fees of $450,000 and converted accrued liabilities of $2,500,000. The Amendment further provided for a voluntary reduction in the Conversion Price (as defined in the Senior Convertible Note) when, among other things, the Company issues or is deemed to issue common stock in a future registered offering at a price below the Conversion Price then in effect, to the lower issuance price in such offering, subject to certain exceptions. The Amendment also provided rights to the Holder to participate in future Securities Transactions for a period of two years from the later of the date of the Amendment and the date that no payment amounts due to the Holder remain outstanding.

During October 2022, the Company entered into an amendment to the Bethard SPA where it agreed to pay €6,535,753 (equivalent to $6,891,782 using exchange rates at February 24, 2023 the date of disposal of the Bethard Business) through installments equal to 12% of net gaming revenue until the Company has paid the balance or the Company spends €13,120,000 in marketing costs (equivalent to $13,834,699 using exchange rates at February 24, 2023 the date of disposal of the Bethard Business). On February 24, 2023, the contingent liability was settled as part of the disposal of the Bethard Business. As of June 30, 2022 the Company has estimated the present value of the amount owed to be $3,328,361. During the year ended June 30, 2023, the Company recognized a loss of $2,864,551, and during the year ended June 30, 2022, the Company recognized a gain of $2,355,308, respectively, in the change in fair value of contingent consideration in the consolidated statement of operations.

Sale of Spanish iGaming Operations

On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license. The Company received approximately $1,200,000 in proceeds and $1,000,000 in cash from the return of a deposit held with the Spanish regulator. Sixty-five percent (65%) of the proceeds and cash received were remitted to the Holder as required by the waiver obtained for the sale. The Company recognized a gain on disposal of the Spanish iGaming operations of $1,114,992.

Closure of Argyll and vie.gg

On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On November 15, 2022, as part of the winding down of the Argyll UK iGaming operations, players were informed that they would no longer be able to place bets from November 30, 2022 and that they could withdraw their balances through December 7, 2022. On December 8, 2022 Argyll UK surrendered its UK license and the surrender was confirmed by the UK Gambling Commission (the “UKGC”) on December 9, 2022. Between December 7, 2022 and December 14, 2022 Argyll UK attempted to refund customer accounts that still had remaining balances. On March 3, 2023, the Company’s Board of Directors (the “Board”) determined that the Company’s wholly-owned subsidiary, Argyll Entertainment, the Company’s Swiss entity that is part of Argyll UK, would be liquidated. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company further liquidated and deconsolidated wholly-owned subsidiary, Argyll Productions, on June 9, 2023. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of $2,151,862 for Argyll Entertainment and $610,643 for Argyll Productions, in loss on disposal of businesses in the consolidated statement of operations.

Since the acquisition and through disposal of the Argyll businesses, the Company has responded to periodic requests for information from the UKGC in relation to information required to maintain its UK license following the change of corporate control. There were no adverse judgments imposed by the UKGC against the Company.

On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. The exit of the transactional waiver is complete and this did not have a material adverse effect on our results of operations.

Exit of EGL business

On June 30, 2023, the Company sold its EGL business, a provider of online tournaments (through the EGL tournament platform) to a member of the EGL management team for $250,000. The exit of EGL did not have a material adverse effect on our results of operations. The Company recognized a gain on disposal of $361,006 for EGL, in loss on disposal of businesses in the consolidated statement of operations..

Bethard Acquisition

On July 13, 2021, the Company completed the acquisition of the business-to-consumer operations of Bethard Group Limited, which provides sportsbook, casino, live casino and fantasy sport betting services with gaming licenses to customers in Sweden, Spain, Malta and Ireland, from Gameday Group Plc, a limited liability company incorporated in Malta (the “Seller”). The acquisition of Bethard expanded the iGaming operations of the Company in Europe and provides the Company with increased opportunity to cross-sell its esports offerings to a larger customer base. The acquisition of Bethard resulted in the Company acquiring the outstanding share capital of Prozone Limited, a public liability company registered in Malta, that had previously received the assets of Bethard in a pre-closing restructuring by the Seller. The initial payment of purchase consideration for Bethard included cash paid at closing of €13,000,000 (equivalent to $15,346,019 using exchange rates in effect at the acquisition date), including €1,000,000 (equivalent to $1,180,463 using exchange rates in effect at the acquisition date) paid for a regulatory deposit with the Spanish Gaming Authority. The cash purchase consideration of Bethard also included a second payment (“Second Payment”) of €4,000,000 (approximately $4,721,852 using exchange rates in effect at the acquisition date) that was paid by the Company on November 16, 2021 (the “Second Payment Due Date”), using the proceeds raised from the issuance of the 10% Series A Cumulative Redeemable Convertible Preferred Stock (see Note 15 for discussion of the 10% Series A Cumulative Redeemable Convertible Preferred Stock). The total purchase consideration of Bethard also requires the Company to pay additional contingent cash consideration during the 24-month period following the acquisition date equal to 15% of net gaming revenue until the date of the Second Payment, with the percentage then decreasing to 12% of net gaming revenue for the remaining term ending July 2023. The total purchase consideration also provides for a payment of up €7,600,000 (equivalent to $8,971,519 using exchange rates in effect at the acquisition date) of contingent share consideration should a specific ambassador agreement be successfully assigned to the Bethard Business acquired by the Company following the acquisition date.

The purchase consideration, including the fair value of the contingent cash consideration, is as follows:

Cash paid at closing	$15,346,019
Second Payment	4,721,852
Total cash consideration paid for Bethard	20,067,871
Contingent cash consideration	6,700,000
Total purchase price consideration	$26,767,871

At the time of the acquisition. the contingent cash consideration assumed a cash payment equal to 15% of net gaming revenue for the Bethard Business through the Additional Payment Due Date as set forth through the Second Payment Due Date estimated to be approximately four months at acquisition, then reverting to 12% thereafter for the remainder of a two-year period following the acquisition date. The estimated contingent cash consideration of $6,700,000 was calculated using the applicable percentages applied to projected net gaming revenue of the Bethard Business at the date of acquisition. In October 2022, the Company entered into an amendment to the Bethard SPA that impacted the contingent consideration as discussed further in Note 13. The remaining contingent liability was extinguished as part of the sale of Bethard.

The purchase consideration excludes contingent share consideration payable to the Seller as there is no indication such contingent share contingent consideration will become payable from a successful assignment of the specified ambassador agreement. The Seller of the Bethard Business had up to 6 months to assign the ambassador agreement to receive the contingent share consideration. After the 6 months, the contingent share consideration was reduced by €422,222 (equivalent to $498,417 using exchange rates in effect at the acquisition date) for each month the contract is not assigned to the Company through the 24-month anniversary. The ambassador agreement was never assigned to the Company.

The purchase price and purchase price allocation of the assets acquired and liabilities assumed is as follows:

Receivables reserved for users	$3,109,782
Intangible assets	18,100,000
Goodwill	11,292,685
Other non-current assets	1,180,463
Accrued liabilities	(5,634)
Player liability	(3,108,425)
Deferred income taxes	(3,801,000)
Total	$26,767,871

The acquired intangible assets, useful lives and fair value at the acquisition date follows:

	Useful Life (years)	Fair Value
Tradename	10	$3,500,000
Developed technology and software	5	1,200,000
Gaming licenses	2	700,000
Player relationships	5	12,700,000
Total		$18,100,000

Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not being recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of benefits from securing buyer-specific synergies that increase revenue and profits and are not otherwise available to a marketplace participant, as well as acquiring a talented workforce and cost savings opportunities. The goodwill of Bethard is not deductible for tax purposes. Transaction related expenses incurred for the acquisition of the Bethard Business total $1,005,594, including $255,481 incurred for the year ended June 30, 2022. Transaction related expenses are recorded in general and administrative expenses in the consolidated statements of operations.

As noted above, on February 24, 2023, the Company completed the divestiture of Prozone Limited, containing the Bethard online casino and sportsbook business back to Gameday Group Plc.

Note 4 – Other Receivables

The components of other receivables follows:

	June 30, 2023	June 30, 2022
Indirect taxes	$21,024	$306,040
Other	476,579	66,243
Other receivables	$497,603	$372,283

Note 5 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets follows:

	June 30, 2023	June 30, 2022
Prepaid marketing costs	$53,365	$298,300
Prepaid insurance	265,974	230,404
Prepaid gaming costs	375,082	575,113
Other	11,609	439,236
Prepaid expenses and other current assets	$706,030	$1,543,053

Note 6 – Equipment

The components of equipment follow:

	June 30, 2023	June 30, 2022
Computer equipment	$36,630	$35,911
Furniture and equipment	35,943	34,526
Equipment, at cost	72,573	70,437
Accumulated depreciation and finance lease amortization	(52,560)	(26,512)
Equipment, net	$20,013	$43,925

During the years ended June 30, 2023 and 2022, the Company recorded total depreciation expense and finance lease amortization of $26,404 and $154,464, respectively.

Note 7 – Goodwill and Intangible Assets

A reconciliation of goodwill and accumulated goodwill impairment losses, by reportable segment, is as follows:

	EEG iGaming	EEG Games	Total
Balance as of July 1, 2021
Goodwill, gross	15,109,012	25,828,358	40,937,370
Accumulated goodwill impairment charges	-	-	-
Goodwill, net	15,109,012	25,828,358	40,937,370
Goodwill acquired during the year	11,292,685	-	11,292,685
Effects of foreign currency exchange rates	(2,888,340)	(93,771)	(2,982,111)
Impairment charges	(3,852,876)	(23,119,755)	(26,972,631)
Balance as of June 30, 2022
Goodwill, gross	23,513,357	25,734,587	49,247,944
Accumulated goodwill impairment charges	(3,852,876)	(23,119,755)	(26,972,631)
Goodwill, net	19,660,481	2,614,832	22,275,313
Goodwill disposed of during the year	(2,116,882)	-	(2,116,882)
Effects of foreign currency exchange rates	467,793	-	467,793
Impairment charges	(14,500,000)	(1,635,000)	(16,135,000)
Balance as of June 30, 2023
Goodwill, gross	9,441,453	11,445,832	20,887,285
Accumulated goodwill impairment charges	(5,930,062)	(10,466,000)	(16,396,062)
Goodwill, net	$3,511,391	$979,832	$4,491,223

During the year ended June 30, 2023 the Company recognized loss on disposal of businesses that included $2,116,882 of goodwill for the Bethard Business.

Further, during the year ended June 30, 2023, the Company concluded that impairment indicators existed considering that the EEG iGaming revenues had declined significantly from levels seen in the previous year and in the previous quarters and EEG Games was not performing at the level previously expected. This and uncertainties caused by inflation and certain world events were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment.

The Company performed its impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of December 31, 2022, the Company determined that all its asset groups were recoverable under the undiscounted cash flow recoverability test. The Company performed a further impairment test at June 30, 2023 and that all its asset groups were recoverable under the undiscounted cash flow recoverability test. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the year ended June 30, 2023.

In accordance with ASC 350, for goodwill, the Company performed a goodwill impairment test, which compared the estimated fair value of each reporting unit to its respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment test performed as of December 31, 2022, indicated that the carrying value of the iGaming and GGC reporting units exceeded their estimated fair values determined by the Company. At December 31, 2022, the Company recognized goodwill impairments of $14,500,000 for the iGaming Malta reporting unit of the EEG iGaming segment, and goodwill of $1,635,000 for the GGC reporting unit, in the EEG Games segment, totaling $16,135,000 in asset impairment charges in the consolidated statements of operations. The Company performed a further goodwill impairment test at June 30, 2023 and did not identify any additional asset impairment charges.

In the year ended June 30, 2022, the Company had concluded, at that time, that goodwill impairment indicators existed based on the significant volatility in the Company’s stock price. The Company determined that in-person attendance at its Helix and customer game centers is not expected to attain levels previously forecasted and that under the current liquidity and investment constraints it is less likely to reach the previously forecasted revenue and profits for EGL and GGC. These factors and uncertainties caused by the pandemic, inflation and certain world events, resulted in the Company evaluating its goodwill and long-lived assets, including intangible assets, for impairment. The Company performed its impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of March 31, 2022, the Company determined its EGL, Helix, and GGC asset groups failed the undiscounted cash flow recoverability test and as of June 30, 2022 the Argyll asset group failed the undiscounted cash flow recoverability test. Accordingly, the Company estimated the fair value of its individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets included the use of discounted cash flow and cost analyses, reflecting estimates of future revenues, royalty rates, cash flows, discount rates, development costs and obsolescence. Based on these analyses, the Company concluded the fair values of certain intangible assets were lower than their current carrying values, and recognized impairment totaling $3,644,048 and $12,100,997 for the Argyll, EGL, GGC and Helix tradenames and developed technology and software, respectively, $1,675,580 for the Argyll and EGL player relationships, and $35,519 for the Argyll gaming licenses, totaling $17,456,144 for the year ended June 30, 2022 in asset impairment charges in the consolidated statements of operations. The table below reflects the adjusted gross carrying amounts for these intangible assets.

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

In total, as described in detail above, the Company recorded $44,428,775 of goodwill and intangible asset impairment charges for the year ended June 30, 2022.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further goodwill and long-lived asset impairment charges.

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradenames	$2,801,963	$(566,501)	$2,235,462
Developed technology and software	9,240,018	(3,757,061)	5,482,957
Gaming licenses	724,431	(724,431)	-
Player relationships	10,022,587	(4,621,655)	5,400,932
Internal-use software	226,438	(21,162)	205,276

Total	$23,015,437	$(9,690,810)	$13,324,627

	June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Tradename	$5,835,512	$(578,960)	$5,256,552
Developed technology and software	10,109,366	(1,935,018)	8,174,348
Gaming licenses	1,317,567	(774,760)	542,807
Player relationships	20,920,029	(4,757,813)	16,162,216
Internal-use software	225,086	(14,520)	210,566

Total	$38,407,560	$(8,061,071)	$30,346,489

Amortization expense was $6,449,390 and $11,872,117 for the years ended June 30, 2023 and 2022, respectively. The amortization for EEG iGaming segment was $5,455,088 and $8,679,881, EEG Games segment was $994,302 and $3,192,236, for the years ended June 30, 2023 and 2022, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Fiscal 2024	$4,333,526
Fiscal 2025	4,333,526
Fiscal 2026	3,175,014
Fiscal 2027	362,192
Fiscal 2028	326,816
Thereafter	793,553
Total	$13,324,627

Note 8 – Other Non-Current Assets

The components of other non-current assets follow:

	June 30, 2023	June 30, 2022
iGaming regulatory deposits	$-	$1,715,053
iGaming deposits with service providers	-	261,825
Rent deposit	-	80,520
Other	136,863	4,778
Other non-current assets	$136,863	$2,062,176

Note 9 – Account Payable and Accrued Expenses

The components of account payable and accrued expenses follow:

	June 30, 2023	June 30, 2022
Trade accounts payable	$4,469,927	$5,069,616
Accrued marketing	1,054,085	2,388,987
Accrued payroll and benefits	298,636	833,322
Accrued gaming liabilities	145,393	446,626
Accrued professional fees	286,314	555,967
Accrued jackpot liabilities	91,892	297,970
Accrued other liabilities	759,947	2,751,564
Total	$7,106,194	$12,344,052

Note 10 – Related Party Transactions

The Company’s Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company, that was owed $47,895 and $3,359 by the Company as of June 30, 2023 and 2022, respectively. The Company incurred cost of revenue to Oddin.gg of $72,107 and $52,791 for years ended June 30, 2023 and 2022. On October 3, 2023, the Company signed an agreement to integrate the Oddin.gg esports iFrame solution that will allow the Company to offer esports wagering to its iGaming customers. The integration of the Oddin.gg’s esports iFrame solution is expected to be completed by the Company in the first half of fiscal 2024.  The agreement requires the Company to pay Oddin.gg a revenue share based on the net gaming revenues generated from esports wagering.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $2,400 and $4,800 for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, there were no amounts payable to the former Chief Executive Officer. The former Chief Executive Officer was terminated for cause by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $18,521 and $26,148 for years ended June 30, 2023 and 2022, respectively, in accordance with these agreements. As of June 30, 2023 and 2022, there was approximately $12,700 and $0 amounts payable to Contact Advisory Services Ltd, respectively.

The Company had retained services from a former member of its Board who remained as an advisor to the Company with an annual fee of $60,000. The member was previously retained through a consultancy agreement dated August 1, 2020 and an employment agreement dated June 15, 2020. The consultancy agreement required payments of £18,000 ($21,920 translated using the exchange rate in effect at June 30, 2022) per month to the firm that is controlled by this member of the Board. The individual also received payroll of $500 per month through the employment agreement as Chief Operating Officer. The member resigned from the Board and from his role as Chief Operating Officer on May 31, 2022 and the consultancy agreement and the employment agreement were terminated.

The Company retained the services of its former Chief Financial Officer and Chief Operating Officer through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 2,000 shares of Common Stock to the former Chief Financial Officer and Chief Operating Officer. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022, and the consultancy agreement and employment agreement were terminated. He later rejoined the Company as the Chief Operating Officer on May 29, 2023 under a new employment agreement.

During the year ended June 30, 2022, the Company engaged in transactions with Tilt, LLC a game center operator controlled by the head of GGC. This included net sales to Tilt, LLC in the amount of $222,559 for game center equipment, and amounts paid to Tilt, LLC of $33,600 for equipment leased, $16,589 for services, $20,128 for cryptocurrency mining and $140,000 for purchases of computer inventory. The individual was no longer employed by the Company during the year ended June 30, 2023.

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

In July 2021, the Company commenced a lease for office space of approximately 284 square meters in Saint Julians, Malta over a 3-year lease term. The lease has an annual expense of €83,000 ($90,594 translated using the exchange rate in effect at June 30, 2023), increasing 4% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. In October 2021, the Company commenced a lease for building space of approximately 3,200 square feet at the University of California in Los Angeles over a 5-year lease term (the “UCLA Lease”). The lease had a monthly expense of $17,500, increasing 3% annually. At lease inception, the Company determined it was not reasonably certain to exercise any of the options to extend. On January 26, 2023, the Company agreed to terminate the UCLA lease and there are no further obligations going forward. The Company recognized a gain of $799,901 in gain on termination of lease in the consolidated statement of operations associated with the elimination of the remaining lease liability.

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

The consolidated balance sheet allocation of assets and liabilities related to operating and finance leases is as follows:

	Consolidated Balance Sheet Caption	June 30, 2023	June 30, 2022
Assets:
Operating lease assets	Operating lease right-of-use assets	$85,517	$164,288
Total lease assets		$85,517	$164,288
Liabilities:
Current:
Operating lease liabilities	Operating lease liability – current	$95,903	$364,269

Long-term:

Operating lease liabilities	Operating lease liability – non-current	-	669,286

Total lease liabilities		$95,903	$1,033,555

The operating lease expense and finance lease expense, for the year ended June 30, 2023 were $97,147 and $0, respectively.

The operating lease expense and finance lease expense, excluding asset impairment charges, for the year ended June 30, 2022 were $356,395 and $33,398, respectively. During the year ended June 30, 2022, the Company recognized in asset impairment charges in the consolidated statements of operations, $1,416,807 for operating lease right-of-use assets for the Helix Game Center building rentals and $175,858 for the Helix computer equipment finance leases. The outstanding lease liabilities for the Helix equipment and finance leases were assumed by the purchaser in the Helix transaction on June 10, 2022.

Weighted average remaining lease terms and discount rates follow:

	June 30, 2023	June 30, 2022
Weighted Average Remaining Lease Term (Years):
Operating leases	1.00	3.87

Weighted Average Discount Rate:
Operating leases	8.00%	8.00%

The future minimum lease payments at June 30, 2023 follow:

Operating Lease
Fiscal 2024	$100,606
Thereafter	-
Total lease payments	100,606
Less: imputed interest	(4,703)
Present value of lease liabilities	$95,903

Note 12 – Long-term Debt

Notes Payable and other long-term debt

The components of notes payable and other long-term debt follows:

	Maturity	Interest Rate as of June 30, 2023	June 30, 2023	June 30, 2022
Notes payable	April 30, 2023	3.49%	$-	$139,538
Total			-	139,538
Less current portion of notes payable and long-term debt			-	(139,538)
Notes payable and other long-term debt			$-	$-

In connection with its acquisition of Argyll on July 31, 2020, the Company assumed a note payable of £250,000 ($327,390 translated using the exchange rate in effect at the acquisition date). The term loan was issued on April 30, 2020 and has a maturity of 3 years, bears interest at 3.49% per annum over the Bank of England base rate, and is secured by the assets and equity of Argyll. The monthly principal and interest payments on the note payable commenced in June 2021 and continue through May 2023. The Company paid down the note through March 2023 with the remaining $26,210 being extinguished on liquidation of Argyll Productions on June 9, 2023. Interest expense on the note payable was $1,964 and $9,076 for the year ended June 30, 2023 and 2022, respectively.

Senior Convertible Note

On February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29,150,001, with the Senior Convertible Note in the aggregate principal of $35,000,000. On September 19, 2022 as part of the Company’s September 2022 Offering (defined below) of shares of common stock and warrants to purchase common stock, the Company remitted to the Holder an amount of $2,778,427 from the proceeds reducing the Senior Convertible Note principal balance to $32,221,573. On December 19, 2022, as part of the Registered Direct Offering (Note 16) the Company paid the Holder an amount equal to $1,073,343 for interest due and interest prepaid through February 28, 2023. On January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion, in accordance with Section 7(g) of the Senior Convertible Note (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the Holder from the Company. From January 27, 2023 through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock (Note 16 and discussed further below)), pursuant to the debt for equity exchanges, and after increasing the Senior Convertible Note by $2,950,010, for fees of $450,010 and converted accrued liabilities of $2,500,000 pursuant to the Amendment, the Holder exchanged $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock, at the lowered conversion prices (the “Exchanges”) and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions. Following the Exchanges and the impact of the Amendment, $15,910,000 in aggregate principal amount of the Senior Convertible Note remained outstanding.

On April 19, 2023, the Company redeemed $679,976 of the $15,910,000 previously outstanding on the Senior Convertible Note following the Exchanges and the impact of the Amendment and Exchanges, using funds from the Sale of the Bethard Business deposited in a bank account in favor of the Holder. On April 19, 2023, using these funds, the Company paid $750,000 to the Holder, to redeem the $679,976, and settle the related redemption premium of $51,450 and accrued interest of $168,574, with the additional $150,000 owed being paid on May 1, 2023 (Note 3).

Further, on April 28, 2023, the Company closed on an agreement with the Holder to convert the remaining outstanding $15,230,024 into the Series C Convertible Preferred Stock. The material terms and provisions of the Series C Convertible Preferred Stock are described in Note 16.

The conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock extinguished the Senior Convertible Note and the remaining related debt liability outstanding of $15,230,024 and further eliminated the related derivative liability. As of June 30, 2023, the derivative liability was extinguished and $1,963,906 was recognized as a gain offsetting the loss on extinguishment of senior convertible note recorded in the consolidated statement of operations.

Prior to the extinguishment of the debt, the interest rate on the Senior Convertible Note was 8.0% per annum (consistent with the Old Senior Convertible Note), and from and after the occurrence and during the continuance of any Event of Default (as defined in the Senior Convertible Note), the interest rate would automatically be increased to 12.0% per annum. As further described below, the Company was not in compliance with certain debt covenants under the Senior Convertible Note as of September 30, 2021 or subsequently, until the conversion to the Series C Convertible Preferred Stock. The Company had been accruing interest expense at a rate of 12% beginning March 31, 2022, the date it was initially not in compliance with certain debt covenants, as compared to using the set rate of 8.0%, and the Company recorded an additional $1,075,069 in interest expense in the consolidated statement of operations for the year ended June 30, 2023, respectively. There were no amounts of default interest recorded in accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2023.

The maturity date of the Senior Convertible Note was June 2, 2023, and was subject to extension in certain circumstances, including bankruptcy and outstanding events of default. The Company could redeem the Senior Convertible Note, subject to certain conditions, at a price equal to 100% of the outstanding principal balance outstanding, together with accrued and unpaid interest and unpaid late charges thereon.

The Company had not maintained compliance with certain debt covenants and was in default under the terms of the Senior Convertible Note through April 28, 2023, the date of the conversion to the Series C Convertible Preferred Stock.

The Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $1,750.00 per share. The Senior Convertible Note was subject to a most favored nations provision and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If the Company entered into any agreement to issue (or issues) any variable rate securities, the Holder had the additional right to substitute such variable price (or formula) for the conversion price.

If an Event of Default had occurred under the Senior Convertible Note, in addition to the default interest rate discussed above, the Holder may have elected to alternatively convert the Senior Convertible Note at the Alternate Conversion Price (as defined in the Senior Convertible Note). In connection with an Event of Default, the Holder may have required the Company to redeem in cash any or all of the Senior Convertible Note. The redemption price would have equaled the outstanding principal of the Senior Convertible to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of the Company’s Common Stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater. The Holder did not have the right to convert any portion of a Senior Convertible Note, to the extent that, after giving effect to such conversion, the Holder (together with certain related parties) would beneficially own in excess of 4.99% of the shares of the Company’s Common Stock outstanding immediately after giving effect to such conversion. The Holder could have from time to time increased this limit to 9.99%, provided that any such increase would not have been effective until the 61st day after delivery of a notice to the Company of such increase.

If an Event of Default occurred, the Holder of the Senior Convertible Note had the right to alternate conversion (“Alternate Conversion”) and may have elected to convert the Senior Convertible Note in cash due upon such an acceleration of the applicable principal, at a price (“Alternate Conversion Price”) equal to the greater of the Conversion Floor Price of $218.32 or a price derived from the volume weighted average price of the Company’s Common Stock at the time of Alternate Conversion. If the Alternate Conversion were to include the Conversion Floor Price of $218.32 as the Alternate Conversion Price, the Company would be required to settle in cash any difference between the market value of the shares subject to the Alternate Conversion using the floor price and the market value of the shares using the Alternate Conversion Price, excluding any reference to the floor, based on the formula as stipulated in the Senior Convertible Note.

The Senior Convertible Note included a provision that should the Company be in both breach of its debt covenants and its price per common share trade below the conversion floor price of $218.32 (the “Conversion Floor Price”), the Holder may have elected the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. Through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock (Note 16), the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. As a result, the make whole provision in the Senior Convertible Note was determined to represent an obligation of the Company under the terms of the Senior Convertible Note. At June 30, 2022, the Company estimated it would have been required to issue up to 160,315 shares of Common Stock under the Alternate Conversion make whole provision of the Senior Convertible Note, respectively. Due to the conversion to the Series C Convertible Preferred Stock the recorded derivative liability, as of March 31, 2023, related to the make whole provision of $1,963,906 and the related cash liability of approximately $1,862,000,000 were eliminated (see Make-Whole Derivative Liability below).

Until April 28, 2023, and the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock, under the Senior Convertible Note, and consistent with the Old Senior Convertible Note, the Company was subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. The Company was also subject to certain financial debt covenants relating to available cash, minimum annual revenues, ratio of debt to market capitalization and minimum cash flow.

As noted above, at June 30, 2022, the Company was in default under the terms of the Senior Convertible Note, and the Company recognized its obligation under the Senior Convertible Note as a current liability in the consolidated balance sheet.

The Old Senior Convertible Note was issued by the Company to the Holder on June 2, 2021 in the principal amount of $35,000,000 with the Company receiving proceeds at issuance of $32,515,000, net of debt issuance costs of $2,485,000. The Old Senior Convertible Note was issued with 20,000 Series A Warrants and 20,000 Series B Warrants. On the date of issuance, the Company recorded the fair value of the Series A Warrants and Series B Warrants as a discount to the Old Senior Convertible Note totaling $26,680,000. The debt discount was amortized to interest expense over the term of the Old Senior Convertible Note using the effective interest method until extinguishment. The obligation resulting from the issuance of the Series A Warrants and Series B Warrants was determined to qualify for liability classification on the consolidated balance sheet. See below for further discussion of the Series A Warrants and Series B Warrants. The Old Senior Convertible Note was convertible, at the option of the Holder, into shares of the Company’s Common Stock at a conversion price of $1,750.00 per share. The conversion amounts were calculated as the principal balance identified for conversion plus the Premium on Principal.

Prior to the default, it was previously determined that the Company was not in compliance with the Old Senior Convertible Note covenants at September 30, 2021 and subsequent reporting dates. The Company therefore requested and received a waiver dated October 13, 2021 for (i) any known breaches or potential breaches of financial covenants in effect related to the available cash test and minimum cash flow test through December 25, 2021, (ii) any known breach resulting from the placement of a lien on the outstanding share capital of Prozone Limited, the entity that holds the assets of Bethard, and (iii) any known breach which would result from the Company’s announcement that it would purchase an equity interest in Game Fund Partners Group LLC through the contribution of up to 2,000 shares of Common Stock. In addition, the Company requested and received an amendment to the Old Senior Convertible Note wherein the permitted ratio of outstanding debt to market capitalization was increased temporarily from 25% to 35% through December 25, 2021.

In consideration for the October 13, 2021 waiver, the Company agreed to permit the conversion of up to $7,500,000 of the original principal balance of the Old Senior Convertible Note at the Alternate Conversion Price into shares of Common Stock, exclusive of the Premium on Principal and 15% premium payable that applies to an Alternate Conversion. During the year ended June 30, 2022, the Holder of the Old Senior Convertible Note had converted the full principal amount of $7,500,000 into 25,145 shares of Common Stock. As a result of these conversions of principal, the Company recorded a loss on conversion of Senior Convertible Notes of $5,999,662 in the consolidated statement of operations for the year ended June 30, 2022. The Company has further accelerated the recognition of the remaining debt discount and Premium on Principal in connection with the exchange and issuance of the Senior Convertible Note. This resulted in the recognition of a loss on extinguishment of the Senior Convertible Note of $28,478,804 for the year ended June 30, 2022 in the consolidated statement of operations.

The Company previously obtained a waiver from the Holder of the Old Senior Convertible Note on November 2, 2021 in connection with its announcement to commence an underwritten registered public offering of its 10.0% Series A Cumulative Redeemable Convertible Preferred Stock (Note 15). In consideration for this waiver, the Company agreed to increase the cash price payable upon a redemption of the Old Senior Convertible Note by the Company to be equal to 10% of the conversion amount, as defined in Old Senior Convertible Note agreement as any unpaid principal, minimum return due to the Holder, and unpaid interest due on such redemption date. The Company agreed to pay the Holder of the Old Senior Convertible Note an amount of $1,500,000 under the terms of a registration rights agreement. The Company recognized the amount payable to the Holder of the Old Senior Convertible Note under the registration rights agreement in other non-operating income (loss), net, in the consolidated statement of operations for the year ended June 30, 2022 and this was added to the Senior Convertible Note as part of the Amendment. As of June 30, 2022 the amount was recorded in accounts payable and accrued expenses in the consolidated balance sheet.

Make-Whole Derivative Liability

Prior to the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock, the make-whole provision in the Senior Convertible Note was a derivative liability. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price.

On April 28, 2023, the date of the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock the derivative liability was eliminated and no balance is recorded in the consolidated balance sheet at June 30, 2023. The Company recognized a gain in the Change in fair value of derivative liability on Senior Convertible Note of $7,435,687 with the remaining $1,963,906 recognized as a gain offsetting the loss on extinguishment of senior convertible note in the consolidated statement of operations for the year ended June 30, 2023 due to the elimination of the derivative liability.

Prior to the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock, the Senior Convertible Note agreement included a provision that should both the Company be in breach of its debt covenants and its price per common share trade below the Conversion Floor Price of $218.32, the Holder may elect the Alternate Conversion option that includes a make-whole provision payable to the Holder in cash. Prior to the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock, the Company was in breach of its debt covenants and the price per share of its Common Stock had declined below the Conversion Floor Price. While the Company previously obtained waivers from the Holder of the Old Senior Convertible Note for breach of covenants, as well as a waiver for breach of covenants through March 30, 2022 under the Senior Convertible Note, the Company was unable to comply with the debt covenants under the Senior Convertible Note or otherwise obtain a debt waiver from March 31, 2022 through April 28, 2023 the date of conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock. As a result, the make-whole provision in the Senior Convertible Note agreement was determined to represent an obligation of the Company up until April 28, 2023 under the terms of the Senior Convertible Note. The fair value of the derivative liability at the end of the prior year on June 30, 2022, was determined using a Monte Carlo valuation model to be $9,399,620 which is included in the derivative liability in the consolidated balance sheets and the gain or loss was recorded in the change in fair value of derivative liability in the consolidated statements of operations. The make-whole cash liability calculated under the terms of the note of approximately $180,000,000 at June 30, 2022 was materially higher than the fair value of $9,399,620. See Note 18 for further discussion of the fair value determined for the derivative liability for the year ended June 30, 2022.

Warrants

September 2022 Warrants

On September 19, 2022, the Company completed, an equity offering in which it sold 300,000 units at $25.00 consisting of one share of Common Stock and one warrant for a total of 300,000 September 2022 Warrants with an exercise price of $25.00 (the “September 2022 Offering”). The Company also sold a further 36,000 September 2022 Warrants in an overallotment with an exercise price of $25.00 issued to the underwriters of the offering on September 19, 2022.

The September 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $25.00. The September 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The warrants are not callable by the Company.

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On June 30, 2023, the Company determined the total fair value of the September 2022 Warrants to be $251,876. The change in fair value of the September 2022 Warrants liability recorded in the consolidated statement of operations for the year end June 30, 2023 was $5,034,412. See Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

March 2022 Warrants

On March 2, 2022, the Company completed the March 2022 Offering, an equity offering in which it sold 150,000 units at $100.00 consisting of one share of Common Stock and one warrant for a total of 150,000 March 2022 Warrants with an exercise price of $100.00. The Company also sold a further 22,500 March 2022 Warrants in an overallotment with an exercise price of $100.00 issued to the underwriters of the offering on April 1, 2022.

The March 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $100.00. The March 2022 Warrants are callable by the Company should the volume weighted average share price of the Company exceed $300.00 for each of 20 consecutive trading days following the date such warrants become eligible for exercise. The March 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On June 30, 2022 the Company determined the total fair value of the March 2022 Warrants to be $2,070,000. On June 30, 2023, the Company determined the total fair value of the March 2022 Warrants to be $113,850. The change in fair value of the March 2022 Warrants liability recorded in the consolidated statement of operations for the years ended June 30, 2023 and 2022, was a decrease of $1,956,150 and a decrease of $7,483,500, respectively. See Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 20,000 Series A Warrants and 20,000 Series B Warrants to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note, the Note to Preferred Stock Exchange Agreement (Note 16) and conversion to the Series C Convertible Preferred Stock (Note 16) did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $1,750.00. The Series B Warrants expired on June 2, 2023. The Series B Warrants were only able to be exercised to the extent that the indebtedness owing under the Senior Convertible Note is redeemed. As a result, for each share of Common Stock determined to be issuable upon a redemption of principal of the Senior Convertible Note, one Series B Warrant would vest and was eligible for exercise at an exercise price of $1,750.00. The Series A Warrants are callable by the Company should the volume weighted average share price of the Company exceed $3,250.00 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At June 30, 2022, the Company determined the total fair value of the Series A Warrants and Series B Warrants to be $122,730, with a fair value of $117,340 determined for the Series A Warrants, and a fair value of $5,390 and determined for the Series B Warrants. At June 30, 2023, the Company determined the total fair value of the Series A Warrants to be $0 (Series B Warrants expired June 2, 2023). The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the consolidated statements of operations for the year end June 30, 2023 and 2022 were decreases of $122,730 and $23,377,270, respectively. See Note 18 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

Note 13 – Commitments and contingencies

Commitments

On October 1, 2019, the Company entered into a sponsorship agreement with an eSports team (the “Team”) to obtain certain sponsorship-related rights and benefits that include the ability to access commercial opportunities. The Company had agreed to initially pay the Team $516,000 in cash and $230,000 in Common Stock during the period from October 1, 2019 to June 30, 2022. On August 6, 2020, the Company entered into an amended and restated sponsorship agreement (the “Amended Sponsorship Agreement”) with the Team that included cash payments totaling $2,545,000 and the issuance of Common Stock totaling $825,000 for the term of the agreement ending January 31, 2023. On December 31, 2021, the Amended Sponsorship Agreement was terminated. For year ended June 30, 2022, the Company recorded $444,304 in sales and marketing expense related to the Team sponsorship. There were no outstanding amounts payable to the Team as of June 30, 2023 or June 30, 2022.

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 500 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 100 shares of Common Stock on each annual anniversary date. As of June 30, 2023, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 100 shares of Common Stock payable each year through the year ended June 30, 2030. During each of the years ended June 30, 2023 and 2022, the Company recorded $1,358,168, respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There was $1,250,000 in accounts payable and accrued expenses in the consolidated financial statements outstanding and payable to Bally’s Corporation as of June 30, 2023 and no amounts outstanding as of June 30, 2022. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. On September 28, 2023, the Company entered into an online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. The agreement has annual commitment of approximately $385,000.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 1,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 1,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of June 30, 2023, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the year ended June 30, 2023 and 2022, the Company recorded $1,370,611 and $1,090,523, respectively, in sales and marketing expense for these arrangements. As of June 30, 2023, the commitments under these agreements are estimated at approximately $340,000 for the year ended June 30, 2024 and approximately $209,000 for the year ended June 30, 2025.

Contingencies

On December 23, 2022, Grant Johnson resigned from the Board. Mr. Johnson resigned following his termination for cause, by the Board, from his position as Chairman and Chief Executive Officer of the Company, effective December 3, 2022. As a result, Mr. Johnson is no longer an officer or director of the Company. On January 6, 2023, Mr. Johnson, filed a lawsuit in the United States District Court for the Southern District of New York against the Company. The claim alleges breach by the Company of Mr. Johnson’s employment agreement when it terminated him for “Cause” as defined in the agreement on December 3, 2022. Mr. Johnson seeks in excess of $1,000,000 as well as 2,000 shares of our common stock, plus attorney’s fees. On February 28, 2023, Mr. Johnson filed an amended complaint to amend his original claim and to add an alleged defamation claim. On March 14, 2023, the Company filed its Pre-Motion Letter requesting that the claim be dismissed and on March 15, 2023, Mr. Johnson filed a letter to the Court requesting that the claim not be dismissed. On May 4th a Rule 16 conference took place and the Company decided not to move forward with the motion to dismiss and is preparing documents for the discovery phase and a response to the Plaintiff’s statement of claim as well as a counterclaim. The Company believes the claims are without merit and intends to defend against the claims vigorously. The case is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY).

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

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. The Company did not have any liabilities recorded for loss contingencies as of June 30, 2023 and 2022. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

Other than discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 14 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, Flip Sports Limited (“FLIP”), EGL, Lucky Dino, GGC and Helix. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Lucky Dino, Argyll (until November 30, 2022 when no further bets were taken as part of the winding down of the Argyll operations), Bethard (until February 2023 when the operations of Bethard were sold), EGL (until disposed of on June 30, 2023) (Note 3), have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of GGC and Helix (until June 10, 2022 when the Helix Game Centers were disposed) principally service customers in the United States. The Company’s remaining businesses of Lucky Dino and GGC will be the primary revenue generators in fiscal 2024.

A disaggregation of revenue by type of service for the year ended June 30, 2023 and 2022 is as follows:

	Year ended June 30,
	2023	2022
Online betting and casino revenues	$19,690,722	$53,104,795
Esports and other revenues	3,275,082	5,246,855
Total	$22,965,804	$58,351,650

A summary of revenue by geography follows for the year ended June 30, 2023 and 2022 is as follows:

	Year ended June 30,
	2023	2022
United States	$2,499,554	$4,799,084
International	20,466,250	53,552,566
Total	$22,965,804	$58,351,650

The Company’s revenue from EEG iGaming is principally recognized at the point in time when gaming occurs. The Company’s EEG Games revenue is recognized at a point in time for hardware and equipment and consulting services typically when a customer obtains control or receives the service and over time for subscriptions, maintenance, licensing and event management using the input method of time lapsed to measure the progress toward satisfying the performance obligation. A summary of revenue by recognized at point in time or over time is the year ended June 30, 2023 and 2022 is as follows:

	Year ended June 30,
	2023	2022
Point in time	$20,719,613	$56,255,133
Over time	2,246,191	2,096,517
Total	$22,965,804	$58,351,650

The deferred revenue balances were as follows:

	June 30, 2023	June 30, 2022
Deferred revenue, beginning of the year	$575,097	$22,110
Deferred revenue, end of the year	$989,027	575,097
Revenue recognized in the year from amounts included in deferred revenue at the beginning of the year	$514,584	$22,110

The majority of the deferred revenue is expected to be recognized over the twelve months ending June 30, 2024.

A summary of long-lived assets by geography as at June 30, 2023 and 2022 follows:

	June 30, 2023	June 30, 2022
United States	$5,146,469	$8,271,360
International	12,911,774	46,620,831
Total	$18,058,243	$54,892,191

Note 15 – Mezzanine Equity

10% Series A Cumulative Redeemable Convertible Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock. On November 10, 2021, the Company designated 1,725,000 shares of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock, with a par value of $0.001 per share and liquidation preference of $11.00. On November 11, 2021, the Company announced that it priced an underwritten public offering of preferred stock as 10% Series A Cumulative Redeemable Convertible Preferred Stock in the first series issuance of preferred stock, of which 800,000 shares were issued at $10 a share on November 16, 2021 for total gross proceeds of $8,000,000, before deducting underwriting discounts and other estimated offering expenses. Net proceeds from the sale, after deducting issuance costs totaled $7,265,000.

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

Conversion

Each share of 10% Series A Cumulative Redeemable Convertible Preferred Stock is convertible into one share of the Company’s Common Stock at a conversion price of $17.50 per common share. Subject to earlier conversion or redemption, the 10% Series A Cumulative Redeemable Convertible Preferred Stock matures on November 15, 2026, at which point the Company must redeem the shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock at the redemption price.

Dividends

Dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are cumulative from the date of issuance. The dividends on the 10% Series A Cumulative Redeemable Convertible Preferred Stock are payable in equal monthly installments on the last day of each calendar month, when, as and if declared by the Board, at an annual rate of 10.0% per annum.

Redemption and Liquidation

The 10% Series A Cumulative Redeemable Convertible Preferred Stock is also redeemable, at the option of the Board of Directors, in whole or in part, at any time on or after January 1, 2023.

The 10% Series A Cumulative Redeemable Convertible Preferred Stock includes a change of control put option which allows the holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock to require the Company to repurchase such holders’ shares for a price per share equal to the redemption price.

During the continuance of any arrearages in dividends for any past monthly dividend period or a failure in fulfillment of any redemption obligation on Series A Convertible Preferred Stock, except as otherwise permitted by the Certificate of Designation of the 10% Series A Cumulative Redeemable Convertible Preferred Stock, the Company will not purchase or redeem any shares of Series A Convertible Preferred Stock or of any other series of preferred stock ranking on a parity with the 10% Series A Cumulative Redeemable Convertible Preferred Stock as to dividends or upon liquidation, without the consent of the holders of at least 80% of all the shares of 10% Series A Cumulative Redeemable Convertible Preferred Stock and of stock of any other class or series of preferred stock then outstanding and ranking on a parity with 10% Series A Cumulative Redeemable Convertible Preferred Stock as to dividends on which there are arrearages, voting together as a single class.

Upon any liquidation, dissolution or winding-up of the Company, the holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock are entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the $11.00 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the 10% Series A Cumulative Redeemable Convertible Preferred Stock, for each share of 10% Series A Cumulative Redeemable Convertible Preferred Stock before any distribution or payment is made to the holders of any junior securities.

Voting Rights

The holders of the 10% Series A Cumulative Redeemable Convertible Preferred Stock will not have any voting rights, except whenever dividends on any share of any series of preferred stock (“Applicable Preferred Stock”) have not been paid in an aggregate amount equal to four monthly dividends on the shares, the holders of the Applicable Preferred Stock will have the exclusive and special right, voting separately as a class and without regard to series, to elect at an annual meeting of shareholders or special meeting held in place of it one member of the Board, until all arrearages in dividends and dividends in full for the current monthly period have been paid.

Series B Redeemable Preferred Stock

On December 20, 2022, the Company entered into a Subscription and Investment Representation Agreement with a member of management, the Interim Chief Financial Officer of the Company, pursuant to which the Company agreed to issue and sell one hundred (100) shares of the Company’s Series B Preferred Stock, par value $0.001 per share, for $10 per share in cash. The sale closed on December 21, 2022.

On December 21, 2022, the Company filed a certificate of designation (the “Certificate of Designation”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of Series B Preferred Stock. The Certificate of Designation provided that one hundred (100) shares of Series B Preferred Stock will have 25,000,000 votes each and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively with respect to any proposal to effect a reverse stock split of the Company’s common stock. The Series B Preferred Stock was voted, without action by the holder, on the reverse stock split proposal at our 2022 Annual Meeting on January 26, 2023, in the same proportion as shares of common stock were voted. The Series B Preferred Stock otherwise had no other voting rights except as otherwise required by the Nevada Revised Statutes. The reverse stock split proposal was approved during the 2022 Annual Meeting.

Conversion

The Series B Preferred Stock was not convertible.

Dividends

The holder of Series B Preferred Stock, as such, was not entitled to receive dividends or distributions of any kind.

Voting Rights

Except as otherwise provided by the Company’s Amended and Restated Articles of Incorporation or required by law, the holder of Series B Preferred Stock had no voting rights, except that the holder of Series B Preferred Stock had the right to vote on any resolution or proposal presented to the stockholders of the Company to approve a decrease in the number of the Company’s issued and outstanding shares of Common Stock, or reverse stock split of such issued and outstanding shares, within a range as determined by the Board in accordance with the terms of such amendment (the “Reverse Stock Split Proposal”), or as otherwise required by the Nevada Revised Statutes. The outstanding shares of Series B Preferred Stock had 25,000,000 votes per share. The outstanding shares of Series B Preferred Stock voted together with the outstanding shares of Common Stock, par value $0.001 per share of Common Stock of the Company as a single class exclusively with respect to the Reverse Stock Split Proposal and was not entitled to vote on any other matter except to the extent required under the Nevada Revised Statutes.

The shares of Series B Preferred Stock was voted, without action by the holder, on the Reverse Stock Split Proposal in the same proportion as shares of Common Stock were voted (excluding any shares of Common Stock that were not voted), or otherwise, or which are counted as abstentions or broker non-votes) on the Reverse Stock Split Proposal (and, for purposes of clarity, such voting rights did not apply on any other resolution presented to the stockholders of the Company).

Liquidation

The Series B Preferred Stock had no rights as to any distribution of assets of the Company for any reason, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily, and did not affect the liquidation or distribution rights of holders of any other outstanding series of preferred stock of the Company, if any.

Redemption

The outstanding shares of Series B Preferred Stock were to be redeemed in whole, but not in part, at any time (i) if such redemption was ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, or (ii) automatically upon the stockholder approval of the Reverse Stock Split Proposal. As used herein, the “Redemption Time” meant the effective time of the redemption.

Each share of Series B Preferred Stock redeemed in the redemption was to be redeemed in consideration for the right to receive an amount equal to $10 in cash (the “Redemption Price”) for each share of Series B Preferred Stock that was owned of record as of immediately prior to the applicable effective time of the redemption and redeemed pursuant to the Redemption, payable upon the applicable effective time of the redemption.

From and after the time at which the shares of Series B Preferred Stock were called for redemption (whether automatically or otherwise) in accordance with the above, such shares of Series B Preferred Stock were to cease to be outstanding, and the only right of the former holder of such shares of Series B Preferred Stock, as such, was to receive the applicable Redemption Price. The shares of Series B Preferred Stock redeemed by the Company were to be automatically retired and restored to the status of authorized but unissued shares of preferred stock, upon such redemption. Notice of a meeting of the Company’s stockholders for the submission to such stockholders of any proposal to approve the Reverse Stock Split constitutes notice of the redemption of shares of Series B Preferred Stock and results in the automatic redemption of the shares of Series B Preferred Stock at the effective time of the redemption pursuant to the above. In connection with the issuance of the Series B Preferred Stock, the Company set apart funds for payment for the redemption of the shares of Series B Preferred Stock. Pursuant to the terms of the Preferred Stock, the outstanding shares of Preferred Stock were redeemed in whole following the effectiveness of stockholder approval of the reverse stock split proposal at the Company’s 2022 annual meeting held on January 26, 2023. The holder of the Preferred Stock received consideration of $10 per share in cash, or $1,000 in the aggregate, on February 10, 2023.

The Series B Preferred Stock was not mandatorily redeemable, but rather was only contingently redeemable, and given that the redemption events were not certain to occur, the shares were not accounted for as a liability. As the Series B Redeemable Preferred Stock was contingently redeemable on events outside of the control of the Company, all shares of Series B Cumulative Redeemable Preferred Stock have been presented outside of permanent equity in mezzanine equity on the consolidated balance sheets.

Note 16 – Equity

Common Stock

The authorized capital stock of the Company consists of 500,000,000 shares of Common Stock at a par value of $0.001 per share.

Dividend Rights

Subject to the prior or equal rights of holders of all classes of stock at the time outstanding having prior or equal rights as to dividends, the holders of the Company’s Common Stock may receive dividends out of funds legally available therefor if the Board, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board may determine. The Company has not paid any dividends on the Company’s Common Stock and do not contemplate doing so in the foreseeable future.

Voting Rights

Each holder of the Common Stock is entitled to one vote for each share of Common Stock held by such stockholder.

No Preemptive or Similar Rights

The Company’s Common Stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Liquidation

Upon the dissolution, liquidation or winding up of the Company, after payment or provision for payment of the debts and other liabilities of the Company and subject to the rights, if any, of the holders of any outstanding series of Preferred Stock or any class or series of stock having a preference over or the right to participate with the Common Stock with respect to the distribution of assets of the Company upon such dissolution, liquidation or winding up of the Company, the holders of Common Stock shall be entitled to receive the remaining assets of the Company available for distribution to its stockholders ratably in proportion to the number of shares held by them.

The following is a summary of common stock issuances for the year ended June 30, 2023:

●	During the year ended June 30, 2023, as part of the September 2022 Offering, the Company sold 300,000 units at $25.00, consisting of one share of Common Stock and one warrant with an exercise price of $25.00, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,927 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (Note 12).

●	During the year ended June 30, 2023, on December 21, 2022, the Company closed an offering (the “Registered Direct Offering”) in which it sold: (a) 70,650 shares of Common Stock to the Holder (the “Registered Direct Shares”) and (b) Pre-funded Warrants to purchase 178,500 shares of our common stock at a price of $9.37 per warrant (the “Pre-funded Warrants”), directly to the Holder, with all but $0.10 per warrant prepaid to the Company at the closing. The Company recorded the issuance of these shares at a fair value of $2,316,686 comprised of $2,316,686 of cash received from the offering equal to the gross proceeds, net of $170,001 issuance costs, $2,146,685. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. The Holder redeemed all 178,500 Pre-funded warrants for additional net proceeds of $17,850.

●	During the year ended June 30, 2023, the Company and the Holder of our Senior Convertible Note effected debt for equity exchanges under the Senior Convertible Note of $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions.

●	During the year ended June 30, 2023, in connection with his appointment as Chief Executive Officer, the Company granted the Chief Executive Officer, Mr. Igelman, an award of 25,000 shares of common stock at a price of $7.36 per share.

●	During the year ended June 30, 2023, the Company issued 111,391 shares of common stock to settle payables of $131,330.

●	During the year ended June 30, 2023, in connection with the Reverse Stock Split, the Company issued 36,781 shares of common stock at par value.

The following is a summary of Common Stock issuances for the year ended June 30, 2022:

●	During the year ended June 30, 2022, as part of the March 2022 Offering, the Company sold 150,000 units at $100.00, consisting of one share of Common Stock and one warrant with an exercise price of $100.00, for gross proceeds of $15,020,925. The Company recorded the issuance of these shares at a fair value of $3,449,925 comprised of $13,625,925 of cash received from the offering equal to the gross proceeds, net of $1,395,000 issuance costs, and net of the fair value of the March 2022 Warrant liability of $9,553,500 and the April 2022 Overallotment Warrants liability of $607,500, respectively, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount equal to 30% of the gross proceeds to be applied as a reduction of principal (see Note 12). At June 30, 2022 the Company has not remitted payment to the Holder and principal remains at $35,000,000.

●	During the year ended June 30, 2022, the Company issued 3,325 shares of Common Stock for services with a weighted average fair value of $224.84 per share or $748,149 in the aggregate.

●	During the year ended June 30, 2022, the Company issued 140 shares of Common Stock from the exercise of stock options with a weighted average exercise price of $481.95 per share or $67,479 in the aggregate.

●	During the year ended June 30, 2022, the Company issued 11,658 shares of Common Stock, with aggregate proceeds of $4,005,267, or $3,885,109 net of issuance costs, and a weighted average exercise price of $343.56, under its ATM program (see below).

●	During the year ended June 30, 2022, the holder of the Senior Convertible Note converted an aggregate conversion value of $10,652,648 into 25,145 shares of Common Stock, with a weighted average conversion price of $423.57.

At-the Market Equity Offering Program

On September 3, 2021, the Company entered “at the market” equity offering program to sell up to an aggregate of $20,000,000 of Common Stock. The shares were being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and the Company filed a prospectus supplement, dated September 3, 2021 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were 11,658 shares sold under the ATM during the year ended June 30, 2022 for gross proceeds of $4,005,267. The agreement between the Company and Maxim Group LLC governing the ATM expired on September 3, 2022.

Subsequent to year ended June 30, 2023, on September 15, 2023, the Company entered into a new “at the market” equity offering program to sell up to an aggregate of $7,186,257 of Common Stock. The shares are being issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and Form S-3 MEF (File No. 333-274542) and the Company filed a prospectus supplement, dated September 15, 2023, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement with the broker. There were no shares sold under the new ATM during the year ended June 30, 2023 or subsequently through October 12, 2023, one business day preceding this filing.

Common Stock Warrants

On May 22, 2023, closed the issuance of the Series D Preferred Stock, that included the issuance of (i) 4,300 shares of Series D Preferred Stock for a price of $1,000 per share, (ii) Common Warrants to purchase 1,433,333 shares of our common stock at a price of $1.96 per share, and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share, for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000, with the preferred warrants to purchase the Series D Preferred Stock as a potential source of additional funds.

On December 21, 2022, the Company entered into a securities purchase agreement with an institutional investor. The offering included (a) 70,650 Registered Direct Shares and (b) 178,500 shares of our common stock at a price of $9.37 per Pre-Funded Warrant, directly to such investor, with all but $0.10 per warrant prepaid to the Company at the closing of the offering. The exercise price of each Pre-funded Warrant is $0.10 per share of common stock. The Holder redeemed all 178,500 Pre-funded warrants during the year ended June 30, 2023 for net proceeds of $17,850.

On September 19, 2022, the Company closed the September 2022 Offering, in which it sold 300,000 units at $25.00 consisting of one share of Common Stock and one September 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 300,000 September 2022 Warrants at an exercise price of $25.00. On the offering date the underwriters of the September 2022 Offering exercised the over-allotment option to purchase 36,000 additional September 2022 Warrants to purchase shares at a price of $1.00 per warrant. The Company received net proceeds of $36,000. There were no September 2022 Warrants exercised during the year ended June 30, 2023 and all September 2022 Warrants were outstanding as of June 30, 2023. The September 2022 Warrants expire on September 19, 2027.

On March 2, 2022, the Company closed the March 2022 Offering, in which it sold 150,000 units at $100.00 consisting of one share of Common Stock and one March 2022 Warrant exercisable at any time after issuance for one share of Common Stock of the Company for a total of 150,000 March 2022 Warrants at an exercise price of $100.00. On April 1, 2022, the underwriters of the March 2022 Offering exercised the over-allotment option to purchase 22,500 additional March 2022 Warrants to purchase shares at a price of $1.00 per warrant. The Company received net proceeds of $20,925. There were no March 2022 Warrants exercised during the years ended June 30, 2023 and 2022, and all March 2022 Warrants were outstanding as of June 30, 2023. The March 2022 Warrants expire on March 2, 2027.

On June 2, 2021, the Company issued 20,000 Series A Warrants and 20,000 Series B Warrants with an exercise price of $1,750.00 per share to the Holder of the Senior Convertible Note. There were no Series A Warrants exercised during the years ended June 30, 2023 and 2022. The Series A Warrants expire on June 2, 2025 and the Series B Warrants expired on June 2, 2023.

On April 16, 2020, the Company closed an offering, (the “April 2020 Offering”), in which it sold 19,800 units consisting of one share of Common Stock and one Unit A Warrant and one Unit B Warrant, for a total of 39,600 warrants, with each warrant entitling the holder to purchase one share of Common Stock priced at $425 per share. The Company issued an additional 2,094 Unit A Warrants and 2,094 additional Unit B Warrants to the underwriter pursuant to an over-allotment option each entitling the holder to purchase one share of Common Stock at $1.00 per share. There were 11,368 Unit A Warrants outstanding on June 30, 2023. The Unit A Warrants expire on April 14, 2025. The Unit B Warrants expired one year from the date of issuance on April 19, 2021 and there were no Unit B Warrants outstanding at June 30, 2023.

In connection with the April 2020 Offering the Company also issued 12,172 shares of Common Stock and 24,345 warrants (“Conversion Warrants”) to purchase one share of Common Stock at $425 per share upon the conversion of $4,138,585 of the Company’s convertible debt and accrued interest. There were 406 Unit A Conversion Warrants outstanding at June 30, 2023. The Unit B Conversion Warrants have been fully exercised for shares of Common Stock.

Subsequent to year end, on August 15, 2023, the Company closed August RD SPA agreement with the Holder. The August RD SPA relates to the offering of (i) 1,000,000 shares of our common stock, $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (ii) pre-funded warrants to purchase 4,167,959 shares of our Common Stock at a price of $0.1935 per warrant, directly to such Holder, with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The August RD Pre-funded Warrants were exercisable immediately upon issuance and were entirely exercised at an exercise price of $0.001 per share of Common Stock on August 17, 2023.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, July 1, 2021	53,506	1,418.98	3.14	8,743,588
Issued	172,500	100.00
Exercised	—	—
Forfeited or cancelled	—	—
Outstanding, June 30, 2022	226,006	412.26	4.07	—
Issued	1,947,833	7.83
Exercised	(178,500)	0.10
Forfeited or cancelled	(20,000)	1,750.00
Outstanding June 30, 2023	1,975,339	1.76	4.63	—

Common Stock Options

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 15,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 2,340 shares. At June 30, 2023, there was a maximum of 22,019 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of June 30, 2023, there were 16,398 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, separate from the 2020 Plan, the Company issued an award of 25,000 time-based stock options to the Chief Executive Officer with an exercise price of $7.70 per option. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2021	4,747	$549.29
Granted	11,202	671.00
Exercised	(140)	482.00
Cancelled	(4,704)	653.64
Outstanding, June 30, 2022	11,105	628.71
Granted	25,000	7.36
Exercised	-	-
Cancelled	(5,484)	616.54
Outstanding, June 30, 2023	30,621	$ 123.88.

As of June 30, 2023, the weighted average remaining life of the options outstanding was 8.35 years. There are 18,121 options exercisable at June 30, 2023, with a weighted average exercise price of $706.40. As of June 30, 2023, there was $42,156 remaining unamortized stock compensation for Chief Executive Officer’s stock options that will be recognized over the next six months.

Stock Based Compensation

During the years ended June 30, 2023 and 2022, the Company recorded stock-based compensation expense of $964,147 and $5,165,653, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the consolidated statements of operations.

As of June 30, 2023, other than the amounts related to the Chief Executive Officer’s stock options of $42,156 with a weighted-average recognition period of 0.5 years, there was no remaining unamortized stock compensation for stock options. Other than the 25,000 options granted to the Chief Executive Officer on January 3, 2023, no other options were granted during the year ended June 30, 2023. The options granted to the Chief Executive Officer during the year ended June 30, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Year ended June 30, 2023
Expected term, in years	5
Expected volatility	164.62%
Risk-free interest rate	4.09%
Dividend yield	—
Grant date fair value	$3.68

As of June 30, 2022, unamortized stock compensation for stock options was $1,074,485 with a weighted-average recognition period of 0.25 years. The options granted during the year ended June 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Year ended June 30, 2022
Expected term, in years	2.81
Expected volatility	150.82%
Risk-free interest rate	0.45%
Dividend yield	—
Grant date fair value	$534.00

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock.

Series C Convertible Preferred Stock

On April 19, 2023, the Company entered into an agreement with the Holder (the “Note to Preferred Stock Exchange Agreement”) to convert the $15,230,024 in aggregate principal amount of the Senior Convertible Note outstanding into the new Series C Convertible Preferred Stock. The Company designated 20,000 shares of preferred stock Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Company issued 15,230 shares of Series C Preferred Stock, $0.001 par value per share, for a price of $1,000 per share.

The terms and provisions of the Series C Preferred Stock were set forth in a Series C Convertible Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”), filed and effective with the Secretary of State of the State of Nevada in connection with the closing on April 28, 2023. The transactions contemplated by the Note to Preferred Stock Exchange Agreement and the Series C Certificate of Designations were approved by our Board.

Ranking

The Series C Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks equal to the 10% Series A Cumulative Redeemable Convertible Preferred Stock and the Series D Preferred Stock and is senior to all common stock of the Company unless the Investor consents to the creation of other capital stock of the Company that is senior or equal in rank to the Series C Preferred Stock.

Adjustments

In the event that the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), or is deemed to have granted, issued or sold, any shares of common stock, but excluding certain excluded issuances as described in the Series C Certificate of Designation, for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price, subject to certain exceptions described in the Series C Certificate of Designations.

If the Company effects any stock split, stock dividend, recapitalization or otherwise or any combination, reverse stock split or otherwise then in each such case the calculations with respect to the Conversion Price and similar terms shall be adjusted accordingly, all as more fully described in the Series C Certificate of Designations. If there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the common stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) and the Event Market Price (as defined below) is less than the Conversion Price then in effect (after giving effect to the automatic adjustment above), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the Conversion Price then in effect on such sixteenth (16th) trading day (after giving effect to the automatic adjustment above) shall be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, 80% of the quotient determined by dividing (x) the sum of the VWAP (as defined in the Series C Certificate of Designation) of the common stock for each of the three (3) lowest trading days during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) three (3).

Purchase Rights

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Series C Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder of Series C Preferred Stock could have acquired if such holder of Series C Preferred Stock had held the number of shares of common stock acquirable upon complete conversion of all the Series C Preferred Stock held by such holder of Series C Preferred Stock immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Purchase Rights; subject to certain limitations on beneficial ownership.

Conversion

The Series C Certificate of Designations contemplates that the Series C Preferred Stock will be convertible into common stock (the “Conversion Shares”) at the option of the holder of Series C Preferred Stock at any time from time to time after the date of issuance thereof. The number of Conversion Shares issuable upon conversion of any share of Series C Preferred Stock shall be determined by dividing (x) the Conversion Amount (as defined below) of a share of Series C Preferred Stock by (y) the lower of (i) the Conversion Price (as defined below); and (ii) the Alternate Conversion Price (as defined below), subject to the Floor Price (as defined below). “Conversion Amount” shall mean, with respect to each share of Series C Preferred Stock, the sum of (A) $1,000 per share (such amount, subject to adjustment, the “Stated Value”) and (B) all declared and unpaid dividends with respect to such Stated Value and all declared and unpaid dividends as of such date of determination and any other amounts owed under the Series C Certificate of Designations. “Conversion Price” means, with respect to each Series C Preferred Stock, as of any conversion date or other date of determination, a price that is $2.50, subject to adjustment as provided in the Series C Certificate of Designations. “Alternate Conversion Price” shall mean with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period. “Floor Price” shall mean $0.44.

Liquidation

In the event of a liquidation, the holders of Series C Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of common stock or other junior stock, but pari passu with any parity stock then outstanding, such as the Series A Preferred Stock, an amount per preferred share equal to the greater of (A) 125% of the Conversion Amount of such preferred share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such preferred share into common stock (at the Alternate Conversion Price then in effect) immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of parity stock, then each Holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of parity stock as a liquidation preference, in accordance with their respective Certificate of Designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of preferred shares and all holders of shares of parity stock.

In addition, the Company will provide the holders of Series C Preferred Stock with notice of certain triggering events as defined in the Series C Certificate of Designations (each a “Triggering Event”) or if a holder of Series C Preferred Stock may become aware of a Triggering Event as a result of which the holder of Series C Preferred Stock may choose to convert the Series C Preferred Stock they hold into Conversion Shares at the Series C Alternate Conversion Price for the Triggering Event Conversion Right Period (as defined in the Series C Certificate of Designations).

Mandatory Redemption on Bankruptcy Triggering Event

Upon any Bankruptcy Triggering Event, the Company shall immediately redeem, in cash, each share of Series C Preferred Stock then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 115% and (ii) the product of (X) the Conversion Rate (calculated using the lowest Alternate Conversion Price during the period commencing on the 20th trading day immediately preceding such public announcement and ending on the date the Company makes the entire redemption payment with respect to the Conversion Amount in effect immediately following the date of initial public announcement (or public filing of bankruptcy documents, as applicable) of such Bankruptcy Triggering Event multiplied by (Y) the product of (1) 115% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company makes the entire redemption payment required to be made.

Dividends

Dividends on the Series C Preferred Stock will accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of issuance and be payable by way of inclusion of the Dividends in the Conversion Amount on each Conversion Date in accordance with an optional conversion or upon any redemption hereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event).

Beneficial Ownership Limitation

The Series C Preferred Stock cannot be converted into common stock if the holder of Series C Preferred Stock and its affiliates would beneficially own more than 9.99% of the outstanding common stock. However, any holder of Series C Preferred Stock may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after delivery of such notice from the holder to us and such increase or decrease will apply only to the holder providing notice.

Voting Rights

The holders of the Series C Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of shares of capital stock, and shall not be entitled to call a meeting of such holders of Series C Preferred Stock for any purpose nor shall they be entitled to participate in any meeting of the holders of common stock except as provided in the Series C Certificate of Designations or as otherwise required by applicable law. To the extent that under applicable law, the vote of the holder of the Series C Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Investor of the shares of the Series C Preferred Stock, voting together in the aggregate and not in separate series unless required under applicable law, represented at a duly held meeting at which a quorum is presented or by written consent of the Investor (except as otherwise may be required under the applicable law), voting together in the aggregate and not in separate series unless required under the applicable law, shall constitute the approval of such action by both the class or the series, as applicable. Holders of the Series C Preferred Stock shall be entitled to written notice of all shareholder meetings or written consents (and copies of proxy materials and other information sent to shareholders) with respect to which they would be entitled to vote, which notice would be provided pursuant to the Bylaws and the applicable law.

Without first obtaining the affirmative vote of the Holder, voting together as a single class, the Company shall not: (a) amend or repeal any provision of, or add any provision to, its Certificate of Incorporation or Bylaws, or file any Certificate of Designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit of the Series C Preferred Stock hereunder, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of Series C Convertible Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of Senior Preferred Stock or Parity Stock; (d) purchase, repurchase or redeem any shares of Junior Stock (other than pursuant to the terms of the Company’s equity incentive plans and options and other equity awards granted under such plans (that have in good faith been approved by the Board)); (e) pay dividends or make any other distribution on any shares of any Junior Stock; (f) issue any preferred stock other than as contemplated hereby or pursuant to the Exchange Agreement; or (g) whether or not prohibited by the terms of the Series C Preferred Stock, circumvent a right of the Series C Preferred Stock under the Certificate of Series C Certificate of Designations.

Other Terms

The terms of the Series C Preferred Stock prohibit the Company from subsequent financings at a price below the Conversion Price, unless approved by the holder of Series C Preferred Stock.

The Holder has the option to require the Company to use 50% of the proceeds from any subsequent financing to redeem the Series C Preferred Stock at the greater of (a) the Conversion Amount of such Subsequent Placement Optional Redemption Share being redeemed as of the Subsequent Placement Optional Redemption Date and (b) solely if any Equity Conditions Failure (as defined in the Series C Certificate of Designations) then exists, the product of (1) the Conversion Rate of an Alternate Conversion of such share being redeemed multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such the date of notice of the redemption and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made.

The holder of Series C Preferred Stock may convert the Series C Preferred Stock into any subsequent financing thereby receiving securities issued in such subsequent financing in exchange for cancellation of all or part of the Series C Preferred Stock.

The Conversion price has been subsequently impacted by the August 2023 Settlement Agreement, dated August 15, 2023 and the October 2023 Settlement Agreement, dated October 6, 2023 (Note 21).

Series D Convertible Preferred Stock

On April 30, 2023, the Company entered into and on May 22, 2023 subsequently closed the Securities Purchase Agreement (the “Series D SPA”) with the Holder. The Company designated 10,000 shares of preferred stock Series D Convertible Preferred Stock. The Series D SPA direct offering to the Holder included (i) 4,300 shares of new Series D Preferred Stock, $0.001 par value per share, for a price of $1,000 per share, (ii) common warrants to purchase 1,433,333 shares of our Common Stock at a price of $1.96 per share (the “Series D Preferred Common Warrants”), and (iii) preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share (the “Series D Preferred Warrants), for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000 (the “Series D Preferred Stock”). The Series D Preferred Stock was recorded using an allocated fair value basis with $2,548,758 being recorded for the Series D Preferred Stock and $32,364 recorded for the Series D Preferred Warrants within Series D Convertible Preferred Stock on the consolidated balance sheet, with the balance of $1,718,878 being allocated to the Series D Common Warrants and being recorded in additional paid in capital of the consolidated balance sheet. The Company obtained the fair value of the Series D Preferred Stock using a risk adjusted Monte Carlo valuation model analysis with the following assumptions:

May 22, 2023
Expected term, in years	2.00
Expected volatility	141.66%
Risk-free interest rate	4.18%
Discount rate	20.00%
Stock price	$2.17

The Series D Preferred Warrants were valued by subtracting the stated value of the Series D Preferred Stock from the fair value of the Series D Preferred Stock on May 22, 2023,

The Company calculated the fair value of the Series D Common Warrants using a Black Scholes valuation model with the following assumptions:

May 22, 2023
Contractual term, in years	5.00
Expected volatility	165%
Risk-free interest rate	3.77%
Dividend yield	-
Conversion / exercise price	$1.96

Issuances of shares of common stock upon conversion of the Series D Preferred Stock and Common Warrants in excess of 20% of the Company’s outstanding shares of common stock would require approval by the Company’s stockholders pursuant to the rules and regulations of the Nasdaq Stock Market.

The terms and provisions of the Series D Preferred Stock were set forth in a Series D Convertible Preferred Stock Certificate of Designations (the “Series D Certificate of Designations”), filed and effective with the Secretary of State of the State of Nevada in connection with the closing on May 22, 2023.

Ranking

The Series D Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks equal to the 10% Series A Cumulative Redeemable Convertible Preferred Stock and the Series C Preferred Stock and is senior to all common stock of the Company unless the Investor consents to the creation of other capital stock of the Company that is senior or equal in rank to the Series D Preferred Stock.

Adjustments

In the event that the Company grants, issues or sells (or enters into any agreement to grant, issue or sell), or is deemed to have granted, issued or sold, any shares of common stock, but excluding certain excluded issuances as described in the Series D Certificate of Designation, for a consideration per share (the “New Issuance Price”) less than a price equal to the Conversion Price in effect immediately prior to such granting, issuance or sale or deemed granting, issuance or sale (the foregoing a “Dilutive Issuance”), then, immediately after such Dilutive Issuance, the Conversion Price then in effect shall be reduced to an amount equal to the New Issuance Price, subject to certain exceptions described in the Series D Certificate of Designations.

If the Company effects any stock split, stock dividend, recapitalization or otherwise or any combination, reverse stock split or otherwise then in each such case the calculations with respect to the Conversion Price and similar terms shall be adjusted accordingly, all as more fully described in the Series D Certificate of Designations. If there occurs any stock split, stock dividend, stock combination recapitalization or other similar transaction involving the common stock (each, a “Stock Combination Event”, and such date thereof, the “Stock Combination Event Date”) and the Event Market Price (as defined below) is less than the Conversion Price then in effect (after giving effect to the automatic adjustment above), then on the sixteenth (16th) trading day immediately following such Stock Combination Event Date, the Conversion Price then in effect on such sixteenth (16th) trading day (after giving effect to the automatic adjustment above) shall be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event Date, 80% of the quotient determined by dividing (x) the sum of the VWAP (as defined in the Series D Certificate of Designation) of the common stock for each of the three (3) lowest trading days during the twenty (20) consecutive trading day period ending and including the trading day immediately preceding the sixteenth (16th) trading day after such Stock Combination Event Date, divided by (y) three (3).

Purchase Rights

If at any time the Company grants, issues or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to all or substantially all of the record holders of any class of Common Stock (the “Purchase Rights”), then each holder of Series D Preferred Stock will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such holder of Series D Preferred Stock could have acquired if such holder of Series D Preferred Stock had held the number of shares of common stock acquirable upon complete conversion of all the Series D Preferred Stock held by such holder of Series D Preferred Stock immediately prior to the date as of which the record holders of shares of common stock are to be determined for the grant, issue or sale of such Purchase Rights; subject to certain limitations on beneficial ownership.

Conversion

The Series D Certificate of Designations contemplates that the Series D Preferred Stock will be convertible into common stock (the “Conversion Shares”) at the option of the holder of Series D Preferred Stock at any time from time to time after the date of issuance thereof. The number of Conversion Shares issuable upon conversion of any share of Series D Preferred Stock shall be determined by dividing (x) the Conversion Amount (as defined below) of a share of Series D Preferred Stock by (y) the lower of (i) the Conversion Price (as defined below); and (ii) the Alternate Conversion Price (as defined below), subject to the Floor Price (as defined below). “Conversion Amount” shall mean, with respect to each share of Series D Preferred Stock, the sum of (A) $1,000 per share (such amount, subject to adjustment, the “Stated Value”) and (B) all declared and unpaid dividends with respect to such Stated Value and all declared and unpaid dividends as of such date of determination and any other amounts owed under the Series D Certificate of Designations. “Conversion Price” means, with respect to each Series D Preferred Stock, as of any conversion date or other date of determination, a price that is $3.00, subject to adjustment as provided in the Series D Certificate of Designations. “Alternate Conversion Price” shall mean with respect to any Alternate Conversion that price which shall be the lowest of (i) the applicable Conversion Price as in effect on the applicable Conversion Date of the applicable Alternate Conversion, and (ii) the greater of (x) the Floor Price and (y) 90% of the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day of the applicable Conversion Notice (such period, the “Alternate Conversion Measuring Period”). All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Alternate Conversion Measuring Period. “Floor Price” shall mean $0.39.

Liquidation

In the event of a liquidation, the holders of Series D Preferred Stock shall be entitled to receive in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its shareholders (the “Liquidation Funds”), before any amount shall be paid to the holders of any of shares of common stock or other junior stock, but pari passu with any parity stock then outstanding, such as the Series A Preferred Stock, an amount per preferred share equal to the greater of (A) 125% of the Conversion Amount of such preferred share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such preferred share into common stock (at the Alternate Conversion Price then in effect) immediately prior to the date of such payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of shares of parity stock, then each Holder and each holder of parity stock shall receive a percentage of the Liquidation Funds equal to the full amount of Liquidation Funds payable to such Holder and such holder of parity stock as a liquidation preference, in accordance with their respective Certificate of Designations (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of preferred shares and all holders of shares of parity stock.

In addition, the Company will provide the holders of Series D Preferred Stock with notice of certain triggering events as defined in the Series D Certificate of Designations (each a “Triggering Event”) or if a holder of Series D Preferred Stock may become aware of a Triggering Event as a result of which the holder of Series D Preferred Stock may choose to convert the Series D Preferred Stock they hold into Conversion Shares at the Series D Alternate Conversion Price for the Triggering Event Conversion Right Period (as defined in the Series D Certificate of Designations).

Mandatory Redemption on Bankruptcy Triggering Event

Upon any Bankruptcy Triggering Event, the Company shall immediately redeem, in cash, each share of Series D Preferred Stock then outstanding at a redemption price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) 115% and (ii) the product of (X) the Conversion Rate (calculated using the lowest Alternate Conversion Price during the period commencing on the 20th trading day immediately preceding such public announcement and ending on the date the Company makes the entire redemption payment with respect to the Conversion Amount in effect immediately following the date of initial public announcement (or public filing of bankruptcy documents, as applicable) of such Bankruptcy Triggering Event multiplied by (Y) the product of (1) 115% multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such Bankruptcy Triggering Event and ending on the date the Company makes the entire redemption payment required to be made.

Dividends

Dividends on the Series D Preferred Stock will accrue daily at a rate equal to 8.0% per annum, increasing 0.50% each 135 day anniversary from the date of issuance and be payable by way of inclusion of the Dividends in the Conversion Amount on each Conversion Date in accordance with an optional conversion or upon any redemption hereunder (including, without limitation, upon any required payment upon any Bankruptcy Triggering Event).

Beneficial Ownership Limitation

The Series D Preferred Stock cannot be converted into common stock if the holder of Series D Preferred Stock and its affiliates would beneficially own more than 9.99% of the outstanding common stock. However, any holder of Series D Preferred Stock may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after delivery of such notice from the holder to us and such increase or decrease will apply only to the holder providing notice.

Voting Rights

The holders of the Series D Preferred Stock shall have no voting power and no right to vote on any matter at any time, either as a separate series or class or together with any other series or class of share of capital stock, and shall not be entitled to call a meeting of such holders of Series D Preferred Stock for any purpose nor shall they be entitled to participate in any meeting of the holders of common stock except as provided in the Series D Certificate of Designations or as otherwise required by applicable law. To the extent that under applicable law, the vote of the holder of the Series D Preferred Stock, voting separately as a class or series, as applicable, is required to authorize a given action of the Company, the affirmative vote or consent of the Investor of the shares of the Series D Preferred Stock, voting together in the aggregate and not in separate series unless required under applicable law, represented at a duly held meeting at which a quorum is presented or by written consent of the Investor (except as otherwise may be required under the applicable law), voting together in the aggregate and not in separate series unless required under the applicable law, shall constitute the approval of such action by both the class or the series, as applicable. Holders of the Series D Preferred Stock shall be entitled to written notice of all shareholder meetings or written consents (and copies of proxy materials and other information sent to shareholders) with respect to which they would be entitled to vote, which notice would be provided pursuant to the Bylaws and the applicable law.

Without first obtaining the affirmative vote of the Holder, voting together as a single class, the Company shall not: (a) amend or repeal any provision of, or add any provision to, its Certificate of Incorporation or Bylaws, or file any Certificate of Designations or articles of amendment of any series of shares of preferred stock, if such action would adversely alter or change in any respect the preferences, rights, privileges or powers, or restrictions provided for the benefit of the Series D Preferred Stock hereunder, regardless of whether any such action shall be by means of amendment to the Certificate of Incorporation or by merger, consolidation or otherwise; (b) increase or decrease (other than by conversion) the authorized number of Series D Preferred Stock; (c) create or authorize (by reclassification or otherwise) any new class or series of Senior Preferred Stock or Parity Stock; (d) purchase, repurchase or redeem any shares of Junior Stock (other than pursuant to the terms of the Company’s equity incentive plans and options and other equity awards granted under such plans (that have in good faith been approved by the Board)); (e) pay dividends or make any other distribution on any shares of any Junior Stock; (f) issue any preferred stock other than as contemplated thereby or pursuant to the Securities Purchase Agreement; or (g) whether or not prohibited by the terms of the Series D Preferred Stock, circumvent a right of the Series D Preferred Stock under the Series D Certificate of Designations.

Other Terms

The terms of the Series D Preferred Stock prohibit the Company from subsequent financings at a price below the Conversion Price, unless approved by the holder of Series D Preferred Stock.

The Holder has the option to require the Company to use 50% of the proceeds from any subsequent financing to redeem the Series D Preferred Stock at the greater of (a) the Conversion Amount of such Subsequent Placement Optional Redemption Share being redeemed as of the Subsequent Placement Optional Redemption Date and (b) solely if any Equity Conditions Failure (as defined in the Series D Certificate of Designations) then exists, the product of (1) the Conversion Rate of an Alternate Conversion of such share being redeemed multiplied by (2) the greatest closing sale price of the common stock on any trading day during the period commencing on the date immediately preceding such the date of notice of the redemption and ending on the trading day immediately prior to the date the Company makes the entire payment required to be made.

The holder of Series D Preferred Stock may convert the Series D Preferred Stock into any subsequent financing thereby receiving securities issued in such subsequent financing in exchange for cancellation of all or part of the Series D Preferred Stock.

The Conversion price has been subsequently impacted by the August 2023 Settlement Agreement, dated August 15, 2023 and the October 2023 Settlement Agreement, dated October 6, 2023.

Common Warrants and Preferred Warrants

The Series D Common Warrants and Series D Preferred Warrants expire in five years. The Series D Common Warrants have a cashless exercise provision. The exercise of the Common Warrants are subject to a beneficial ownership limitation for the Holder of 4.99%, which may be increased to 9.99% provided that the increase will not be effective until the 61st day after delivery of a notice to the Company.

If and when the Series D Preferred Warrants are exercised, pursuant to the terms of the Series D Common Warrants, the number of shares of common stock that will be issuable under the Series D Common Warrants will increase by an amount equal to the aggregate value of the shares of Series D Preferred Stock (including any dividends or other amounts thereon) divided by the Alternate Conversion Price (as defined in the Certificate of Designations for the Series D Preferred Stock). The Series D Common Warrants and Series D Preferred Warrants contain customary anti-dilution protection for the Holder and anti-dilution protection in the event of certain dilutive issuances. In addition, the Common Warrants provide the Holder with certain purchase rights in subsequent issuances or sales of securities by the Company.

Registration Right Agreement

Pursuant to a Registration Rights Agreement (the “Series D RRA”) between the Holder and the Company, the Company intends to grant certain registration rights to the Investor. The Series D SPA requires the Company to file a registration statement covering the resale of the shares of Common Stock underlying the shares of Series D Preferred Stock to be issued in the offering and the shares of common stock issued upon exercise of the Common Warrants. The Series D SPA also covers the conversion of any shares of Series D Preferred Stock issued upon exercise of the Preferred Warrants. The Company was required to file the registration statement within 60 days from the closing of the transactions contemplated by the Series D SPA and cause the registration statement to be declared effective within 120 days after the closing of the transactions contemplated by the Securities Purchase Agreement. The Series D SPA contains mutual customary indemnification provisions among the parties and requires the Company to make certain cash payments in connection with the delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts. As of October 12, 2023, one business day preceding this filing, the Company was obligated to pay to the Holder RRA Fees of approximately $63,000 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA, and subject to decrease in accordance with the settlement agreement, dated August 15, 2023, and the settlement agreement dated October 6, 2023, as described in Note 21).

Note 17 – Other Non-Operating Income (Loss), Net

Other non-operating income (loss), net, for the years ended June 30, 2023 and 2022 was as follows:

	June 30, 2023	June 30, 2022
Foreign exchange loss	$(108,175)	$(149,573)
Gain on sale of business	-	1,069,262
Other non-operating loss	(52,101)	(1,504,155)
Total	$(160,276)	$(584,466)

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

Note 18 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 3 & Note 17)	$—	$—	$—	$—
Liability for the March 2022 Warrants (Note 12)	$113,850	$113,850	$—	$—
Liability for the September Warrants (Note 12)	$251,876	$—	$—	$251,876
Liability for the Series A Warrants (Note 12)	$—	$—	$—	$—

The contingent consideration was settled on February 24, 2023, as part of the disposal of the Bethard Business (Note 3 and Note 17) and the derivative liability on Senior Convertible Note was eliminated on the April 28, 2023, on the conversion of the Senior Convertible Note to the Series C Preferred Stock (Note 16).

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Contingent consideration (Note 3)	$3,328,361	$—	$—	$3,328,361
Liability for the March 2022 Warrants (Note 12)	$2,070,000	$2,070,000	$—	$—
Liability for the Series A and Series B Warrants (Note 12)	$122,730	$—	$—	$122,730
Derivative liability on Senior Convertible Note (Note 12)	$9,399,620	$—	$—	$9,399,620

A summary of the changes in Level 3 financial instruments for the years ended June 30, 2023 and 2022 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2021	$23,500,000	$—	$—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(23,377,270)	—	—
Fair value of contingent consideration for Bethard at acquisition (Note 3)	—	6,700,000	—
Payments of Bethard contingent consideration	—	(1,016,331)	—
Change in fair value of Bethard contingent consideration liability (Note 3)	—	(2,355,308)	—
Fair value of derivative liability on Senior Convertible Note (Note 12)		—	20,281,861
Change in the fair value of the derivative liability on Senior Convertible Note (Note 12)	—	—	(10,882,241)
Balance at June 30, 2022	122,730	3,328,361	9,399,620
Fair value of the September 2022 Warrants (Note 12)	5,286,288	—	—
Change in fair value of September 2022 Warrants (Note 12)	(5,034,412)	—	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 12)	(122,730)	—	—
Change in fair value of Bethard contingent consideration liability (Note 3)	—	2,864,551	—
Elimination of Bethard contingent consideration liability on sale of Bethard (Note 3)	—	(6,192,912)	—
Change in the fair value of the derivative liability on Senior Convertible Note (Note 12)	—	—	(9,399,620)
Balance at June 30, 2023	$251,876	$—	$—

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 12). The September 2022 Warrants were valued using a Black Scholes valuation model on issuance at September 19, 2022 and for the warrants outstanding at June 30, 2023 with the following assumptions:

	June 30, 2023	September 19, 2022
Contractual term, in years	5.00	5.00
Expected volatility	154%	167%
Risk-free interest rate	4.27%	3.69%
Dividend yield	-	-
Conversion / exercise price	$25.00	$25.00

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 12). The March 2022 Warrants outstanding at June 30, 2023 and 2022 were valued using the following assumptions:

	June 30, 2023	June 30, 2022
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$0.66	$12.00

The Series A outstanding at June 30, 2023 and the Series A and Series B outstanding at June 30, 2022 were valued using a Monte Carlo valuation model with the following assumptions:

	June 30, 2023	June 30, 2022
Contractual term, in years	4.00	2.00 – 4.00
Expected volatility	152%	120% – 140%
Risk-free interest rate	4.90%	0.24% – 0.65%
Dividend yield	—	—
Conversion / exercise price	$1,750.00	$1,750.00

The Series B expired on June 2, 2023.

The derivative liability on Senior Convertible Note was eliminated on the April 28, 2023, on the conversion of the Senior Convertible Note to the Series C Preferred Stock (Note 12). The value of the derivative liability on the Senior Convertible Note at June 30, 2022 was valued using a nonperformance risk adjusted Monte Carlo valuation model with the following assumptions:

June 30, 2022
Contractual term, in years	0.92
Expected volatility	137.11%
De-leveraged volatility	62.88%
Risk-free interest rate	2.72%
Dividend yield	—
Conversion / exercise price	$218.32

The fair value of a derivative instrument in a liability position included measures of the Company’s nonperformance risk.

The following is information relative to the Company’s derivative instruments in the consolidated balance sheets as of June 30, 2023 and 2022:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2023	June 30, 2022
Derivative liability on Senior Convertible Note (Note 12)	Derivative liability	$-	$9,399,620

The effect of the derivative instruments on the consolidated statements of operations is as follows:

	Location of Gain or (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Income on	Year ended June 30,
Hedging Instruments	Derivatives	2023	2022
Derivative liability on Senior Convertible Note (Note 12)	Change in fair value of derivative liability on Senior Convertible Note	$7,435,687	$(10,882,241)

An amount of $1,963,906 was recognized as a gain offsetting the loss on extinguishment of senior convertible note recorded in the statement of operations related to the derivate liability.

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

The Company assesses the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates goodwill for impairment at least annually or when triggering events occur. The Company assesses the fair value of goodwill using the income approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant.

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

During the year ended June 30, 2023, the Company recognized asset impairment charges to the goodwill of the iGaming Malta reporting unit in the EEG iGaming segment, and GGC reporting unit in the EEG Games segment (See Note 7).

During the year ended June 30, 2022, the Company recognized asset impairment charges to the goodwill and long-lived assets of the iGaming Argyll (UK) reporting unit in the EEG iGaming segment, EGL, GGC and Helix reporting units in the EEG Games segment (See Notes 6, 7 and 11).

Note 19 – Income Taxes

The income (loss) before income taxes follows:

	Fiscal 2023	Fiscal 2022
United States	$(7,152,756)	$(87,679,037)
International	(25,132,347)	(20,227,495)
Total loss before income taxes	$(32,285,103)	$(107,906,532)

The provision (benefit) from income taxes follows:

	Fiscal 2023	Fiscal 2022
Current:
Federal	$-	$-
State	-	-
Foreign	376	(2,581)
Total current	376	(2,581)
Deferred:
Federal	-	(5,671,861)
State	-	-
Foreign	-	-
Total deferred	-	(5,671,861)
Income tax provision (benefit)	$376	$(5,674,442)

During the year ended June 30, 2023, the Company recorded no material current taxes, remained in a cumulative loss position in all jurisdictions, and maintained a full valuation allowance position against any deferred tax assets in the jurisdictions it operated in, thus recording no deferred tax benefits or expenses. During the year ended June 30, 2022, the Company recorded a deferred tax liability in connection with its acquisitions of Bethard. This acquisition impacted the Company’s estimate of realizability of its deferred tax assets and resulted in a reduction of the Company’s valuation allowance of $5,671,861 during the year ended June 30, 2022.

The reconciliation of the expected tax expense (benefit) based on U.S. federal statutory rate of 21% with the actual expense follows:

	Fiscal 2023	Fiscal 2022
U.S. federal statutory rate	$(6,779,872)	$(22,660,372)
Change in valuation allowance	2,614,549	17,373,839
Disposals of subsidiaries	11,927,360	-
State income taxes	(1,595,125)
Foreign tax rate and other foreign tax	(4,102,764)	(1,171,464)
Extinguishment of senior convertible note	382,413	5,544,743
Non-deductible warrant revaluations	(1,493,791)	(6,608,337)
Non-deductible revaluation of contingent consideration	(959,939)	1,790,656
Acquisition costs	7,545	56,493
Income tax provision (benefit)	$376	$(5,674,442)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Fiscal 2023	Fiscal 2022
Assets:
Net operating losses	$29,813,860	$29,509,842
Nonqualified stock options	1,548,224	1,307,113
Depreciation and amortization	-	473,380
Other	11,437	26,265
Gross deferred tax assets	31,373,521	31,316,600
Deferred tax liabilities
Acquired intangible assets	(712,136)	(3,269,763)
Net deferred tax assets	30,661,385	28,046,837
Valuation allowance	(30,661,385)	(28,046,837)
Deferred tax liabilities, net	$-	$-

The Company has net deferred tax assets of $30,661,385 at June 30, 2023 and $28,046,837 at June 30, 2022 for which there is a full valuation allowance. The Company determined that it would not be able to realize the remaining deferred tax assets in the future. The need to maintain a valuation allowance against the Company’s deferred tax assets may cause greater volatility to our effective tax rate.

At June 30, 2023, the Company had estimated federal net operating loss carry forwards of $94,075,521 that may be offset against future taxable income subject to limitation under IRC Section 382. At June 30, 2023, the Company had net operating loss carryforwards related to its foreign operations in Malta of $22,042,087 that do not expire. The Company determined that a full valuation allowance will be recorded against the net operating loss deferred tax assets.

During the years ended June 30, 2023 and 2022, the Company recorded income tax expense of $376 and income tax benefit of $5,674,442, respectively. The benefit for the year ended June 30, 2022, is attributable primarily to non-recurring partial releases of the Company’s U.S. valuation allowance as a result of purchase price accounting.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2023 and June 30, 2022, respectively. The Company regularly evaluates the realizability of its deferred tax assets and establishes a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized.

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

EEG Games’ focus is on providing esports entertainment experiences to gamers through a combination of: (1) our proprietary infrastructure software, GGC, which underpins our focus on esports and is a leading provider of local area network (“LAN”) center management software and services, enabling us to seamlessly manage mission critical functions such as game licensing and payments, and (2) the creation of esports content for distribution to the betting industry. Currently, we operate our esports EEG Games business in the United States and Europe.

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

The Company utilizes Adjusted EBITDA (as defined below) as its measure of the performance of its operating segments. The following table highlights the Company’s revenues and Adjusted EBITDA for each reportable segment and reconciles Adjusted EBITDA on a consolidated basis to net loss. Total capital expenditures for the Company were not material to the consolidated financial statements.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the year ended June 30,
	2023	2022
Revenues:
EEG iGaming segment	19,690,722	53,104,795
EEG Games segment	3,275,082	5,246,855

Total	22,965,804	58,351,650

Adjusted EBITDA
EEG iGaming segment	(2,542,357)	(7,019,463)
EEG Games segment	(3,064,747)	(4,915,549)
Other(1)	(7,356,944)	(12,960,209)
Total Adjusted EBITDA	(12,964,048)	(24,895,221)

Adjusted for:
Interest expense	(2,485,758)	(6,423,039)
Loss on sale of businesses, net	(3,497,221)	-
Gain on termination of lease	799,901	-
Loss on conversion of senior convertible note	-	(5,999,662)
Loss on extinguishment of senior convertible note	(1,821,013)	(28,478,804)
Change in fair value of derivative liability	7,435,687	(10,882,241)
Change in fair value of warrant liability	7,113,292	31,468,270
Change in fair value of contingent consideration	(2,864,551)	2,355,308
Other non-operating income (loss), net	(160,276)	(584,466)
Depreciation and amortization	(6,475,794)	(12,026,581)
Right of use asset amortization	(46,244)	(506,742)
Asset impairment charges	(16,135,000)	(46,498,689)
Stock-based Compensation	(1,148,147)	(5,165,653)
Cost of acquisition	(35,931)	(269,012)
Income tax (expense) benefit	(376)	5,674,442
Net loss	(32,285,479)	(102,232,090)

(1)	Other comprises of corporate and overhead costs.
(2)	The Company has no intersegment revenues or costs and thus no eliminations required.
(3)	The Company defines Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; cost of acquisition; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 21 – Subsequent Events

October 2023 Settlement Agreement and Waiver

Partial Settlement of Registration Delay Payments under Registration Rights Agreement

On October 6, 2023, the Company entered into a settlement agreement (“October 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of the Registration Rights Fees payable (“RRA Fees”) by the Company under the Registration Rights Agreement, and the previous settlement agreement, dated August 15, 2023 (see below), between the Company and the Holder, in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay. As of October 6, 2023, the Company is obligated to pay to the Holder a Registration Delay Payment of approximately $64,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Registration Rights Agreement (and subject to decrease in accordance with the October 2023 Settlement Agreement as described below). On September 30, 2023, the August 2023 Settlement Agreement (see below) expired pursuant to its terms.

The Company agreed to issue an additional 10,000 shares at $0.05 per share (“Continued Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) on each seven day anniversary of the October 2023 Settlement Agreement (or another date mutually agreed between the parties), until the earlier of (i) the date that the parties mutually terminate the October 2023 Settlement Agreement in writing, and (ii) such time as the remaining balance of the RRA Fees are paid in full, as applicable, to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest Volume-weighted average price (“VWAP”) per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Continued Settlement Price Per Share. As part of the settlement, the Holder also agreed to continue to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock such that the issuances of any settlement shares in accordance with the October 2023 Settlement Agreement shall not result in a Conversion Price for the applicable Conversion Amount (as such terms are defined in the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock) subject to such conversion less than the lesser of (A) the Conversion Price then in effect (without giving effect to any adjustments to the Conversion Price arising solely as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement) and (B) the greater of (x) the Conversion Price then in effect (after giving effect to all adjustments to the Conversion Price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Preferred Stock or Series D Preferred Stock, as applicable.

The October 2023 Settlement Agreement further provides that, notwithstanding anything in the applicable Series C Certificate of Designations for the Series C Preferred Stock or Series D Certificate of Designations for the Series D Preferred Stock to the contrary, with respect to any given conversion of any Series C Preferred Stock or Series D Preferred Stock, to the extent such Conversion Price, as so adjusted, is greater than 90% of the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day of the applicable conversion notice, a Conversion Floor Price Condition (as defined in the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Preferred Stock or Series D Preferred Stock, as applicable.

As part of the October 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Preferred Stock and Series D Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Preferred Stock and Series D Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the October 2023 Settlement Agreement from $0.10 for both the Series C Preferred Stock and Series D Preferred Stock to the conversion price as defined above, of approximately $1,566,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the consolidated statement of operations as an addition to the net loss available to common stockholders in the year ending June 30, 2024. The incremental value was determined by computing the additional shares the Series C Preferred Stock and Series D Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.0965 as of October 6, 2023.

Partial Waiver of Subsequent Placement Optional Redemption of Preferred Shares

The Company also entered into a waiver agreement (“October 2023 Waiver”) on October 6, 2023, with the Holder, as a condition to access any net proceeds from the future sale of shares of common stock under the Company’s previously announced “at the market” (or “ATM”) equity offering program pursuant to a prospectus supplement that was filed with the SEC on September 15, 2023. The Holder agreed to partially waive its rights to ATM proceeds under the terms of a Subsequent Placement Optional Redemption, as defined in each of the Series C Certificate of Designations and Series D Certificate of Designations, but only with respect to sales under the ATM equity offering program (“ATM Sales”) and not with respect to any other future Subsequent Placement (as defined in each of the Series C Certificate of Designations and Series D Certificate of Designations) and, further, only to the extent of a waiver that provide that 50% of the net proceeds from ATM Sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other reasonable and customary offering expenses) be retained by the Company and the remaining 50% of the net proceeds from ATM Sales be used by the Company to redeem first, the outstanding shares of Series D Preferred Stock and second, the outstanding shares of Series C Preferred Stock (“Redemption Proceeds”), unless the Holder elects to change such allocations (or waive such redemption, in whole or in part, with respect to one or more ATM Sales) as evidenced by a written notice to the Company (“Subsequent Placement Limited Waiver”). Concurrent with the execution of the October 2023 Settlement Agreement, the Company executed an escrow agreement (“Escrow Agreement”) with an independent third-party escrow agent (“Escrow Agent”), pursuant to which Redemption Proceeds received from each closing of ATM Sales shall be promptly deposited into a non-interest bearing escrow account (“Escrow Account”) and disbursed to the Holder under the terms and conditions contained in the September Settlement Agreement and the Escrow Agreement.

Equity Distribution Agreement

On September 15, 2023, the Company entered into the Equity Distribution Agreement with Maxim Group under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $7,186,257 through an “at the market” equity offering program under which Maxim Group will act as sales agent.

Under the Equity Distribution Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Maxim Group may sell the shares by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Maxim and us.

The Equity Distribution Agreement provides that Maxim Group will be entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Maxim Group under the Equity Distribution Agreement. The Company has no obligation to sell any shares under the Equity Distribution Agreement, and may at any time suspend solicitation and offers under the Equity Distribution Agreement.

The shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and its registration on Form S-3 MEF (File No. 333-274542). The Company filed a prospectus supplement, dated September 15, 2023 with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement (the “Prospectus Supplement”).

The Holder of the Series C Preferred Stock and Series D Preferred Stock has the option to require the Company to use up to 50% of the gross proceeds to redeem the outstanding Series C Preferred Stock and 50% of the gross proceeds to redeem the Series D Preferred Stock (together the “Holder’s Redemption Amounts”), and, as a result would use up all remaining proceeds unless waived by the Holder. The Company will not proceed with the “at the market” offering unless the Holder’s Redemption Amounts are fully or partially waived. The Company intends to use any remaining net proceeds of this offering for working capital and general corporate purposes to support ongoing business operations. As described below the Company obtained a waiver dated September 15, 2023.

The Equity Distribution Agreement contains customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

As part of the filing of the Equity Distribution Agreement, the Company entered into the Waiver on September 15, 2023, with the Holder of the Series C Preferred Stock and the Series D Preferred Stock, as a condition to filing the registration statement on Form S-3 MEF on September 15, 2023 and the prospectus supplement on September 15, 2023 for the “at the market” offering. The Waiver allowed the Company to proceed with the initial filing of such registration statement and prospectus supplement with the SEC and not with respect to (x) any subsequent amendment or supplement thereto, (y) the issuance and sale of any of the Company’s securities contemplated by thereby or (z) any future Subsequent Placement (as defined in the Securities Purchase Agreement, dated April 30, 2023, among the Company and the buyers named therein). As discussed above the Company obtained a partial waiver of the Holder’s Redemption Amounts, and from October 10, 2023 through October 12, 2023 the Company had ATM Sales of approximately $679,000 for 8,440,375 shares common stock with 50% of the ATM Sales, after placement agent fees, to be held in escrow for the Holder.

August 2023 Settlement Agreement

On August 15, 2023, the Company entered into a settlement agreement (“August 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of RRA Fees by the Company under the Series D RRA, in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay.

As of August 15, 2023, the Company was obligated to pay to the Holder RRA Fees of $64,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA, and subject to decrease in accordance with the August 2023 Settlement Agreement as described below).

The Company agreed to initially issue 10,000 shares at $0.10 per share (“Initial Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) on each seven day anniversary of the initial settlement (or another date mutually agreed between the parties), to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest VWAP per share of the Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Initial Settlement Price Per Share. As part of the settlement, the Holder also agreed to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock such that the issuances of any settlement shares in accordance with the August 2023 Settlement Agreement shall not result in a conversion price for the applicable conversion amount (as such terms are defined in the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock) subject to such conversion less than the lesser of (A) the conversion price then in effect (without giving effect to any adjustments to the conversion price arising solely as a result of the issuances of the settlement shares under the August 2023 Settlement Agreement) and (B) the greater of (x) the conversion price then in effect (after giving effect to all adjustments to the conversion price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the August 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Preferred Stock or Series D Preferred Stock, as applicable.

The August 2023 Settlement Agreement further provides that, notwithstanding anything in the applicable Certificate of Designations for the Series C Preferred Stock or Certificate of Designations for the Series D Preferred Stock to the contrary, with respect to any given conversion of any Series C Preferred Stock or Series D Preferred Stock, to the extent such conversion price, as so adjusted, is greater than 90% of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day of the applicable conversion notice, a conversion floor price condition (as defined in the Certificates of Designations governing the Series C Preferred Stock and Series D Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Preferred Stock or Series D Preferred Stock, as applicable.

As part of the August 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Preferred Stock and Series D Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Preferred Stock and Series D Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the August 2023 Settlement Agreement from $0.44 for the Series C Preferred Stock and $0.39 Series D Preferred Stock to the conversion price as defined above, of approximately $9,383,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the consolidated statement of operations as an addition to the net loss available to common stockholders in the year ending June 30, 2024. The incremental value was determined by computing the additional shares the Series C Preferred Stock and Series D Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.1935 as of August 15, 2023.

F-54

August 2023 Registered Direct Offering

On August 15, 2023, the Company entered into a securities purchase agreement the Holder of our Series C Preferred Stock and Series D Preferred Stock (the “RD SPA”). The RD SPA relates to an offering of (a) 1,000,000 shares of our common stock, $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (b) pre-funded warrants to purchase 4,167,959 shares of our common stock at a price of $0.1935 per warrant, directly to such Holder (the “RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The RD Pre-funded warrants are exercisable immediately upon issuance. The exercise price of each RD Pre-funded Warrant is $0.001 per share of common stock. The offering closed on August 15, 2023.

The Pre-funded Warrants were all subsequently exercised on August 16, 2023.

The RD SPA included the Holder waiving its rights to require the Company to cause a Subsequent Placement Optional Redemption (as defined in each of the Certificate of Designations governing the Series C Preferred Stock and Certificate of Designations governing the Series D Preferred Stock) using the gross proceeds from the sale of the shares of common stock and Warrants (including from the exercise thereof) and its rights to participate in an Eligible Subsequent Placement (as defined in each of the Certificate of Designations governing the Series C Preferred Stock and Certificate of Designations governing the Series D Preferred Stock) pursuant to Section 7(b) of the Certificate of Designations governing the Series C Preferred Stock and Section 7(b) of the Certificate of Designations governing the Series D Preferred Stock, but only with respect to the offering and sale of the Securities contemplated by the RD SPA. As a result, the Company did not make any payments from the gross proceeds to the Holder.

The gross proceeds from the issuance and sale of the shares of common stock and RD Pre-funded Warrants, were approximately $1,000,000, before deducting the estimated offering expenses payable by us. The Company completed the offering without a placement agent and no placement agent fees were payable. The Company had broad discretion in the use of the remaining net proceeds, including for working capital and general corporate purposes to support ongoing business operations.

Series C Convertible Preferred Stock Conversions

From July 1, 2023, though October 12, 2023, one business day preceding this filing, the Holder exchanged $12,300,999 in Series C Preferred Stock for 49,916,813 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect, offset by the aggregate Alternate Conversion Floor Amount of $3,759,649 and accrued dividends of $476,597. There were no conversions of the Series D Preferred Stock and no other amounts are due under the Series D Preferred Stock, other than the RRA Fees.

Under the Settlement Agreements, dated August 15, 2023 and October 6, 2023, between the Company and the Holder, in the event that the conversion price then in effect, as may be adjusted under the Settlement Agreements, is greater than 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including the trading day of an applicable conversion notice, the accrued and unpaid dividends on the outstanding shares of preferred stock shall automatically increase, pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) or, at the Company’s option, the Company shall deliver the applicable Alternate Conversion Floor Amount to the holder on the applicable date of conversion. Related to these conversions, we have increased such dividends by an aggregate of $3,759,649, as noted above, to the holder of the Series C Preferred Stock. No such amounts are due under the Series D Preferred Stock.

The Company’s shares of common stock issued in connection with the Conversions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued to an existing Holder of the Company’s securities without commission or additional consideration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Following the recent Conversions, approximately $6,431,000 in aggregate amount of the Series C Preferred Stock remains outstanding. As of October 12, 2023, one business day preceding this filing, there were 67,329,316 shares of common stock, par value $0.001 issued and outstanding. The Company intends to continue to effect additional equity conversions under the same terms in the foreseeable future.

F-55

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Esports Entertainment Group, Inc.

Date: October 13, 2023	By:	/s/ Alex Igelman
Alex Igelman
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alex Igelman	Chief Executive Officer	October 13, 2023
Alex Igelman	(Principal Executive Officer)

/s/ Michael Villani	Chief Financial Officer	October 13, 2023
Michael Villani	(Principal Accounting Officer and Principal Financial Officer)

/s/ Damian Mathews	Chief Operating Officer & Director	October 13, 2023
Damian Mathews	(Principal Accounting Officer and Principal Financial Officer)

/s/ Jan Jones Blackhurst	Director	October 13, 2023
Jan Jones Blackhurst

/s/ Chul Woong Lim	Director	October 13, 2023
Chul Woong Lim

/s/ Alan Alden	Director	October 13, 2023
Alan Alden

/s/ Robert Soper	Director	October 13, 2023
Robert Soper

86