Form 10-Q
period 2023-09-30
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2023-11-20
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

Block 6, Triq Paceville

St. Julians, Malta, STJ 3109

(Address of principal executive offices) (Zip Code)

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

As of November 17, 2023, there were 124,368,281 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2023

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and June 30, 2023	1

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2023 and 2022 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended September 30, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) For the Three Months Ended September 30, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2023 and 2022 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	34

PART II: OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Mine Safety Disclosures	35

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	37

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	June 30, 2023

ASSETS

Current assets
Cash	$302,934	$1,745,298
Restricted cash	109,647	168,304
Accounts receivable, net	113,195	93,871
Receivables reserved for users	847,325	831,942
Other receivables	484,607	497,603
Prepaid expenses and other current assets	380,366	706,030
Total current assets	2,238,074	4,043,048

Equipment, net	16,118	20,013
Operating lease right-of-use asset	62,208	85,517
Intangible assets, net	12,051,032	13,324,627
Goodwill	4,385,575	4,491,223
Other non-current assets	136,863	136,863

TOTAL ASSETS	$18,889,870	$22,101,291

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$8,322,352	$7,106,194
Liabilities to customers	620,093	664,313
Deferred revenue	1,147,515	989,027
Operating lease liability – current	70,430	95,903
Total current liabilities	10,160,390	8,855,437

Warrant liability	160,361	365,726
Deferred income taxes	-	-

Total liabilities	10,320,751	9,221,163

Commitments and contingencies (Note 10)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,195,450 at September 30, 2023 and June 30, 2023	8,161,311	8,083,869
Series B redeemable preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding, September 30, 2023 and June 30, 2023	-	-

Total Mezzanine equity	8,161,311	8,083,869

Stockholders’ equity
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Series C Convertible Preferred Stock, $0.001 par value, 20,000 authorized, 4,219 shares issued and outstanding, aggregate liquidation preference $8,018,245 at September 30, 2023 and 14,601 shares issued and outstanding, aggregate liquidation preference $18,506,798 at June 30, 2023	6,414,596	14,805,438
Series D Convertible Preferred Stock, $0.001 par value, 10,000 authorized, 4,300 shares issued and outstanding, aggregate liquidation preference $5,530,740 at September 30, 2023 and 4,300 shares issued and outstanding, aggregate liquidation preference $5,421,245 at June 30, 2023	2,705,714	2,618,389
Common stock $0.001 par value; 500,000,000 shares authorized, 58,878,941 and 3,784,169 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	58,879	3,784
Additional paid-in capital	182,455,082	173,461,717
Accumulated deficit	(186,224,057)	(181,425,905)
Accumulated other comprehensive loss	(5,002,406)	(4,667,164)
Total stockholders’ equity	407,808	4,796,259

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$18,889,870	$22,101,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2023	2022

Net revenue	$2,689,817	$9,605,264

Operating costs and expenses:
Cost of revenue	602,026	3,750,416
Sales and marketing	913,096	2,445,335
General and administrative	6,187,836	9,471,034
Total operating expenses	7,702,958	15,666,785

Operating loss	(5,013,141)	(6,061,521)

Other income (expense):
Interest expense	-	(1,058,408)
Change in fair value of derivative liability on the senior convertible note	-	274,864
Change in fair value of warrant liability	205,365	2,450,556
Change in fair value of contingent consideration	-	179,468
Other non-operating income (loss), net	9,624	46,450
Total other income (expense), net	214,989	1,892,930

Loss before income taxes	(4,798,152)	(4,168,591)

Income tax benefit (expense)	-	-

Net loss	$(4,798,152)	$(4,168,591)

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	(200,628)
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(77,442)	(74,544)
Dividend on Series C convertible preferred stock	(255,523)	-
Dividend on Series D convertible preferred stock	(87,325)	-
Deemed dividend on make whole provision on Series C Preferred Stock	(3,759,649)	-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	(9,382,909)	-

Net loss attributable to common stockholders	$(18,561,628)	$(4,443,763)

Net loss per common share:
Basic and diluted loss per common share	$(0.68)	$(9.91)
Weighted average number of common shares outstanding, basic and diluted	27,372,803	448,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

2

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,
	2023	2022

Net loss	$(4,798,152)	$(4,168,591)

Other comprehensive loss:
Foreign currency translation loss	(335,242)	(2,526,478)

Total comprehensive loss	$(5,133,394)	$(6,695,069)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Three Months Ended September 30, 2023 and 2022 (Unaudited)

	10% Series A Cumulative Redeemable		Series B		Series C		Series D						Accumulated	Total
	Convertible Preferred Stock		Redeemable Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance as at July 1, 2023	835,950	$8,083,869	-	$-	14,601	$14,805,438	4,300	$2,618,389	3,784,169	$3,784	$173,461,717	$(181,425,905)	$(4,667,164)	$4,796,259

Common stock and warrants issued in equity financing	-	-	-	-	-	-	-	-	1,000,000	1,000	192,500	-	-	193,500
Proceeds from exercise of pre funded warrants	-	-	-	-	-	-	-	-	4,167,959	4,168	802,332	-	-	806,500
Accretion of redemption value and issuance costs	-	77,442	-	-	-	-	-	-	-	-	(77,442)	-	-	(77,442)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Series C Convertible Preferred Stock and Series D Convertible Preferred Stock dividends	-	-	-	-	-	255,523	-	87,325	-	-	(342,848)	-	-	-
Deemed dividend on make whole provision on Series C	-	-	-	-	-	3,759,649	-	-	-	-	(3,759,649)	-	-	-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversions of the Convertible preferred stock	-	-	-	-	(10,382)	(12,406,014)	-	-	49,916,813	49,917	12,356,097	-	-	-
Delay Payment for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	10,000	10	1,925	-	-	1,935
Stock based compensation	-	-	-	-	-	-	-	-	-	-	21,078	-	-	21,078
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	(335,242)	(335,242)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,798,152)	-	(4,798,152)
Balance as of September 30, 2023	835,950	$8,161,311	-	$-	4,219	$6,414,596	4,300	$2,705,714	58,878,941	$58,879	$182,455,082	$(186,224,057)	$(5,002,406)	$407,808

Balance as of July 1, 2022	835,950	$7,781,380	-	$-	-	$-	-	$-	409,229	$409	$144,914,687	$(149,140,426)	$(7,376,114)	$(11,601,444)

Accretion of redemption value and issuance costs	-	74,544	-	-	-	-	-	-	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	300,000	300	1,567,830	-	-	1,568,130
Stock based compensation	-	-	-	-	-	-	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as at September 30, 2022	835,950	$7,855,924	-	$-	-	$-	-	$-	709,229	$709	$147,129,336	$(153,309,017)	$(9,902,592)	$(16,081,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,798,152)	$(4,168,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,086,949	1,862,718
Right-of-use asset amortization	18,261	18,443
Stock-based compensation	21,078	921,991
Change in fair value of warrant liability	(205,365)	(2,450,556)
Change in fair value of contingent consideration	-	(179,468)
Change in fair value of derivative liability	-	(274,864)
Changes in operating assets and liabilities:
Accounts receivable	(19,324)	(235,486)
Receivables reserved for users	(41,552)	(227,573)
Other receivables	3,775	(395,566)
Prepaid expenses and other current assets	355,609	34,553
Other non-current assets	-	(338)
Accounts payable and accrued expenses	1,317,637	714,622
Liabilities to customers	(24,915)	(611,003)
Deferred revenue	158,488	464,656
Operating lease liability	(25,473)	(68,392)
Net cash used in operating activities	(2,152,984)	(4,594,854)

Cash flows from investing activities:
Purchase of intangible assets	(60,131)	-
Net cash used in investing activities	(60,131)	-

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	193,500	6,854,418
Proceeds from the exercise of pre-funded warrants	806,500	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	(200,628)
Repayment of senior convertible note	-	(2,778,427)
Repayment of notes payable and finance leases	-	(36,814)
Net cash provided by financing activities	799,372	3,838,549

Effect of exchange rate on changes in cash and restricted cash	(87,278)	227,928
Net decrease in cash and restricted cash	(1,501,021)	(528,377)
Cash and restricted cash, beginning of period	1,913,602	4,809,808
Cash and restricted cash, end of period	$412,581	$4,281,431

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	September 30, 2023	September 30, 2022
Cash	$302,934	$2,982,179
Restricted cash	109,647	1,299,252
	$412,581	$4,281,431

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2023	June 30, 2022
Cash	$1,745,298	$2,517,146
Restricted cash	168,304	2,292,662
	$1,913,602	$4,809,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	September 30, 2023	September 30, 2022
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$701,496
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$77,442	$74,544
Conversion of Series C Convertible Preferred Stock to common stock	$12,406,014	$-
Common Stock issued to settle registration rights delay fee	$1,935	$-
Series C Convertible Preferred Stock dividends and Series D Convertible Preferred Stock dividends	$342,848	$-
Deemed dividend on make whole provision on Series C and Series D Convertible Preferred Stock	$3,759,649	$-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	$9,382,909	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of Operations

Esports Entertainment Group, Inc. (the “Company”) was formed in the state of Nevada on July 22, 2008 under the name Virtual Closet, Inc., before changing its name to DK Sinopharma, Inc. on June 6, 2010 and then to, VGambling, Inc. on August 12, 2014. On or about April 24, 2017, VGambling, Inc. changed its name to Esports Entertainment Group, Inc.

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business whereby customers have access to game centers, online tournaments and player-versus-player wagering. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company acquired Bethard Group Limited’s business-to-consumer operations that included the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s operations provided sportsbook, casino, live casino and fantasy sport betting services.

In the prior year ended June 30, 2023, the Company completed a series of independent transactions to streamline its operations to reduce operating losses and to increase its focus on core businesses. The Company closed its Argyll operations on December 8, 2022 by surrendering of its UK license and deconsolidated its Argyll operating entities due to liquidation and loss of control of the entities, with Argyll Entertainment being deconsolidated on March 27, 2023 and Argyll Productions being deconsolidated on June 9, 2023. The Company sold its Spanish iGaming operations on January 18, 2023, sold the Bethard business on February 24, 2023 and exited the EGL business as of June 30, 2023. The core businesses of the Company include Lucky Dino of EEG iGaming and GGC of EEG Games (see Reportable Segments).

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. The unaudited condensed consolidated financial statements should be read along with the Annual Report filed on Form 10-K of the Company for the annual period ended June 30, 2023. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Effective February 22, 2023, the Company completed a one-for-one-hundred (1-for-100) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of the Company’s common stock in the unaudited condensed consolidated financial statements and related notes refer to the number of shares of common stock after giving effect to the Reverse Stock Split and are presented as if the Reverse Stock Split had occurred at the beginning of the earliest period presented.

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

These segments consider the organizational structure of the Company and the nature of financial information available and are reviewed by the chief operating decision maker to assess performance and make decisions about resource allocations.

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

The Company considered that it had an accumulated deficit of $186,224,057 as of September 30, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At September 30, 2023, the Company had $302,934 of available cash on-hand and net current liabilities of $7,922,316. Net cash used in operating activities for the three months ended September 30, 2023 was $2,152,984, which includes a net loss of $4,798,152.

The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes:

(i)	up to $7,186,257 of gross proceeds from the equity distribution agreement entered into on September 15, 2023, (the “Equity Distribution Agreement”) through an “at the market” (“ATM”) equity offering program whereby, per the settlement agreement entered into by the Company on October 6, 2023, (the “October 2023 Settlement Agreement”), of which on November 17, 2023, one business day preceding this filing, $5,099,000 remained to be utilized (the Company receives 50% of the net proceeds from ATM sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other customary offering expenses) and the remaining 50% of the net proceeds from ATM sales will be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock, unless the Holder elects to change such allocations (discussed further below));
(ii)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(iii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on November 17, 2023, one business day preceding this filing, was approximately $647,000.

Compliance with Nasdaq Listing Requirements

On November 30, 2022, the Company received a determination from the Nasdaq Listing Panel (the “Panel”) granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule (described below), and the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). On March 9, 2023, the Company received a letter from the Panel indicating that the Company had regained compliance with the Bid Price Rule and on June 13, 2023, the Company received a notice from the Panel providing that the Company demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, including the Equity Rule. The Company remains subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 13, 2024. In the event the Company fails to satisfy a continued listing requirement during the Panel Monitor, the Company may not be provided with the opportunity to present a compliance plan to the Staff and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules, but would instead have an opportunity to request a new hearing with the Panel. The Company’s securities may be at that time delisted from Nasdaq. As of September 30, 2023, the Company’s stockholders’ equity was under the minimum $2,500,000 Equity Rule requirement.

Subsequent to regaining compliance, on September 6, 2023, the Company received a deficiency notification letter from the Staff indicating that the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days and was not in compliance with the “Bid Price Rule”. The Company was granted 180 calendar days from the date of such notice, or until March 4, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On October 20, 2023, the Company received another deficiency notification letter from the Staff indicating that the Company’s common stock had closed under $0.10 a share for ten consecutive days, and was not in compliance with the “Low Price Rule”. On October 27, 2023, the Company submitted a request for a hearing and on October 30, 2023 received a letter notifying the Company that the hearing is scheduled for December 14, 2023 and any delisting is stayed until a determination is made from the Staff subsequent to the hearing. The Company will be expected to address all listing rule deficiencies at the time of the hearing.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three months ended September 30, 2023 and 2022 because their inclusion would have been antidilutive:

	September 30 2023	September 30, 2022
Common stock options	$29,941	$9,811
Common stock warrants	1,975,339	562,006
Common stock issuable upon conversion of senior convertible note	-	147,589
10% Series A cumulative redeemable convertible preferred stock	835,950	835,950
Common stock issuable on conversion of Series C convertible preferred stock	66,986,174	-
Common stock issuable on conversion of Series D convertible preferred stock	46,205,013	-
Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of preferred warrants issued in the Series D convertible preferred stock offering	44,903,927	-
Total	$160,936,344	$1,555,356

The table includes the number of shares of common stock potentially issuable upon a conversion of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock into shares of common stock. The table also includes any shares of common stock that would be issuable upon exercise and conversion of the preferred warrants issued in the Series D Convertible Preferred Stock offering. The conversion price used to estimate the number of common stock issuable for the Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of Series D preferred warrants, was 90% of the Company’s Nasdaq Official Closing Price of $0.1064 on September 30, 2023. Issuances of shares of common stock upon conversion of the Series D Convertible Preferred Stock and Common Warrants in excess of 20% of the Company’s outstanding shares of common stock require approval by the Company’s stockholders pursuant to the rules and regulations of the Nasdaq Stock Market.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments included in ASU 2016-13 require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Although the new standard, known as the current expected credit loss (“CECL”) model, has a greater impact on financial institutions, most other organizations with financial instruments or other assets (trade receivables, contract assets, lease receivables, financial guarantees, loans and loan commitments, and held-to-maturity (HTM) debt securities) are subject to the CECL model and will need to use forward-looking information to better evaluate their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. The Company adopted this standard as of July 1, 2023. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. The guidance is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements. The Company adopted this standard as of July 1, 2023. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	September 30, 2023	June 30, 2023
Indirect taxes	$156,276	$21,024
Other	328,331	476,579
Other receivables	$484,607	$497,603

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	September 30, 2023	June 30, 2023
Prepaid marketing costs	$25,036	$53,365
Prepaid insurance	249,221	265,974
Prepaid gaming costs	36,388	375,082
Other	69,721	11,609
Prepaid expenses and other current assets	$380,366	$706,030

Note 5 – Equipment

The components of equipment are as follows:

	September 30, 2023	June 30, 2023
Computer equipment	$36,529	$36,630
Furniture and equipment	34,862	35,943
Equipment, at cost	71,391	72,573
Accumulated depreciation	(55,273)	(52,560)
Equipment, net	$16,118	$20,013

Depreciation expense was $5,222 and $22,413 for the three months ended September 30, 2023 and 2022, respectively.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2023	$3,511,391	$979,832	$4,491,223
Foreign currency translation	(105,648)	-	(105,648)
Goodwill, balance as of September 30, 2023	$3,405,743	$979,832	$4,385,575

There were no asset impairment charges for goodwill or long-lived assets, including definite-lived intangible assets, for the three months ended September 30, 2023 or 2022.

The intangible amounts comprising the intangible asset balance are as follows:

	September 30, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$2,744,747	$(623,813)	$2,120,934	$2,801,963	$(566,501)	$2,235,462
Developed technology and software	9,090,168	(4,175,343)	4,914,825	9,240,018	(3,757,061)	5,482,957
Gaming licenses	702,635	(702,635)	-	724,431	(724,431)	-
Player relationships	9,731,063	(4,975,502)	4,755,561	10,022,587	(4,621,655)	5,400,932
Internal-use software	285,538	(25,826)	259,712	226,438	(21,162)	205,276
Total	$22,554,151	$(10,503,119)	$12,051,032	$23,015,437	$(9,690,810)	$13,324,627

During the three months ended September 30, 2023 and 2022, the Company recorded amortization expense for its intangible assets of $1,081,727 and $1,840,305, respectively. The amortization for EEG iGaming segment was $833,152 and $1,591,740, and for the EEG Games segment was $248,575 and $248,565, for the three months ended September 30, 2023 and 2022, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Remainder of Fiscal 2024	$3,192,084
Fiscal 2025	4,269,414
Fiscal 2026	3,117,791
Fiscal 2027	362,331
Fiscal 2028	326,955
Thereafter	782,457
Total	$12,051,032

Note 7 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	September 30, 2023	June 30, 2023
Trade accounts payable	$4,807,392	$4,469,927
Accrued marketing	1,575,453	1,054,085
Accrued payroll and benefits	230,017	298,636
Accrued gaming liabilities	127,927	145,393
Accrued professional fees	413,994	286,314
Accrued jackpot liabilities	88,215	91,892
Accrued legal settlement (Note 10)	500,000	-
Accrued other liabilities	579,354	759,947
Total	$8,322,352	$7,106,194

Note 8 – Related Party Transactions

The Company’s Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company, that was owed $0 and $47,895 by the Company as of September 30, 2023 and June 30, 2023, respectively. The Company incurred cost of revenue to Oddin.gg of $0 and $32,359 for the three months ended September 30, 2023 and 2022. On October 3, 2023, the Company signed an agreement to integrate the Oddin.gg esports iFrame solution that is expected to allow the Company to offer esports wagering to its iGaming customers. The integration of the Oddin.gg’s esports iFrame solution is expected to be completed by the Company in the first half of fiscal 2024. The agreement requires the Company to pay Oddin.gg a revenue share based on the net gaming revenues generated from esports wagering.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $1,200 for the three months ended September 30, 2022. The former Chief Executive Officer was terminated by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022. Other than the legal settlement of $500,000 (as described in Note 10), there were no amounts payable to the former Chief Executive Officer as of September 30, 2023 and June 30, 2023.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $4,064 and $2,935 for three months ended September 30, 2023 and 2022, respectively, in accordance with these agreements. As of September 30, 2023 and June 30, 2023, there was approximately $10,263 and $12,700 amounts payable to Contact Advisory Services Ltd, respectively.

The Company’s current Chief Operating Officer was previously its former Chief Financial Officer and Chief Operating Officer and his services as the former Chief Financial Officer and Chief Operating Officer were previously retained through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 2,000 shares of Common Stock to the former Chief Financial Officer and Chief Operating Officer. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022, and the consultancy agreement and employment agreement were terminated. He later rejoined the Company as the Chief Operating Officer on May 29, 2023 under a new employment agreement.

Note 9 – Debt

Senior Convertible Note

In the year ended June 30, 2022, on February 22, 2022, the Company exchanged the existing senior convertible note (the “Old Senior Convertible Note”) with a remaining principal of $29,150,001, with the Senior Convertible Note in the aggregate principal of $35,000,000.

On September 19, 2022 as part of the Company’s September 2022 Offering (defined below) of shares of common stock and warrants to purchase common stock, the Company remitted to the Holder an amount of $2,778,427 from the proceeds reducing the Senior Convertible Note principal balance to $32,221,573.

On December 19, 2022, as part of the Registered Direct Offering (Note 12) the Company paid the Holder an amount equal to $1,073,343 for interest due and interest prepaid through February 28, 2023.

On January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note to 90% of the lowest volume-weighted average price (“VWAP”) (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion, in accordance with Section 7(g) of the Senior Convertible Note (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the Holder from the Company. From January 27, 2023 through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Convertible Preferred Stock, pursuant to the debt for equity exchanges, and after increasing the Senior Convertible Note by $2,950,010, for fees of $450,010 and converted accrued liabilities of $2,500,000 pursuant to an amendment and waiver dated February 16, 2023 (the “Amendment”) related to the sale of the Bethard Business, the Holder exchanged $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock, at the lowered conversion prices (the “Exchanges”) and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions. Following the Exchanges and the impact of the Amendment, $15,910,000 in aggregate principal amount of the Senior Convertible Note remained outstanding until April 28, 2023, when it was converted to the Series C Convertible Preferred Stock.

Make-Whole Derivative Liability

Prior to the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock on April 28, 2023, the make-whole provision in the Senior Convertible Note was a derivative liability. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price.

On April 28, 2023, the date of the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock the derivative liability was eliminated and no balance is recorded in the unaudited condensed consolidated balance sheet at September 30, 2023 and June 30, 2023. The Company recognized a gain in the Change in fair value of derivative liability on Senior Convertible Note of $274,864 as a gain in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2022. No amounts were recognized in the three months ended September 30, 2023 due to the elimination of the derivative liability.

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

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On September 30, 2023 and June 30, 2023, the Company determined the total fair value of the September 2022 Warrants to be $22,361 and $251,876, respectively. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and September 30, 2022 were gains of $229,515 and $1,482,103, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On September 30, 2023 and June 30, 2023, the Company determined the total fair value of the March 2022 Warrants to be $138,000 and $113,850, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2023 and 2022, was an increase of $24,150 and a decrease of $862,500, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 20,000 Series A Warrants and 20,000 Series B Warrants (the Series B Warrants expired June 2, 2023) to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note, the Note to Preferred Stock Exchange Agreement and conversion to the Series C Convertible Preferred Stock did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $1,750.00. The Series A Warrants are callable by the Company should the volume weighted average share price of the Company exceed $3,250.00 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At September 30, 2023 and June 30, 2023, the Company determined the total fair value of the Series A Warrants to be $0 (Series B Warrants expired June 2, 2023). There was no change in the fair value of the Series A Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2023. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2022 was a decrease of $105,953. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Note 10 – Commitments and contingencies

Commitments

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 500 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 100 shares of Common Stock on each annual anniversary date. As of September 30, 2023, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 100 shares of Common Stock payable each year through the year ended June 30, 2030. During each of the three months ended September 30, 2023 and 2022, the Company recorded $342,333, in sales and marketing expense for its arrangement with Bally’s Corporation. There was approximately $1,585,000 and $1,250,000 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of September 30, 2023 and June 30, 2023, respectively. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. On September 28, 2023, the Company entered into an online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. The agreement has annual commitment of approximately $385,000.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 1,000 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 1,000 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of September 30, 2023, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three months ended September 30, 2023 and 2022, the Company recorded $90,544 and $237,685, respectively, in sales and marketing expense for these arrangements. As of September 30, 2023, the commitments under these agreements are estimated at approximately $254,000 for the remainder of the year ending June 30, 2024 and approximately $225,000 for the year ended June 30, 2025.

Contingencies

On November 7, 2023, the Company entered into a confidential settlement agreement and general release (the “Legal Settlement Agreement”) with Grant Johnson, the former Chairman of the board of directors and Chief Executive Officer of the Company, with respect to all disputes and pending litigation between the Company and Mr. Johnson. Pursuant to the Legal Settlement Agreement, the parties have agreed to settle and resolve any and all disputes between the parties, including without limitation, disputes arising out of or relating to the following litigation:

(i)	A complaint filed on December 23, 2022 by Mr. Johnson against the Company in the United States District Court for the Southern District of New York;
(ii)	an amended complaint filed on February 28, 2023 by Mr. Johnson against the Company; and
(iii)	a counterclaim filed on May 24, 2023 by the Company against Mr. Johnson (together with (i) and (ii) above, the “Actions”).

Pursuant to the Legal Settlement Agreement, Mr. Johnson and the Company settled the Actions and provided a general release of all claims, whether or not raised in the pending litigation, and included mutual non-disparagement agreements. No party admitted any liability by entering into the Legal Settlement Agreement. Pursuant to the Legal Settlement Agreement, the Company has agreed to make an aggregate payment of $500,000 in cash to Mr. Johnson (which among includes attorneys’ fees and costs), comprised of an initial payment of $50,000 beginning approximately thirty (30) days after the signing of the Legal Settlement Agreement, with subsequent payments of $50,000 due on each subsequent thirtieth (30th) day of each month thereafter until fully paid. The case regarding the above Actions and settlement is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY). As of September 30, 2023, the Company recorded the $500,000 as a liability in accounts payable and other accrued expenses in the unaudited condensed consolidated balance sheet and as an expense for the three months ended September 30, 2023, in general and administrative expenses in the unaudited condensed consolidated statement of operations.

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. Other than related to the Legal Settlement Agreement discussed above, the Company did not have any liabilities recorded for loss contingencies as of September 30, 2023 and June 30, 2023. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

Other than as discussed above, the Company is currently not involved in any other litigation that it believes could have a material adverse effect on the Company’s financial condition or results of operations.

Note 11 – Revenue and Geographic Information

The Company is a provider of iGaming, traditional sports betting and esports services that commenced revenue generating operations during the year ended June 30, 2021 with the acquisitions of Argyll, Flip Sports Limited (“FLIP”), EGL, Lucky Dino, and GGC. The Company acquired Bethard in July 2021 adding to its revenue generating operations. The revenues and long-lived assets of Lucky Dino, Argyll (until November 30, 2022 when no further bets were taken as part of the winding down of the Argyll operations), Bethard (until February 2023 when the operations of Bethard were sold), EGL (until disposed of on June 30, 2023), have been identified as the international operations as they principally service customers in Europe, inclusive of the United Kingdom. The revenues and long-lived assets of GGC principally service customers in the United States. The Company’s remaining businesses of Lucky Dino and GGC are the primary revenue generators for fiscal 2024.

A disaggregation of revenue by type of service for the three months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,
	2023	2022
Online betting and casino revenues	$1,956,049	$8,595,346
Esports and other revenues	733,768	1,009,918
Total	$2,689,817	$9,605,264

A summary of revenue by geography follows for the three months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,
	2023	2022
United States	$733,768	$812,880
International	1,956,049	8,792,384
Total	$2,689,817	$9,605,264

The Company’s revenue from EEG iGaming is principally recognized at the point in time when gaming occurs. The Company’s EEG Games revenue is recognized at a point in time for hardware and equipment and consulting services typically when a customer obtains control or receives the service and over time for subscriptions, maintenance, licensing and event management using the input method of time lapsed to measure the progress toward satisfying the performance obligation. A summary of revenue by recognized at point in time or over time is for the three months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,
	2023	2022
Point in time	$2,232,149	$9,226,472
Over time	457,668	378,792
Total	$2,689,817	$9,605,264

The deferred revenue balances were as follows:

	September 30, 2023	September 30, 2022
Deferred revenue, beginning of the year	$989,027	$575,097
Deferred revenue, end of the period	$1,147,515	1,039,753
Revenue recognized in the three months ended from amounts included in deferred revenue at the beginning of the year	$421,438	$311,498

The majority of the deferred revenue at September 30, 2023 is expected to be recognized over the twelve months ending September 30, 2024.

A summary of long-lived assets by geography at September 30, 2023 and June 30, 2023 is as follows:

	September 30, 2023	June 30, 2023
United States	$4,855,232	$5,146,469
International	11,796,564	12,911,774
Total	$16,651,796	$18,058,243

Note 12 – Equity

Common Stock

The following is a summary of common stock issuances for the three months ended September 30, 2023:

●

During the three months ended September 30, 2023, on August 15, 2023, the Company entered into a securities purchase agreement with the Holder (the “RD SPA”). The RD SPA related to an offering of (a) 1,000,000 shares of our common stock, $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder and (b) pre-funded warrants to purchase 4,167,959 shares of our common stock at a price of $0.1935 per warrant, directly to the Holder (the “RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The RD Pre-funded Warrants were exercisable immediately upon issuance. The exercise price of each RD Pre-funded Warrant was $0.1935 per share of common stock, of which $0.1925 was prepaid. The offering closed on August 15, 2023. On August 16, 2023 all the Pre-funded Warrants were exercised.

The RD SPA included the Holder waiving its rights to require the Company to cause a Subsequent Placement Optional Redemption (as defined in each of the Certificate of Designations governing the Series C Preferred Stock and Certificate of Designations governing the Series D Preferred Stock) using the gross proceeds from the sale of the shares of common stock and warrants (including from the exercise thereof) and its rights to participate in an Eligible Subsequent Placement (as defined in each of the Certificate of Designations governing the Series C Preferred Stock and Certificate of Designations governing the Series D Preferred Stock) pursuant to Section 7(b) of the Certificate of Designations governing the Series C Preferred Stock and Section 7(b) of the Certificate of Designations governing the Series D Preferred Stock, but only with respect to the offering and sale of the Securities contemplated by the RD SPA. As a result, the Company did not make any payments from the gross proceeds to the Holder. The gross proceeds from the issuance and sale of the shares of common stock were $193,500 and RD Pre-funded Warrants, were $806,500, before deducting the estimated offering expenses payable by the Company.

●

From July 1, 2023, though September 30, 2023, the Holder exchanged $12,300,999 in Series C Preferred Stock and $105,508 in accrued dividends for 49,916,813 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect. The reduction in the Series C Preferred Stock was offset by the aggregate Alternate Conversion Floor Amount of $3,759,649 and additional accrued dividends of $150,508 over the same period.

Under the Settlement Agreements, dated August 15, 2023, as described below and October 6, 2023, as described in Note 17, between the Company and the Holder, in the event that the conversion price then in effect, as may be adjusted under the Settlement Agreements, is greater than 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including the trading day of an applicable conversion notice, the accrued and unpaid dividends on the outstanding shares of preferred stock shall automatically increase, pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) or, at the Company’s option, the Company shall deliver the applicable Alternate Conversion Floor Amount to the holder on the applicable date of conversion. Related to these conversions, we increased such dividends by an aggregate of $3,759,649, as noted above, to the holder of the Series C Preferred Stock. The Company’s shares of common stock issued in connection with these conversions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued to an existing Holder of the Company’s securities without commission or additional consideration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. As of September 30, 2023, the following these conversions, the number Series C Preferred Stock shares outstanding reduced to 4,219 from 14,601 at June 30, 2023, and $6,414,569 in aggregate amount of the Series C Preferred Stock remained outstanding.

●	During the three months ended September 30, 2023, on August 15, 2023, the Company entered into a settlement agreement (“August 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of the Registration Rights Fees payable (“RRA Fees”) by the Company under the Registration Rights Agreement (the “Series D RRA”), in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay. The Company agreed to initially issue 10,000 shares at $0.10 per share in partial settlement of RRA Fees. The shares had a fair value of $1,935. As of September 30, 2023, the Company was obligated to pay to the Holder RRA Fees of $63,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA, and subject to decrease in accordance with the August 2023 Settlement Agreement until September 30, 2023, when the August 2023 Settlement Agreement expired pursuant to its terms).

The following is a summary of Common Stock issuances for the three months ended September 30, 2022:

●	During the three months ended September 30, 2022, as part of the September 2022 Offering, the Company sold 300,000 units at $25.00, consisting of one share of Common Stock and one warrant with an exercise price of $25.00, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,927 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal.

Equity Distribution Agreement

On September 15, 2023, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim Group”) under which the Company may offer and sell, from time to time at its sole discretion, shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $7,186,257 through an “at the market” equity offering program under which Maxim Group will act as sales agent.

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

The shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and its registration on Form S-3 MEF (File No. 333-274542). The Company filed a prospectus supplement, dated September 15, 2023, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement (the “Prospectus Supplement”).

As per the October 2023 Wavier (as described in Note 17), part of the net proceeds of any ATM sales under this Equity Distribution Agreement will be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock, unless the Holder elects to change such allocations, as discussed above.

The Equity Distribution Agreement contains customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

As part of the filing of the Equity Distribution Agreement, the Company entered into a waiver agreement (“EDA Waiver”) on September 15, 2023, with the Holder of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, as a condition to filing the registration statement on Form S-3 MEF on September 15, 2023 and the prospectus supplement on September 15, 2023 for the “at the market” offering. The EDA Waiver allowed the Company to proceed with the initial filing of such registration statement and prospectus supplement with the SEC and not with respect to (x) any subsequent amendment or supplement thereto, (y) the issuance and sale of any of the Company’s securities contemplated by thereby or (z) any future Subsequent Placement (as defined in the Securities Purchase Agreement, dated April 30, 2023, among the Company and the buyers named therein). There were no ATM sales through September 30, 2023.

Common Stock Warrants and Preferred Stock Warrants

On August 15, 2023, as described above, the Company closed August RD SPA agreement with the Holder. The August RD SPA relates to the offering of

(i)	1,000,000 shares of our common stock, $0.001 par value per share, for a price of $0.1935 per share, directly to the Holder, and
(ii)	pre-funded warrants to purchase 4,167,959 shares of our Common Stock at a price of $0.1935 per warrant, directly to such Holder, with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The August RD Pre-funded Warrants were exercisable immediately upon issuance and were entirely exercised on August 16, 2023 at $0.1935 per share of common stock, of which $0.1925 was prepaid.

On May 22, 2023, as described below, the Company closed the issuance of the Series D Preferred Stock, that included the issuance of

(i)	4,300 shares of Series D Preferred Stock for a price of $1,000 per share,
(ii)	Common Warrants to purchase 1,433,333 shares of our common stock at a price of $1.96 per share (the “Series D Common Warrants”), and
(iii)	preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share (the Series D Preferred Warrants”),

for a total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000, with the preferred warrants to purchase the Series D Preferred Stock as a potential source of additional funds.

A summary of the warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, June 30, 2022	226,006	412.26	4.07	—
Issued	1,947,833	7.83
Exercised	(178,500)	0.10
Forfeited or cancelled	(20,000)	1,750.00
Outstanding June 30, 2023	1,975,339	1.76	4.63	—
Issued	4,167,959	0.1935
Exercised	(4,167,959)	0.1935
Forfeited or cancelled	-	-
Outstanding September 30, 2023	1,975,339	1.76	4.37	—

Common Stock Options

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 15,000 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 2,340 shares. At September 30, 2023, there was a maximum of 22,019 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of September 30, 2023, there were 17,078 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, separate from the 2020 Plan, the Company issued an award of 25,000 time-based stock options to the Chief Executive Officer with an exercise price of $7.36 per option. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2022	11,105	628.71
Granted	25,000	7.36
Exercised	-	-
Cancelled	(5,484)	616.54
Outstanding, June 30, 2023	30,621	$123.88
Granted	-	-
Exercised	-	-
Cancelled	(680)	675.15
Outstanding, September 30, 2023	29,941	$111.07

As of September 30, 2023, the weighted average remaining life of the options outstanding was 8.22 years. There are 23,691 options exercisable at September 30, 2023, with a weighted average exercise price of $140.73. As of September 30, 2023, there was $21,078 remaining unamortized stock compensation for Chief Executive Officer’s stock options that will be recognized over the next three months.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock.

Series C Convertible Preferred Stock and Series D Convertible Preferred Stock

During the three months ended September 30, 2023, the Company recorded dividends in total of $255,523 and $87,325, and Alternate Conversion Floor Amounts (as defined in the Series C Certificate of Designations and Series D Certificate of Designations) of $3,759,649 and $0 for the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, respectively. The Series C Convertible Preferred Stock, had a total value of $6,414,596 and $14,805,438, with cumulative dividends accrued, including the Alternative Conversion Floor Amounts (as defined in the Series C Certificate of Designations), in total of $2,195,596 and $204,438, and per share of $520 and $14, as of September 30, 2023 and June 30, 2023, respectively. The Series D Convertible Preferred Stock, had a total value of $4,424,592 and $4,337,267, with cumulative dividends accrued, including the Alternative Conversion Floor Amounts (as defined in the Series C Certificate of Designations), in total of $124,592 and $37,267, and per share of $29 and $9, as of September 30, 2023 and June 30, 2023, respectively.

The August 2023 Settlement Agreement provided that, notwithstanding anything in the applicable Certificate of Designations for the Series C Convertible Preferred Stock or Certificate of Designations for the Series D Convertible Preferred Stock to the contrary, with respect to any given conversion of any Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, to the extent such conversion price, as so adjusted, is greater than 90% of the lowest VWAP of the Common Stock during the ten consecutive trading day period ending and including the trading day of the applicable conversion notice, a conversion floor price condition (as defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable.

As part of the August 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the August 2023 Settlement Agreement from $0.44 for the Series C Convertible Preferred Stock and $0.39 Series D Convertible Preferred Stock to the conversion price as defined above, of approximately $9,383,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders in the three months ended September 30, 2023. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.1935 as of August 15, 2023. The Conversion price was subsequently further impacted by the October 2023 Settlement Agreement, dated October 6, 2023 (as described in Note 17).

Registration Right Agreement

Pursuant to a Series D RRA between the Holder and the Company, the Company intends to grant certain registration rights to the Investor. The Series D SPA requires the Company to file a registration statement covering the resale of the shares of Common Stock underlying the shares of Series D Preferred Stock to be issued in the offering and the shares of common stock issued upon exercise of the Common Warrants. The Series D SPA also covers the conversion of any shares of Series D Preferred Stock issued upon exercise of the Preferred Warrants. The Company was required to file the registration statement within 60 days from the closing of the transactions contemplated by the Series D SPA and cause the registration statement to be declared effective within 120 days after the closing of the transactions contemplated by the Securities Purchase Agreement. The Series D SPA contains mutual customary indemnification provisions among the parties and requires the Company to make certain cash payments in connection with the delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts. As of September 30, 2023, the Company was obligated to pay to the Holder RRA Fees of approximately $64,500 (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA, and subject to decrease in accordance with the settlement agreement dated October 6, 2023, as described in Note 17).

Stock-Based Compensation

During the three months ended September 30, 2023 and 2022, the Company recorded stock-based compensation expense of $21,078 and $921,991, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of September 30, 2023, there was $21,078 remaining unamortized stock compensation for stock options. No options were granted during the three months ended September 30, 2023.

Note 13 – Other Non-Operating Income (Loss), Net

Other non-operating income (loss), net, for the three months ended September 30, 2023 and 2022 was as follows:

	2023	2022
Foreign exchange gain	$28,142	$10,854
Other non-operating income (loss)	(18,518)	35,596
Total	$9,624	$46,450

Note 14 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$138,000	$138,000	$—	$—
Liability for the September Warrants (Note 9)	$22,361	$—	$—	$22,361

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$113,850	$113,850	$—	$—
Liability for the September Warrants (Note 9)	$251,876	$—	$—	$251,876

A summary of the changes in Level 3 financial instruments for the three months ended September 30, 2023 and the year ended June 30, 2023 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability on Senior Convertible Note
Balance at June 30, 2022	122,730	3,328,361	9,399,620
Fair value of the September 2022 Warrants (Note 9)	5,286,288	—	—
Change in fair value of September 2022 Warrants (Note 9)	(5,034,412)	—	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 9)	(122,730)	—	—
Change in fair value of Bethard contingent consideration liability	—	2,864,551	—
Elimination of Bethard contingent consideration liability on sale of Bethard	—	(6,192,912)	—
Change in the fair value of the derivative liability on Senior Convertible Note (Note 9)	—	—	(9,399,620)
Balance at June 30, 2023	251,876	$—	$—
Change in fair value of September 2022 Warrants (Note 9)	(229,515)	—	—
Balance at September 30, 2023	$22,361	$—	$—

The contingent consideration was settled on February 24, 2023, as part of the disposal of the Bethard Business and the derivative liability on Senior Convertible Note was eliminated on the April 28, 2023, on the conversion of the Senior Convertible Note to the Series C Preferred Stock (Note 9).

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 9). The September 2022 Warrants were valued using a Black Scholes valuation model for the warrants outstanding at September 30, 2023 and June 30, 2023 with the following assumptions:

	September 30, 2023	June 30, 2023
Contractual term, in years	5.00	5.00
Expected volatility	195%	154%
Risk-free interest rate	4.70%	4.27%
Dividend yield	-	-
Conversion / exercise price	$25.00	$25.00

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 9). The March 2022 Warrants outstanding at September 30, 2023 and June 30, 2023 were valued using the following assumptions:

	September 30, 2023	June 30, 2023
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$0.80	$0.66

The Series A Warrants outstanding at September 30, 2023 and June 30, 2023 were valued using a Monte Carlo valuation model with the following assumptions:

	September 30, 2023	June 30, 2023
Contractual term, in years	4.00	4.00
Expected volatility	166%	152%
Risk-free interest rate	5.10%	4.90%
Dividend yield	—	—
Conversion / exercise price	$1,750.00	$1,750.00

The Series B Warrants expired on June 2, 2023.

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

During the three months ended September 30, 2023 and 2022, there was no impairment of long-lived assets, goodwill and other intangible assets.

Note 15 – Segment Information

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

Operating segments are components of the Company for which separate discrete financial information is available to and evaluated regularly by the chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The CODM assesses a combination of metrics such as revenue and Adjusted Segment EBITDA to evaluate the performance of each operating and reportable segment.

The Company has recast previously reported information to conform to the current management view for all prior periods presented. The changes to reportable segments had no impact to the Company’s unaudited condensed consolidated financial statements.

The Company utilizes Adjusted Segment EBITDA (as defined below) as its measure of the performance of its operating segments. The following table highlights the Company’s revenues and Adjusted Segment EBITDA for each reportable segment and reconciles Adjusted Segment EBITDA on a consolidated basis to net loss. Total capital expenditures for the Company were not material to the consolidated financial statements.

A measure of segment assets and liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. The following tables present the Company’s segment information:

	For the three months ended September 30,
	2023	2022
Revenues:
EEG iGaming segment	1,956,049	8,595,346
EEG Games segment	733,768	1,009,918

Total	2,689,817	9,605,264

Adjusted Segment EBITDA(1) (2)
EEG iGaming segment	(252,403)	(461,195)
EEG Games segment	(101,467)	(546,796)
Total Adjusted Segment EBITDA	(353,870)	(1,007,991)

Adjusted for:
Other corporate and overhead costs	(3,532,983)	(2,214,448)
Interest expense	-	(1,058,408)
Change in fair value of derivative liability	-	274,864
Change in fair value of warrant liability	205,365	2,450,556
Change in fair value of contingent consideration	-	179,468
Other non-operating income (loss), net	9,624	46,450
Depreciation and amortization	(1,086,949)	(1,862,718)
Right of use asset amortization	(18,261)	(18,443)
Stock-based Compensation	(21,078)	(921,991)
Cost of acquisitions	-	(35,930)
Net loss	(4,798,152)	(4,168,591)

(1)	The Company has no intersegment revenues or costs and thus no eliminations required.
(2)	The Company defines Adjusted Segment EBITDA as earnings (loss) before, as applicable to the particular period, other corporate and overhead costs, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; cost of acquisitions; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 16 – Income Taxes

During the three months ended September 30, 2023, and the year ended June 30, 2023, the Company recorded no material current taxes, remained in a cumulative loss position in all jurisdictions, and maintained a full valuation allowance position against any deferred tax assets in the jurisdictions it operated in, thus recording no deferred tax benefits or expenses.

Note 17 – Subsequent Events

October 2023 Settlement Agreement and Waiver

Partial Settlement of Registration Delay Payments under Registration Rights Agreement

On October 6, 2023, the Company entered into a settlement agreement (“October 2023 Settlement Agreement”) with the Holder to issue common stock in partial settlement of the RRA Fees by the Company under the Series D RRA, and the previous settlement agreement, dated August 15, 2023 (Note 12), between the Company and the Holder, in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay. As of October 6, 2023, and November 17, 2023, one business day preceding this filing, the Company was obligated to pay to the Holder a Registration Delay Payment of approximately $63,500 and $79,500, respectively, (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA and subject to decrease in accordance with the October 2023 Settlement Agreement as described below).

The Company agreed to issue an additional 10,000 shares at $0.05 per share (“Continued Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) (“Further Settlements”) on each seven day anniversary of the October 2023 Settlement Agreement (or another date mutually agreed between the parties), until the earlier of (i) the date that the parties mutually terminate the October 2023 Settlement Agreement in writing, and (ii) such time as the remaining balance of the RRA Fees are paid in full, as applicable, to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest VWAP per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Continued Settlement Price Per Share. As part of the settlement, the Holder also agreed to continue to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock such that the issuances of any settlement shares in accordance with the October 2023 Settlement Agreement shall not result in a Conversion Price for the applicable Conversion Amount (as such terms are defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) subject to such conversion less than the lesser of (A) the Conversion Price then in effect (without giving effect to any adjustments to the Conversion Price arising solely as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement) and (B) the greater of (x) the Conversion Price then in effect (after giving effect to all adjustments to the Conversion Price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Convertible Preferred Stock or Series C Convertible Preferred Stock, as applicable.

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

As part of the October 2023 Settlement Agreement, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the October 2023 Settlement Agreement from $0.10 for both the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the conversion price as defined above, of approximately $1,566,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders in the three and six months ending December 31, 2023. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.0965 as of October 6, 2023.

As part of the Further Settlements, on November 10, 2023, the Company agreed to issue an additional 80,000 shares at $0.05 and 25,961 shares at 90% of the lowest VWAP per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the November 10, 2023 Further Settlements from $0.05 for both the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the conversion price as defined above, of approximately $2,594,000 based on the incremental value to the Holder due to the conversion price reduction. This incremental value will be presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders in the three and six months ending December 31, 2023. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $0.0426 as of November 10, 2023.

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

Subsequent conversion for Series C Preferred Stock

Subsequent to September 30, 2023, from October 1, 2023 through November 17, 2023, one business day preceding this filing, the Holder exchanged approximately $1,161,000 in Series C Preferred Stock and approximately $12,000 of accrued dividends for 27,755,842 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect. The reduction in the Series C Preferred Stock was offset by the aggregate Alternate Conversion Floor Amount of approximately $188,000 and additional accrued dividends of approximately $58,000 over the same period. As of November 17, 2023, one business day preceding this filing, approximately $5,500,000 in aggregate amount of the Series C Preferred Stock remained outstanding. The Company intends to continue to effect additional equity conversions under the same terms in the foreseeable future.

Subsequent ATM Sales

As discussed above, the Company obtained a partial waiver of the Holder’s Redemption Amounts, and from October 1, 2023 through November 17, 2023, one business day preceding this filing, the Company sold an aggregate of 37,617,537 shares through ATM Sales for gross proceeds of approximately $2,088,000, and has up to approximately $5,099,000 in shares of common stock remaining that can be sold under the ATM at November 17, 2023. The net proceeds from these ATM Sales under the ATM equity offering program of approximately $2,015,000 were allocated 50% to the Company, and 50% to the Holder, pursuant to the October Settlement Agreement. Fees paid to the agent related to these ATM Sales were approximately $73,000.

As of November 17, 2023, there were approximately $509,000 of Redemption Proceeds instructed for deposit into the Escrow Account for the Holder. Under the terms of the October Settlement Agreement and Escrow Agreement, the Redemption Proceeds will not be released to the Holder until the Redemption Proceeds equal or exceed $250,000 from additional ATM Sales, and the Escrow Agent has received written instruction from either the Company or the Holder to release the Redemption Proceeds. As of November 17, 2023, there was approximately $322,000 of the Redemption Proceeds disbursed from the Escrow Account to the Holder for redemption of 312 shares of Series D Convertible Preferred Stock.

Drafted.gg

On October 26, 2023, the Company signed a binding letter of intent to acquire a 30% minority interest, in furtherance of strategic collaboration and revenue sharing agreement with Drafted.gg, a leading wagerable esports content producer based in Czech Republic. The Company expects to purchase the remaining 70% of the business by the end of the fiscal year. The purchase price for the initial 30% minority interest is $300,000. The Company’s Chief Executive Officer has an indirect immaterial interest in Drafted.gg.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words such as, but not limited to, believe, expect, estimate, anticipate, intend, plan, project targets, likely, aim, will, would, could, and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

These risks and uncertainties include those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report and in our 2023 Annual Report on Form 10-K, including those described under “Risk Factors” therein, as may be updated in our filings we make with the SEC. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this report. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results, unless required by law.

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

Esports Entertainment Group (the “Company” or “EEG) is an esports-focused iGaming and entertainment company with a global footprint. EEG’s strategy is to build and acquire betting and related platforms, and lever them into the rapidly growing esports vertical.

Basis of Presentation

We operate two complementary business segments: Our EEG iGaming business and our EEG Games business.

EEG iGaming

EEG iGaming includes the esports betting platform with full casino and other functionality and services for iGaming customers. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is an MGA licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services Lucky Dino.

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

Compliance with Nasdaq Listing Requirements

On November 30, 2022, the Company received a determination from the Nasdaq Listing Panel (the “Panel”) granting the Company’s request for the continued listing of its common stock on the Capital Market tier of Nasdaq, subject to the Company evidencing compliance with the Bid Price Rule (described below), and the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). On March 9, 2023, the Company received a letter from the Panel indicating that the Company had regained compliance with the Bid Price Rule and on June 13, 2023, the Company received a notice from the Panel providing that the Company demonstrated compliance with the requirements for continued listing on The Nasdaq Capital Market, including the Equity Rule. The Company remains subject to a “Panel Monitor,” as defined by Nasdaq Listing Rule 5815(d)(4)(A), through June 13, 2024. In the event the Company fails to satisfy a continued listing requirement during the Panel Monitor, the Company may not be provided with the opportunity to present a compliance plan to the Staff and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3), which process might otherwise be available under the Nasdaq Listing Rules, but would instead have an opportunity to request a new hearing with the Panel. The Company’s securities may be at that time delisted from Nasdaq. As of September 30, 2023, the Company’s stockholders’ equity was under the minimum $2,500,000 Equity Rule requirement.

Subsequent to regaining compliance, on September 6, 2023, the Company received a deficiency notification letter from the Staff indicating that the Company’s common stock had closed below $1.00 per share for the previous thirty consecutive business days and was not in compliance with the “Bid Price Rule”. The Company was granted 180 calendar days from the date of such notice, or until March 4, 2024, to regain compliance with the Bid Price Rule. To regain compliance, the bid price for the Company’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On October 20, 2023, the Company received another deficiency notification letter from the Staff indicating that the Company’s common stock had closed under $0.10 a share for ten consecutive days, and was not in compliance with the “Low Price Rule”. On October 27, 2023, the Company submitted a request for a hearing and on October 30, 2023 received a letter notifying the Company that the hearing is scheduled for December 14, 2023 and any delisting is stayed until a determination is made from the Staff subsequent to the hearing. The Company will be expected to address all listing rule deficiencies at the time of the hearing.

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

Reportable Segments

At September 30, 2023, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with June 30, 2023.

Financial Highlights

The following tables set forth a summary of our financial results for the periods indicated and are derived from our unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and 2022, respectively:

	Three months ended September 30,
	2023	2022

Net revenue	$2,689,817	$9,605,264
Total operating costs and expenses	$(7,702,958)	$(15,666,785)
Total other income (expense), net	$214,989	$1,892,930
Net loss	$(4,798,152)	$(4,168,591)
Net loss attributable to common stockholders	$(18,561,628)	$(4,443,763)

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-U.S. GAAP (“U.S. GAAP” is defined as accounting principles generally accepted in the United States of America) financial performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-U.S. GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization including right of use asset amortization; stock-based compensation; cost of acquisitions; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

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

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended September 30,
	2023	2022
Net Revenue:
EEG iGaming segment	$1,956,049	$8,595,346
EEG Games segment	$733,768	$1,009,918

Total	$2,689,817	$9,605,264

Net loss:	$(4,798,152)	$(4,168,591)

Adjusted for:
Interest expense	$-	$1,058,408
Change in fair value of derivative liability	$-	$(274,864)
Change in fair value of warrant liability	$(205,365)	$(2,450,556)
Change in fair value of contingent consideration	$-	$(179,468)
Other non-operating (income) loss, net	$(9,624)	$(46,450)
Depreciation and amortization	$1,086,949	$1,862,718
Right of use asset amortization	$18,261	$18,443
Stock-based compensation	$21,078	$921,991
Cost of acquisitions	$-	$35,930
Total Adjusted EBITDA	$(3,886,853)	$(3,222,439)

Adjusted EBITDA(1)
EEG iGaming segment	$(252,403)	$(461,195)
EEG Games segment	$(101,467)	$(546,796)
Other(2)	$(3,532,983)	$(2,214,448)
Total Adjusted EBITDA	$(3,886,853)	$(3,222,439)

(1) We have no intersegment revenues or costs and thus no eliminations were required.

(2) Other comprises corporate and overhead costs.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The financial data is at the consolidated and reporting segment levels and reported in U.S. Dollars ($).

Comparison of the three months ended September 30, 2023 and 2022

Net Revenue

Net revenue totaled $2.7 million in the three months ended September 30, 2023, a decrease of $6.9 million, or 72%, from the $9.6 million recorded in the three months ended September 30, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the wind down and eventual liquidation of the Argyll entities where revenue producing operations were ceased on December 8, 2022. The iGaming operations of Lucky Dino, Bethard and Argyll (before Bethard and Argyll were disposed of) were also impacted by worsening investment and market conditions and regulatory changes in the Finland and the UK from fiscal 2023, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $6.6 million falling from $8.6 million to $2.0 million. Revenue in the EEG Games segment also decreased $0.3 million from $1.0 million to $0.7 million due to the timing of hardware installations.

Cost of Revenue

Cost of revenue totaled $0.6 million in the three months ended September 30, 2023, a decrease of $3.2 million, or 84%, from the $3.8 million recorded in the three months ended September 30, 2022. The decrease is primarily attributable to the previously mentioned disposals of the Bethard Business and the Argyll operating entities and the decrease in the iGaming operations of Lucky Dino in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. The decreases include $2.1 million lower payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.3 million lower game provider expenses and $0.5 million lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.2 million lower hosting, hardware and equipment costs and other direct expenses.

Sales and Marketing

Sales and marketing expense totaled $0.9 million in the three months ended September 30, 2023, a decrease of $1.5 million, or 63%, compared to the $2.4 million recorded for the three months ended September 30, 2022. The decrease was primarily attributable to a $0.2 million reduction in marketing and $1.5 million lower affiliate costs related to the EEG iGaming segment, offset by a $0.2 million increase in corporate expense driven by our service partners.

General and Administrative

General and administrative expense totaled $6.2 million for the three months ended September 30, 2023, a decrease of $3.3 million, or 35%, compared to the $9.5 million recorded for the three months ended September 30, 2022. The decrease was primarily attributable to decreases of $1.2 million in payroll costs, $0.8 million depreciation and amortization, $0.6 million in information technology related costs, and $0.4 million decrease related to other general and administrative cost from the EEG iGaming segment, and further decreases of $0.5 million in payroll costs and $0.1 million related to other general and administrative costs from the EEG Games segment. Corporate general and administrative costs increased $0.2 million with $0.5 million for legal settlement and $0.8 million higher other general and administrative cost primarily including legal and professional fees, offset by $0.2 million lower payroll costs and $0.9 million lower stock based compensation expense.

Other Income (expense)

Other income (expense), net decreased by $1.7 million from income of $1.9 million for the three months ended September 30, 2022 to income of $0.2 million for the three months ended September 30, 2023. The other income for the three months ended September 30, 2023 resulted primarily from $0.2 million of income from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $0.2 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $0.3 million valued on June 30, 2023 to less than $0.1 million at September 30, 2023.

The other income (expense), net for the three months ended September 30, 2022 results primarily from $1.1 million of interest expense related to the Senior Convertible Note, offset by other income primarily made up of $0.3 million for the change in the fair value of the derivative liability on Senior Convertible Note, $2.5 million from the reduction in fair value of the warrant liability and $0.2 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction from the prior year. The driver of the change in fair value of the warrants was a decrease of $1.5 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $5.3 million valued on issuance at September 19, 2022 to $3.8 million at September 30, 2022 and a decrease of $0.9 million for the March 2022 Warrants from $2.1 million at June 30, 2022 to $1.2 million at September 30, 2022.

Liquidity and Capital Resources

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

The Company considered that it had an accumulated deficit of $186.2 million as of September 30, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At September 30, 2023, the Company had $0.3 million of available cash on-hand and net current liabilities of $7.9 million. Net cash used in operating activities for the three months ended September 30, 2023 was $2.2 million, which includes a net loss of $4.8 million.

The Company also considered its current liquidity as well as future market and economic conditions that may be deemed outside the control of the Company as it relates to obtaining financing and generating future profits.

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes

(i)	up to approximately $7.2 million of gross proceeds from sales of shares of common stock under the equity distribution agreement entered into on September 15, 2023, (the “Equity Distribution Agreement”) through an “at the market” (“ATM”) equity offering program whereby, per the settlement agreement entered into by the Company on October 6, 2023, (the “October 2023 Settlement Agreement”), of which on November 17, 2023, one business day preceding this filing, $5.1 million remained to be utilized (the Company shall receive 50% of the net proceeds from ATM sales (after deducting the agent’s commissions pursuant to the “at the market” offering and other customary offering expenses) and the remaining 50% of the net proceeds from ATM Sales will be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock, unless the Holder elects to change such allocations (discussed further below));
(ii)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(iii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on November 17, 2023, one business day preceding this filing, was approximately $0.6 million.

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

Our material cash requirements include sponsorships with professional teams and an online wagering and services agreement. The Company is expected to incur $0.5 million in sponsorship obligations with various sports teams, with $0.3 million being incurred within the next 12 months. The Company is also required to pay $1.25 million and issue 100 shares of common stock annually under the Bally’s Corporation wagering and services agreement that extends for 10 years from July 1, 2021 and the Company has minimum annual commitments from September 28, 2023 of approximately $0.4 million under the online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals.

Net cash used in operating activities for the three months ended September 30, 2023 was $2.2 million, which includes a net loss of $4.8 million, offset by net non-cash adjustments of $0.9 million and changes in operating assets and liabilities of $1.7 million.

Net cash used in investing activities for the three months ended September 30, 2023 totaled less than $0.1 million principally related to the purchase of intangible assets.

Net cash provided by financing activities for the three months ended September 30, 2023 totaled $0.8 million, which included $1.0 million in net proceeds from the August RD offering of common stock and the exercise of the related warrants, offset by $0.2 million for the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including, with respect to the three months ended September 30, 2023, related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. There have been no material changes or updates to our critical accounting policies and estimates during the three months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Previously identified material weakness

During fiscal 2023, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively at a reasonable assurance level. The material weaknesses identified during management’s assessment included, but were not limited to, (a) not performing an ongoing and/or separate formal evaluation to determine whether the components of internal control are present and functioning within the period under audit; (b) not having sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of certain completed or nonrecurring transactions, accounting for income taxes, and certain procedures for preparing the financial statements and disclosures; and (c) not having sufficient controls in place as it relates to information technology (“IT”) controls and that the IT technology controls were not formally evaluated to determine operating effectiveness, including the evaluation of system organization controls and related complementary user entity controls.

Remediation Plans and Actions

During the three months ended September 30, 2023, and for fiscal 2024, we continue to work on implementing remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) revising the risk assessment to consider the significant changes in business composition and operations which occurred during the year ending June 30, 2023; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) engaging and experienced income tax consultant to assist management; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigating risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

While we believe the Company’s remediation efforts to-date have improved and will continue to improve our disclosure controls and procedures, remediation of the material weakness will require validation and testing of the operating effectiveness of disclosure of internal controls over a sustained period of financial reporting cycles. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine additional measures are necessary to address control deficiencies or determine that it is necessary to modify the remediation plan described above. Management cannot provide assurance as to when the Company will remediate such weaknesses, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Our remediation efforts and activities are ongoing and are subject to continued management review supported by ongoing design and testing. Notwithstanding the material weaknesses, our management has concluded that the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 7, 2023, the Company entered into a confidential settlement agreement and general release (the “Legal Settlement Agreement”) with Grant Johnson, the former Chairman of the board of directors and Chief Executive Officer of the Company, with respect to all disputes and pending litigation between the Company and Mr. Johnson. Pursuant to the Legal Settlement Agreement, the parties have agreed to settle and resolve any and all disputes between the parties, including without limitation, disputes arising out of or relating to the following litigation:

(i)	A complaint filed on December 23, 2022 by Mr. Johnson against the Company in the United States District Court for the Southern District of New York;
(ii)	an amended complaint filed on February 28, 2023 by Mr. Johnson against the Company; and
(iii)	a counterclaim filed on May 24, 2023 by the Company against Mr. Johnson (together with (i) and (ii) above, the “Actions”).

Pursuant to the Legal Settlement Agreement, Mr. Johnson and the Company settled the Actions and provided a general release of all claims, whether or not raised in the pending litigation, and included mutual non-disparagement agreements. No party admitted any liability by entering into the Legal Settlement Agreement. Pursuant to the Legal Settlement Agreement, the Company has agreed to make an aggregate payment of $500,000 in cash to Mr. Johnson (which among includes attorneys’ fees and costs), comprised of an initial payment of $50,000 beginning approximately thirty (30) days after the signing of the Legal Settlement Agreement, with subsequent payments of $50,000 due on each subsequent thirtieth (30th) day of each month thereafter until fully paid. The case regarding the above Actions and settlement is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY).

The Company at times may be involved in litigation relating to claims arising from its operations in the normal course of business. The Company is currently not involved in any litigation that it believes could have a material adverse effect on our financial condition or results of operations. Other than as discussed above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

As a “smaller reporting company” (as defined in Exchange Act Rule 12b-2), we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, and subsequently through November 17, 2023, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

Date	Purchaser/Recipient	Security Type	Number of Securities	Consideration
July 1, 2023 – November 17, 2023	Holder of Series C Convertible Preferred Stock	Common Stock	77,672,655	Conversions of Series C Convertible Preferred Stock for shares of common stock

October 10, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	105,961	Settlement of $5,000 in Registration Delay Fees under the October 2023 Settlement Agreement

October 6, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	10,000	Settlement of $500 in Registration Delay Fees under the October 2023 Settlement Agreement

August 15, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	10,000	Settlement of $1,000 in Registration Delay Fees under the August 2023 Settlement Agreement

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on May 2, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed with the SEC on May 2, 2019).
4.1	Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.1	Securities Purchase Agreement, dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.2	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.3	Equity Distribution Agreement, dated as of September 15, 2023, by and between Esports Entertainment Group, Inc. and Maxim Group LLC (incorporated herein by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.4	Waiver dated September 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.5	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; Subsequent Placement Optional Redemption Waiver dated October 6, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
10.6	Escrow Agreement, dated October 6, 2023, by and among the Company, Maxim Group LLC, Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, CORPORATE ESCROW MANAGEMENT INC and InBank (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: November 20, 2023	By:	/s/ Alex Igelman
Alex Igelman Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Michael Villani
Michael Villani Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)

