Form 10-Q
period 2023-12-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2024-03-27
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

or

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

356 2713 1276

(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 15(d) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GMBL	OTC Pink
Common Stock Purchase Warrants	GMBLW	OTC Pink
10.0% Series A Cumulative Redeemable Convertible Preferred Stock	GMBLP	OTC Pink
Common Stock Purchase Warrants	GMBLZ	OTC Pink

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

As of March 26, 2024, there were 1,145,980 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended December 31, 2023

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of December 31, 2023 (unaudited) and June 30, 2023	1

Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)	2

Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)	3

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) For the Three and Six Months Ended December 31, 2023 and 2022 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 and 2022 (unaudited)	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	37

PART II: OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Mine Safety Disclosures	38

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2023	June 30, 2023
	(Unaudited)

ASSETS

Current assets
Cash	$1,101,731	$1,745,298
Restricted cash	2,350,231	168,304
Accounts receivable, net	72,919	93,871
Receivables reserved for users	445,988	831,942
Other receivables	293,874	497,603
Prepaid expenses and other current assets	402,390	706,030
Total current assets	4,667,133	4,043,048

Equipment, net	-	20,013
Operating lease right-of-use asset	43,305	85,517
Intangible assets, net	2,893,971	13,324,627
Goodwill	-	4,491,223
Other non-current assets	-	136,863

TOTAL ASSETS	$7,604,409	$22,101,291

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$8,488,120	$7,106,194
Liabilities to customers	270,931	664,313
Deferred revenue	1,267,682	989,027
Derivative liability	2,356,698	-
Operating lease liability – current	49,500	95,903
Total current liabilities	12,432,931	8,855,437

Warrant liability	86,250	365,726
Deferred income taxes	-	-

Total liabilities	12,519,181	9,221,163

Commitments and contingencies (Note 10)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,262,326 at December 31, 2023 and $9,195,450 at June 30, 2023	8,306,371	8,083,869
Series B redeemable preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding, December 31, 2023 and June 30, 2023	-	-
Series C Convertible Preferred Stock, $0.001 par value, 20,000 authorized, 1,775 shares issued and outstanding, aggregate liquidation preference $4,405,831 at December 31, 2023	3,524,665	-

Total Mezzanine equity	11,831,036	8,083,869

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Series C Convertible Preferred Stock, $0.001 par value, 20,000 authorized, 14,601 shares issued and outstanding, aggregate liquidation preference $18,506,798 at June 30, 2023	-	14,805,438
Series D Convertible Preferred Stock, $0.001 par value, 10,000 authorized, 3,988 shares issued and outstanding, aggregate liquidation preference $5,244,520 at December 31, 2023 and 4,300 shares issued and outstanding, aggregate liquidation preference $5,421,245 at June 30, 2023	2,495,617	2,618,389

Common stock $0.001 par value; 1,250,000 shares authorized, 1,145,980 and 9,461 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	1,146	9
Additional paid-in capital	188,472,019	173,465,492
Accumulated deficit	(203,272,130)	(181,425,905)
Accumulated other comprehensive loss	(4,442,460)	(4,667,164)
Total stockholders’ equity (deficit)	(16,745,808)	4,796,259

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,604,409	$22,101,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net revenue	$2,582,027	$6,409,405	$5,271,844	$16,014,669

Operating costs and expenses:
Cost of revenue	688,532	2,371,655	1,290,558	6,122,071
Sales and marketing	658,846	1,843,557	1,571,942	4,288,892
General and administrative	4,784,053	7,559,402	10,971,889	17,030,436
Asset impairment charges	12,981,142	16,135,000	12,981,142	16,135,000
Total operating expenses	19,112,573	27,909,614	26,815,531	43,576,399

Operating loss	(16,530,546)	(21,500,209)	(21,543,687)	(27,561,730)

Other income (expense):
Interest expense	-	(971,374)	-	(2,029,782)
Change in fair value of derivative liability	(536,698)	8,324,802	(536,698)	8,599,666
Change in fair value of warrant liability	74,111	2,571,732	279,476	5,022,288
Loss on contingent consideration	-	(3,044,019)	-	(2,864,551)
Other non-operating income (loss)	(54,940)	486,386	(45,316)	532,836
Total other income (expense), net	(517,527)	7,367,527	(302,538)	9,260,457

Loss before income taxes	(17,048,073)	(14,132,682)	(21,846,225)	(18,301,273)

Income tax benefit (expense)	-	-	-	-

Net loss	$(17,048,073)	$(14,132,682)	$(21,846,225)	$(18,301,273)

Dividend on 10% Series A cumulative redeemable convertible preferred stock	(133,752)	(200,628)	(334,380)	(401,256)
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	(66,876)	-	(66,876)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(78,184)	(75,258)	(155,626)	(149,802)
Accretion of the discount on Series C convertible preferred stock	(1,820,000)	-	(1,820,000)	-
Dividend on Series C convertible preferred stock	(125,459)	-	(380,982)	-
Dividend on Series D convertible preferred stock	(87,282)	-	(174,607)	-
Deemed dividend on accretion of Series D Convertible Preferred Stock to redemption value	(24,741)	-	(24,741)	-
Deemed dividend on make whole provision on Series C Convertible Preferred Stock	(1,046,341)	-	(4,805,990)	-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	(10,979,863)	-	(20,362,772)	-

Net loss attributable to common stockholders	$(31,410,571)	$(14,408,568)	$(49,972,199)	$(18,852,331)

Net loss per common share:
Basic and diluted loss per common share	$(64.55)	$(7,873.53)	$(180.08)	$(12,824.71)
Weighted average number of common shares outstanding, basic and diluted	486,579	1,830	277,506	1,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net loss	$(17,048,073)	$(14,132,682)	$(21,846,225)	$(18,301,273)

Other comprehensive loss:
Foreign currency translation gain	559,946	2,536,663	224,704	10,185

Total comprehensive loss	$(16,488,127)	$(11,596,019)	$(21,621,521)	$(18,291,088)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)

	Mezzanine Equity						Shareholders’ Equity (Deficit)
	10% Series A Cumulative Redeemable		Series B		Series C		Series C		Series D						Accumulated	Total
	Convertible Preferred Stock		Redeemable Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	other comprehensive	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance as at July 1, 2023	835,950	$8,083,869	-	$-	-	$-	14,601	$14,805,438	4,300	$2,618,389	9,460	$9	$173,465,492	$(181,425,905)	$(4,667,164)	$4,796,259

Common stock and warrants issued in equity financing	-	-	-	-	-	-	-	-	-	-	2,500	3	193,497	-	-	193,500
Proceeds from exercise of pre funded warrants	-	-	-	-	-	-	-	-	-	-	10,420	10	806,490	-	-	806,500
Accretion of redemption value and issuance costs for 10% Series A cumulative redeemable convertible preferred stock	-	77,442	-	-	-	-	-	-	-	-	-	-	(77,442)	-	-	(77,442)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Series C Convertible Preferred Stock and Series D Convertible Preferred Stock dividends	-	-	-	-	-	-	-	255,523	-	87,325	-	-	(342,848)	-	-	-
Deemed dividend on make whole provision on Series C	-	-	-	-			-	3,759,649	-	-	-	-	(3,759,649)	-	-	-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversions of the Convertible preferred stock	-	-	-	-	-	-	(10,382)	(12,406,014)	-	-	124,792	125	12,405,889	-	-	-
Delay Payment for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	25	-	1,935	-	-	1,935
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	21,078	-	-	21,078
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(335,242)	(335,242)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,798,152)	-	(4,798,152)
Balance as of September 30, 2023	835,950	$8,161,311	-	$-	-	$-	4,219	$6,414,596	4,300	$2,705,714	147,197	$147	$182,513,814	$(186,224,057)	$(5,002,406)	$407,808
Accretion of redemption value and issuance costs	-	78,184	-	-	-	-	-	-	-	-	-	-	(78,184)	-	-	(78,184)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	(133,752)	-	-	(133,752)
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	-	66,876	-	-	-	-	-	-	-	-	-	-	(66,876)	-	-	(66,876)
Series C Convertible Preferred Stock and Series D Convertible Preferred Stock dividends	-	-	-	-	-	-	-	125,459	-	87,282	-	-	(212,741)	-	-	-
Deemed dividend on make whole provision on Series C	-	-	-	-	-	-	-	1,046,341	-	-	-	-	(1,046,341)	-	-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversions of the Convertible preferred stock	-	-	-	-	-	-	(2,444)	(4,061,731)	-	-	401,711	402	4,061,329	-	-	-
Redemption of Series D Convertible Preferred Stock and payment of dividend	-	-	-	-	-	-	-	-	(312)	(322,120)	-	-	-	-	-	(322,120)
Deemed dividend on accretion of redemption value and issuance costs for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	24,741	-	-	(24,741)	-	-	-
Delay Payment for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	627	1	10,143	-	-	10,144
Reclass of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to Mezzanine Equity	-	-	-	-	1,775	3,524,665	(1,775)	(3,524,665)	-	-	-	-	-	-	-	(3,524,665)
Bifurcation of derivative	-	-	-	-	-	(1,820,000)	-	-	-	-	-	-	-	-	-	-
Accretion of discount on Series C Convertible Preferred Stock	-	-	-	-	-	1,820,000	-	-	-	-	-	-	(1,820,000)	-	-	(1,820,000)
Issuance of common stock under the ATM, net of issuance costs	-	-	-	-	-	-	-	-	-	-	515,394	515	5,248,371	-	-	5,248,886
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	21,078	-	-	21,078
Issuance of common stock due to the reverse stock split round-up	-	-	-	-	-	-	-	-	-	-	81,051	81	(81)	-	-	-
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	559,946	559,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,048,073)	-	(17,048,073)
Balance as of December 31, 2023	835,950	$8,306,371	-	$-	1,775	$3,524,665	-	$-	3,988	$2,495,617	1,145,980	$1,146	$188,472,019	$(203,272,130)	$(4,442,460)	$(16,745,808)

Balance as of July 1, 2022	835,950	$7,781,380	-	$-	-	$-	-	$-	-	$-	1,024	$1	$144,915,095	$(149,140,426)	$(7,376,114)	$(11,601,444)

Accretion of redemption value and issuance costs	-	74,544	-	-	-	-	-	-	-	-	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	-	-	750	1	1,568,129	-	-	1,568,130
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as at September 30, 2022	835,950	$7,855,924	-	$-	-	$-	-	$-	-	$-	1,774	$2	$147,130,043	$(153,309,017)	$(9,902,592)	$(16,081,564)
Accretion of redemption value and issuance costs	-	75,258	-	-	-	-	-	-	-	-	-	-	(75,258)	-	-	(75,258)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-		-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Proceeds from issuance of Series B redeemable preferred stock	-	-	100	1,000	-	-	-	-	-	-	-	-	-	-	-	-
Common stock and pre-funded warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	-		177	-	2,146,685	-	-	2,146,685
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	-	-	-	-	-	-	165	-	6,566	-	-	6,566
Foreign exchange translation	-	-	-		-	-	-	-	-	-	-	-	-		2,536,663	2,536,663
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,132,682)	-	(14,132,682)
Balance as of December 31, 2022	835,950	$7,931,182	100	$1,000	-	$-	-	$-	-	$-	2,116	$2	$149,007,408	$167,441,699	$(7,365,929)	$(25,800,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,846,225)	$(18,301,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	12,981,142	16,135,000
Amortization and depreciation	2,163,005	3,788,874
Right-of-use asset amortization	42,410	44,819
Bad debt expense	324,558	-
Stock-based compensation	42,156	921,991
Change in fair value of warrant liability	(279,476)	(5,022,288)
Change in fair value of contingent consideration	-	2,864,551
Change in fair value of derivative liability	536,698	(8,599,666)
Changes in operating assets and liabilities:
Accounts receivable	20,952	(575,781)
Receivables reserved for users	388,401	284,610
Other receivables	19,587	(577,026)
Prepaid expenses and other current assets	333,965	251,743
Other non-current assets	-	288,658
Accounts payable and accrued expenses	1,355,659	1,844,155
Liabilities to customers	(393,574)	(2,342,854)
Deferred revenue	278,655	515,236
Operating lease liability	(46,403)	(61,727)
Net cash used in operating activities	(4,078,490)	(8,540,978)

Cash flows from investing activities:
Purchase of intangible assets	(62,790)	-
Purchase of equipment	-	(3,321)
Net cash used in investing activities	(62,790)	(3,321)

Cash flows from financing activities:
Proceeds from equity financing, net of issuance costs	193,500	9,001,103
Proceeds from the exercise of pre-funded warrants	806,500	6,566
Proceeds from issuance of Series B redeemable preferred stock	-	1,000
Redemption of Series D redeemable preferred stock, net of issuance costs	(322,120)	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(334,380)	(401,256)
Issuance of common stock under the ATM, net of issuance costs	5,248,886	-
Repayment of senior convertible note	-	(2,778,427)
Repayment of notes payable and finance leases	-	(36,746)
Net cash provided by financing activities	5,592,386	5,792,240

Effect of exchange rate on changes in cash and restricted cash	87,254	(697,641)
Net decrease in cash and restricted cash	1,538,360	(3,449,700)
Cash and restricted cash, beginning of period	1,913,602	4,809,808
Cash and restricted cash, end of period	$3,451,962	$1,360,108

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	December 31, 2023	December 31, 2022
Cash	$1,101,731	$682,378
Restricted cash	2,350,231	677,730
	$3,451,962	$1,360,108

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2023	June 30, 2022
Cash	$1,745,298	$2,517,146
Restricted cash	168,304	2,292,662
	$1,913,602	$4,809,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	December 31, 2023	December 31, 2022
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$2,013,588
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock	$155,626	$149,802
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	$66,876	$-
Conversion of Series C Convertible Preferred Stock to common stock	$16,467,745	$-
Common Stock issued to settle registration rights delay fee	$12,078	$-
Accretion of the discount on Series C convertible preferred stock	$1,820,000	$-
Bifurcation of derivative	$1,820,000	$-
Accretion of Series D convertible preferred stock issuance costs	$24,741	$-
Series C Convertible Preferred Stock dividends and Series D Convertible Preferred Stock dividends	$555,589	$-
Deemed dividend on make whole provision on Series C and Series D Convertible Preferred Stock	$4,805,990	$-
Deemed dividend from down round provision on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock	$20,362,772	$-

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

The Company is a diversified operator of iGaming, traditional sports betting and esports businesses with a global footprint. The Company’s strategy is to build and acquire iGaming and traditional sports betting platforms and use them to grow the esports business. On July 31, 2020, the Company commenced revenue generating operations with the acquisition of LHE Enterprises Limited, a holding company for Argyll Entertainment (“Argyll”), an online sportsbook and casino operator. On January 21, 2021, the Company completed its acquisition of Phoenix Games Network Limited, the holding company for the Esports Gaming League (“EGL”), and provider of event management and team services, including live and online events and tournaments. On March 1, 2021, the Company completed the acquisition of the operating assets and specified liabilities that comprise the online gaming operations of Lucky Dino Gaming Limited, a company registered in Malta, and Hiidenkivi Estonia OU, its wholly owned subsidiary registered in Estonia (collectively referred to as “Lucky Dino”). On June 1, 2021, the Company acquired ggCircuit, LLC (“GGC”). GGC is a business-to-business software company that provides cloud-based management for gaming centers, a tournament platform and integrated wallet and point-of-sale solutions. On July 13, 2021, the Company acquired Bethard Group Limited’s business-to-consumer operations that included the online casino and sports book business operating under the brand of Bethard (“Bethard”). Bethard’s operations provided sportsbook, casino, live casino and fantasy sport betting services.

In the prior year ended June 30, 2023, the Company completed a series of independent transactions to streamline its operations to reduce operating losses and to increase its focus on core businesses. The Company closed its Argyll operations on December 8, 2022 by surrendering its UK license and deconsolidated its Argyll operating entities due to liquidation and loss of control of the entities, with Argyll Entertainment being deconsolidated on March 27, 2023 and Argyll Productions being deconsolidated on June 9, 2023. The Company sold its Spanish iGaming operations on January 18, 2023, sold the Bethard business on February 24, 2023 and exited the EGL business as of June 30, 2023. The core businesses of the Company include Lucky Dino of EEG iGaming and GGC of EEG Games (see Reportable Segments).

On February 13, 2024, the Company announced it was voluntarily delisting from the Nasdaq Capital Markets, LLC (“Nasdaq”). On February 16, 2024, the Company received notice from Nasdaq that it was being suspended on Nasdaq on opening of trading on February 21, 2024. As a result of the suspension, on February 21, 2024 the Company began trading on the Over the Counter Market (the “OTC”). The Company is currently trading on the “Pink Market” of the OTC. On February 27, 2024, the Company filed a Form 25 with the SEC to effect the delisting of its securities from Nasdaq. At the time of announcing its delisting and suspension the Company was not in compliance with the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). The Company is now subject to listing requirements of the OTC and expects to be trading on the OTCQB tier level of the OTC upon filing of this report.

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

Effective February 22, 2023, the Company completed a one-for-one-hundred (1-for-100) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split February 2023”). Effective December 22, 2023, the Company completed a one-for-four-hundred (1-for-400) reverse stock split of the Company’s issued and outstanding common stock (the “Reverse Stock Split December 2023”). The Reverse Stock Split January 2023 and the Reverse Stock Split December 2023 are together referred to as the “Reverse Stock Splits”. All references to shares of the Company’s common stock in the unaudited condensed consolidated financial statements and related notes refer to the number of shares of common stock after giving effect to the Reverse Stock Splits and are presented as if the Reverse Stock Splits had occurred at the beginning of the earliest period presented.

Reportable Segments

The Company operates two complementary business segments:

EEG iGaming

EEG iGaming includes the Company’s iGaming casino and other functionality and services for iGaming customers. Currently, the Company operates the business to consumer segment primarily in Europe. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is a Malta Gaming Authority (“MGA”) licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services Lucky Dino.

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

The Company considered that it had an accumulated deficit of $203,272,130 as of December 31, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At December 31, 2023, the Company had $1,101,731 of available cash on-hand and net current liabilities of $7,765,798. Net cash used in operating activities for the six months ended December 31, 2023 was $4,078,490, which includes a net loss of $21,846,225.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes:

(i)	approximately $1,400,000 of net proceeds from the Secured Note with the holder of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock (the “Holder”, discussed further below);
(ii)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(iii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on March 26, 2024, one business day preceding this filing, was approximately $1,300,000.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers and amounts held in escrow related to the execution of the an escrow agreement (as defined in Note 12) with an independent third-party escrow agent, that was entered into concurrent with a settlement agreement, dated October 6, 2023 (as defined in Note 12), pursuant to which Redemption Proceeds (as defined in Note 12) received from each closing of “at the market” sales from the Equity Distribution Agreement (as defined in Note 12) were deposited into a non-interest bearing escrow account. As of December 31, 2023, there was $54,409 and $2,295,822, for liabilities to customers and deposited in the non-interest bearing escrow account, respectively and as of June 30, 2023, there was $168,304 for liabilities to customers.

Derivative financial instruments

The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required (Note 9). The Company can make an accounting policy election on the allocation order and choose the policy that management determines is most favorable. The Company elected to reclassify outstanding instruments based on allocating the unissued shares to contracts with the latest inception date resulting in the contracts with the earliest inception date being recognized as liabilities first.

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 9). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability in the balance sheet. In the event the fair value is recorded as a liability (Note 14), the change in fair value is recorded in the statements of operations as other income or expense (Note 14).

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to a liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current to correspond with their host instrument. The Company records the fair value of the remaining embedded derivative at each balance sheet date and records the change in the fair value of the remaining embedded derivative as other income or expense in the consolidated statements of operations.

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

The following securities were excluded from weighted average diluted common shares outstanding for the three and six months ended December 31, 2023 and 2022 because their inclusion would have been antidilutive:

	December 31, 2023	December 31, 2022
Common stock options	75	20
Common stock warrants	4,938	1,406
Common stock issuable upon conversion of senior convertible note	-	369
10% Series A cumulative redeemable convertible preferred stock	842,030	835,950
Common stock issuable on conversion of Series C convertible preferred stock	991,467	-
Common stock issuable on conversion of Series D convertible preferred stock	1,178,553	-
Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of Series D preferred stock warrants issued in the Series D convertible preferred stock offering	1,209,564	-
Total	4,226,627	837,745

The table includes the number of shares of common stock potentially issuable upon a conversion of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock into shares of common stock. The table also includes any shares of common stock that would be issuable upon conversion of the Series D Preferred Stock issuable upon exercise of the preferred warrants issued in the Series D Convertible Preferred Stock offering. The conversion price used to estimate the number of common stock issuable for the Series C Convertible Preferred Stock, Series D Convertible Preferred Stock and common stock issuable on conversion of Series D Convertible Preferred Stock issuable from exercise of Series D Preferred Stock warrants (the “Series D Preferred Warrants”), was 90% of the Company’s Nasdaq Official Closing Price of $3.95 on December 31, 2023. Issuances of shares of common stock upon conversion of the Series D Convertible Preferred Stock and Common Warrants.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The amendments are intended to address investors’ requests for income tax disclosures that provide more information to help them better understand an entity’s exposure to potential changes in tax laws and the ensuing risks and opportunities and to assess income tax information that affects cash flow forecasts and capital allocation decisions. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. All entities are required to apply the guidance prospectively but have the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	December 31, 2023	June 30, 2023
Indirect taxes	$147,019	$21,024
Other	146,855	476,579
Other receivables	$293,874	$497,603

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	December 31, 2023	June 30, 2023
Prepaid marketing costs	$14,264	$53,365
Prepaid insurance	281,532	265,974
Prepaid gaming costs	25,934	375,082
Other	80,660	11,609
Prepaid expenses and other current assets	$402,390	$706,030

Note 5 – Equipment

The components of equipment are as follows:

	December 31, 2023	June 30, 2023
Computer equipment	$-	$36,630
Furniture and equipment	-	35,943
Equipment, at cost		72,573
Accumulated depreciation	-	(52,560)
Equipment, net	$-	$20,013

Depreciation expense was $3,535 and $13,899 for the three months ended December 31, 2023 and 2022 and $8,757 and $36,312 for the six months ended December 31, 2023 and 2022, respectively. All Equipment depreciation expense was for the EEG iGaming segment.

During the three and six months ended December 31, 2023, the Company recognized a total impairment charge of $13,192 on its Equipment long-lived assets. All Equipment asset impairment charges were for the EEG iGaming segment. There were no impairment charges on Equipment long-lived assets identified for the three and six months ended December 31, 2022.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2023	$3,511,391	$979,832	$4,491,223
Foreign currency translation	44,949	-	44,949
Asset impairment charges	(3,556,340)	(979,832)	(4,536,172)
Goodwill, balance as of December 31, 2023	$-	$-	$-

At December 31, 2023, the Company concluded that impairment indicators existed considering that the Company delisted from Nasdaq, had management changes in the EEG iGaming segment and continued to see revenues decline in the EEG iGaming segment and they were significantly down from levels seen in the previous year and in the previous quarters and EEG Games segment was not performing at the level previously expected. This, the decline in the Company’s stock price and other factors were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment.

The Company performed its impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above as of December 31, 2023, the Company determined that the EEG Games asset group was recoverable under the undiscounted cash flow recoverability test but the EEG iGaming asset group was not recoverable. Accordingly, the Company estimated the fair value of its EEG iGaming individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets considering the current results and impacts expected from the delisting from Nasdaq and concluded that the fair values of the EEG iGaming intangibles were no longer recoverable and recognized impairment totaling $1,380,280 for tradename, $2,546,981 for developed technology and software, $4,252,423 for player relationships and $252,094 for internal-use software. The table below reflects the adjusted gross carrying amounts for these intangible assets. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the three and six months ended December 31, 2022.

Further, in accordance with ASC 350, for goodwill, the Company performed a goodwill impairment test, which compared the estimated fair value of each reporting unit to its respective carrying values. The estimated fair value of each reporting unit was derived primarily by utilizing a discounted cash flows analysis. The results of the impairment test performed as of December 31, 2023, indicated that the carrying value of the iGaming and GGC reporting units exceeded their estimated fair values determined by the Company. At December 31, 2023, the Company recognized goodwill impairments of $3,556,340 for the iGaming Malta reporting unit of the EEG iGaming segment, and $979,832 for the GGC reporting unit, in the EEG Games segment, totaling $4,536,172 in asset impairment charges in the unaudited condensed consolidated statements of operations. This impaired all the remaining goodwill of the Company.

Similarly, at December 31, 2022, the Company recognized goodwill impairments of $14,500,000 for the iGaming Malta reporting unit of the EEG iGaming segment, and goodwill of $1,635,000 for the GGC reporting unit, in the EEG Games segment, totaling $16,135,000 in asset impairment charges in the unaudited condensed consolidated statements of operations.

In total, as described in detail above, the Company recorded $12,967,950 of goodwill and intangible asset impairment charges for the three and six months ended December 31, 2023 and $16,135,000 of goodwill asset impairment charges for the three and six months ended December 31, 2022.

The assumptions used in the cost and undiscounted and discounted cash flow analyses require significant judgment, including judgment about appropriate growth rates, and the amount and timing of expected future cash flows. The Company’s forecasted cash flows were based on the current assessment of the markets and were based on assumed growth rates expected as of the measurement date. The key assumptions used in the cash flows were revenue growth rates, operating expenses and gross margins and the discount rates in the discounted cash flows. The assumptions used consider the current early growth stage of the Company. The industry markets are currently at volatile levels and future developments are difficult to predict. The Company believes that its procedures for estimating future cash flows for each reporting unit, asset group and intangible asset are reasonable and consistent with current market conditions as of the testing date. If the markets that impact the Company’s business continue to deteriorate, the Company could recognize further long-lived asset impairment charges.

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	December 31, 2023			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$900,333	(171,882)	728,451	$2,801,963	$(566,501)	$2,235,462
Developed technology and software	3,400,333	(1,428,140)	1,972,193	9,240,018	(3,757,061)	5,482,957
Gaming licenses	-	-	-	724,431	(724,431)	-
Player relationships	333,334	(140,007)	193,327	10,022,587	(4,621,655)	5,400,932
Internal-use software	-	-	-	226,438	(21,162)	205,276
Total	$4,634,000	(1,740,029)	2,893,971	$23,015,437	$(9,690,810)	$13,324,627

During the three months and six months ended December 31, 2023, the Company recorded amortization expense for its intangible assets of $1,072,521 and $2,154,248, respectively. The amortization for EEG iGaming segment was $823,945 and $1,657,097, and for the EEG Games segment was $248,576 and $497,151, for the three and six months ended December 31, 2023, respectively. During the three months and six months ended December 31, 2022, the Company recorded amortization expense for its intangible assets of $1,912,257 and $3,752,562, respectively. The amortization for EEG iGaming segment was $1,663,671 and $3,255,411, and for the EEG Games segment was $248,586 and $497,151, for the three and six months ended December 31, 2022, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Remainder of Fiscal 2024	$497,149
Fiscal 2025	994,298
Fiscal 2026	919,625
Fiscal 2027	98,218
Fiscal 2028	98,218
Thereafter	286,463
Total	$2,893,971

Note 7 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	December 31, 2023	June 30, 2023
Trade accounts payable	$4,512,575	$4,469,927
Accrued marketing	2,012,710	1,054,085
Accrued payroll and benefits	303,035	298,636
Accrued gaming liabilities	123,243	145,393
Accrued professional fees	480,000	286,314
Accrued jackpot liabilities	-	91,892
Accrued legal settlement (Note 10)	450,000	-
Accrued other liabilities	606,557	759,947
Total	$8,488,120	$7,106,194

Note 8 – Related Party Transactions

The Company’s Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company, that was owed $0 and $47,895 by the Company as of December 31, 2023 and June 30, 2023, respectively. The Company incurred no cost of revenue to Oddin.gg for the three and six months ended December 31, 2023 and $43,107 and $72,107 cost of revenue for the three and six months ended December 31, 2022. On October 3, 2023, the Company signed an agreement to integrate the Oddin.gg esports iFrame solution that is expected to allow the Company to offer esports wagering to its iGaming customers. The integration of the Oddin.gg’s esports iFrame solution has been completed by the Company and is expected to be utilized towards the end of fiscal 2024. The agreement requires the Company to pay Oddin.gg a revenue share based on the net gaming revenues generated from esports wagering.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $0 and $1,200 for the three and six months ended December 31, 2022, respectively. The former Chief Executive Officer was terminated by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022. Other than the remaining amount of the legal settlement of $450,000 (as described in Note 10), there were no amounts payable to the former Chief Executive Officer as of December 31, 2023 and June 30, 2023.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $8,130 and $12,194 for three and six months ended December 31, 2023, respectively, and $1,339 and $4,274 for three and six months ended December 31, 2022, respectively, in accordance with these agreements. As of December 31, 2023 and June 30, 2023, there was approximately $10,263 and $12,700 amounts payable to Contact Advisory Services Ltd, respectively.

The Company’s Chief Operating Officer was previously its former Chief Financial Officer and Chief Operating Officer and his services as the former Chief Financial Officer and Chief Operating Officer were previously retained through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 2,000 shares of Common Stock to the former Chief Financial Officer and Chief Operating Officer. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022, and the consultancy agreement and employment agreement were terminated. He later rejoined the Company as the Chief Operating Officer on May 29, 2023 under a new employment agreement and subsequently has announced his resignation from his position as Chief Operating Officer, effective April 30, 2024, and will remain in his position as a member of the Company’s Board of Directors.

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

Senior Convertible Note Make-Whole Derivative Liability

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

On April 28, 2023, the date of the conversion of the Senior Convertible Note into the Series C Convertible Preferred Stock the derivative liability was eliminated and no balance is recorded in the unaudited condensed consolidated balance sheet at December 31, 2023 and June 30, 2023. The Company recognized a gain in the Change in fair value of derivative liability on Senior Convertible Note of $8,324,802 and $8,599,666 as a gain in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022. No amounts were recognized in the three months ended December 31, 2023 due to the elimination of the derivative liability.

Series C Convertible Preferred Stock and Series D Convertible Preferred Stock Make-Whole Derivative Liability Warrants

The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. The Company can make an accounting policy election on the allocation order and choose the policy that management determines is most favorable. The Company elected to reclassify outstanding instruments based on allocating the unissued shares to contracts with the latest inception date resulting in the contracts with the earliest inception date being recognized as liabilities first. Due to the issuances of shares during the three months ended December 31, 2023, and the lack of authorized and unissued shares available, the Company was required to assess its classification of its equity instruments during this period. On December 5, 2023 the Company determined it did not have enough authorized and unissued shares to satisfy the Series C Convertible Preferred Stock and using the last contract entered into sequencing election. Due to this the amounts of the carrying amounts of the Series C Convertible Preferred Stock was reclassed to Mezzanine equity in the balance sheet and the Company determined that a derivative related to the conversion feature was required. This was recorded at fair value using a Monte-Carlo method with assumptions that will fluctuate based on the Company’s share price, market capitalization, assets carrying value, and the Company’s estimates of the discount rate, risk-free rate, remaining term of the conversion features and credit and non-performance risk. The valuations are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification of the change of control redemption liabilities as Level 3 fair value measurements and as such recorded a derivative liability of $1,820,000 on December 5, 2023 on the initial recognition the derivative liability. The fair value of the derivative liability was $2,356,698 on December 31, 2023, with $536,698 (Note 14) recorded as a change in fair value of derivative liability in the unaudited condensed consolidated statement of operations. The Series D Convertible Preferred Stock, Series D Preferred Warrants and Series D Common Warrants were not reclassified as they were limited to the 9.99% beneficial owner cap per the Series D Convertible Preferred Stock Certificate of Designations at December 31, 2023, and therefore the Company had authorized and unissued shares to cover the contracted number. See Note 14 for further discussion of the fair value determined for the derivative liability for the period ended December 31, 2023.

September 2022 Warrants

On September 19, 2022, the Company completed, an equity offering in which it sold 750 units at $10,000 consisting of one share of Common Stock and one warrant for a total of 750 September 2022 Warrants with an exercise price of $10,000 (the “September 2022 Offering”). The Company also sold a further 90 September 2022 Warrants in an overallotment with an exercise price of $10,000 issued to the underwriters of the offering on September 19, 2022.

The September 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $10,000. The September 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The warrants are not callable by the Company.

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On December 31, 2023 and June 30, 2023, the Company determined the total fair value of the September 2022 Warrants to be $0 and $251,876, respectively. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2023 were gains of $22,361 and $251,876, respectively. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022 were gains of $1,536,732 and $3,018,834, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

March 2022 Warrants

On March 2, 2022, the Company completed the March 2022 Offering, an equity offering in which it sold 375 units at $40,000 consisting of one share of Common Stock and one warrant for a total of 375 March 2022 Warrants with an exercise price of $40,000. The Company also sold a further 56 March 2022 Warrants in an overallotment with an exercise price of $40,000 issued to the underwriters of the offering on April 1, 2022.

The March 2022 Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $40,000. The March 2022 Warrants are callable by the Company should the volume weighted average share price of the Company exceed $120,000 for each of 20 consecutive trading days following the date such warrants become eligible for exercise. The March 2022 Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On December 31, 2023 and June 30, 2023, the Company determined the total fair value of the March 2022 Warrants to be $86,250 and $113,850, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2023, were gains of $51,750 and $27,600, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2022, were gains of $1,035,000 and $1,897,500, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 50 Series A Warrants and 50 Series B Warrants (the Series B Warrants expired June 2, 2023) to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note, the Note to Preferred Stock Exchange Agreement and conversion to the Series C Convertible Preferred Stock did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $700,000. The Series A Warrants are callable by the Company should the volume weighted average share price of the Company exceed $1,300,000 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At December 31, 2023 and June 30, 2023, the Company determined the total fair value of the Series A Warrants to be $0 (Series B Warrants expired June 2, 2023). There was no change in the fair value of the Series A Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2023. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 was a gain of $105,953. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Note 10 – Commitments and contingencies

Commitments

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 2 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 1 share of Common Stock on each annual anniversary date. As of December 31, 2023, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 1 share of Common Stock payable each year through the year ended June 30, 2030. During each of the three and six months ended December 31, 2023 and 2022, the Company recorded $342,333 and $684,665, respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There was approximately $1,928,000 and $1,250,000 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of December 31, 2023 and June 30, 2023, respectively. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. On September 28, 2023, the Company entered into an online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. The agreement has annual commitment of approximately $385,000.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 3 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 3 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of December 31, 2023, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three and six months ended December 31, 2023, the Company recorded $90,544 and $181,088, respectively, and during the three and six months ended December 31, 2022, the Company recorded $578,498 and $816,183, respectively, in sales and marketing expense for these arrangements. As of December 31, 2023, the commitments under these agreements are estimated at approximately $159,000 for the remainder of the year ending June 30, 2024 and approximately $225,000 for the year ended June 30, 2025.

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

Pursuant to the Legal Settlement Agreement, Mr. Johnson and the Company settled the Actions and provided a general release of all claims, whether or not raised in the pending litigation, and included mutual non-disparagement agreements. No party admitted any liability by entering into the Legal Settlement Agreement. Pursuant to the Legal Settlement Agreement, the Company has agreed to make an aggregate payment of $500,000 in cash to Mr. Johnson (which among includes attorneys’ fees and costs), comprised of an initial payment of $50,000 beginning approximately thirty (30) days after the signing of the Legal Settlement Agreement, with subsequent payments of $50,000 due on each subsequent thirtieth (30th) day of each month thereafter until fully paid. The case regarding the above Actions and settlement is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY). As of December 31, 2023, the Company has recorded $450,000 as a liability in accounts payable and other accrued expenses in the unaudited condensed consolidated balance sheet and an expense of $0 and $500,000 for the three and six months ended December 31, 2023, in general and administrative expenses in the unaudited condensed consolidated statement of operations.

On March 31, 2022, the Company filed a statement of claim against Metaverse Partners for breach of contract, fraud and defamation. The Company seeks damages in an amount to be determined at the upcoming hearing, but not less than $50,000 plus interest at the statutory rate, and an order directing the defendant to discontinue their extortion and defamation. Subsequently, on May 17, 2022, Metaverse Partners filed counterclaims in arbitration against the Company and former CEO for breach of contract, fraud and defamation claiming damages of not less than $5,000,000. The Company and Metaverse Partners have agreed to an arbitration hearing to take place in June 2024 to resolve any potential disputes pursuant to previous dealings between the companies. At this time we are unable to reasonably estimate a potential liability, if any, and expect to vigorously defend on this matter.

The Company at times may be involved in pending or threatened litigation relating to claims arising from its operations in the normal course of business. Some of these proceedings may result in fines, penalties, judgments or costs being assessed against the Company at some future time.

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. Other than related to the Legal Settlement Agreement discussed above, the Company did not have any liabilities recorded for loss contingencies as of December 31, 2023 and June 30, 2023. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

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

A disaggregation of revenue by type of service for the three and six months ended December 31, 2023 and 2022 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Online betting and casino revenues	$1,840,958	$5,538,486	$3,797,007	$14,133,832
Esports and other revenues	741,069	870,919	1,474,837	1,880,837
Total	$2,582,027	$6,409,405	$5,271,844	$16,014,669

A summary of revenue by geography follows for the three and six months ended December 31, 2023 and 2022 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
United States	$741,069	$581,501	$1,474,837	$1,394,381
International	1,840,958	5,827,904	3,797,007	14,620,288
Total	$2,582,027	$6,409,405	$5,271,844	$16,014,669

The Company’s revenue from EEG iGaming is principally recognized at the point in time when gaming occurs. The Company’s EEG Games revenue is recognized at a point in time for hardware and equipment and consulting services typically when a customer obtains control or receives the service and over time for subscriptions, maintenance, licensing and event management using the input method of time lapsed to measure the progress toward satisfying the performance obligation. A summary of revenue by recognized at point in time or over time is for the three months ended December 31, 2023 and 2022 is as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Point in time	$2,021,898	$6,154,472	$4,254,047	$15,380,944
Over time	560,129	254,933	1,017,797	633,725
Total	$2,582,027	$6,409,405	$5,271,844	$16,014,669

The deferred revenue balances were as follows:

	December 31, 2023	December 31, 2022
Deferred revenue, beginning of the year	$989,027	$575,097
Deferred revenue, end of the period	$1,267,682	$1,090,333
Revenue recognized in the six months ended from amounts included in deferred revenue at the beginning of the year	$451,098	$428,107

The majority of the deferred revenue at December 31, 2023 is expected to be recognized over the twelve months ending December 31, 2024.

A summary of long-lived assets by geography at December 31, 2023 and June 30, 2023 is as follows:

	December 31, 2023	June 30, 2023
United States	$2,893,971	$5,146,469
International	43,305	12,911,774
Total	$2,937,276	$18,058,243

Note 12 – Equity

Common Stock

The following is a summary of common stock issuances for the six months ended December 31, 2023:

●

During the six months ended December 31, 2023, on August 15, 2023, the Company entered into a securities purchase agreement with the Holder (the “RD SPA”). The RD SPA related to an offering of (a) 2,500 shares of our common stock, $0.001 par value per share, for a price of $77.40 per share, directly to the Holder and (b) pre-funded warrants to purchase 10,420 shares of our common stock at a price of $77.40 per warrant, directly to the Holder (the “RD Pre-funded Warrants”), with all but $0.001 per warrant prepaid to the Company at the closing of the offering. The RD Pre-funded Warrants were exercisable immediately upon issuance. The exercise price of each RD Pre-funded Warrant was $77.40 per share of common stock, of which $77.00 was prepaid. The offering closed on August 15, 2023. On August 16, 2023 all the Pre-funded Warrants were exercised.

The RD SPA included the Holder waiving its rights to require the Company to cause a Subsequent Placement Optional Redemption (as defined in each of the Series C Convertible Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”) and Series D Convertible Preferred Stock Certificate of Designations (the “Series D Certificate of Designations) (together the “Preferred Stock Certificates of Designations”) using the gross proceeds from the sale of the shares of common stock and warrants (including from the exercise thereof) and its rights to participate in an Eligible Subsequent Placement (as defined in each of the Preferred Stock Certificates of Designations) pursuant to Section 7(b) of the Preferred Stock Certificates of Designations, but only with respect to the offering and sale of the Securities contemplated by the RD SPA. As a result, the Company did not make any payments from the gross proceeds to the Holder. The gross proceeds from the issuance and sale of the shares of common stock were $193,500 and RD Pre-funded Warrants, were $806,500, before deducting the estimated offering expenses payable by the Company.

●

From July 1, 2023, through December 31, 2023, the Holder exchanged $16,309,814 in Series C Convertible Preferred Stock and $157,931 in accrued dividends, for 526,503 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect. The reduction in the Series C Convertible Preferred Stock was offset by the aggregate Alternate Conversion Floor Amount of $4,805,990 and additional accrued dividends of $223,050 over the same period.

Under the Settlement Agreements, dated August 15, 2023 (the “August 2023 Settlement Agreement”), as described below and October 6, 2023 (the “October 2023 Settlement Agreement”), between the Company and the Holder, in the event that the conversion price then in effect, as may be adjusted under the Settlement Agreements, is greater than 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including the trading day of an applicable conversion notice, the accrued and unpaid dividends on the outstanding shares of preferred stock shall automatically increase, pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the Preferred Stock Certificates of Designations) or, at the Company’s option, the Company shall deliver the applicable Alternate Conversion Floor Amount to the holder on the applicable date of conversion. The Company’s shares of common stock issued in connection with these conversions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued to an existing Holder of the Company’s securities without commission or additional consideration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. As of December 31, 2023, the following these conversions, the number Series C Convertible Preferred Stock shares outstanding reduced to 1,775 from 14,601 at June 30, 2023, and $3,524,665 in aggregate amount of the Series C Convertible Preferred Stock remained outstanding.

●

During the six months ended December 31, 2023, per the August 2023 Settlement Agreement entered into with the Holder for the Company to issue common stock in partial settlement of the Registration Rights Fees payable (“RRA Fees”) under the Registration Rights Agreement (the “Series D RRA”), in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay, the Company agreed to initially issue 25 shares at $40.00 per share in partial settlement of RRA Fees.

Further, on October 6, 2023, the Company entered into the separate October 2023 Settlement Agreement with the Holder for the Company to issue common stock in partial settlement of the RRA Fees by the Company under the Series D RRA, and replacing the August 2023 Settlement Agreement. As of December 31, 2023, the Company was obligated to pay to the Holder a Registration Delay Payment of approximately $119,500, (subject to increase with respect to any additional RRA Fees that may accrue, from time to time, under the Series D RRA and subject to decrease in accordance with the October 2023 Settlement Agreement as described below).

The Company agreed to issue an additional 25 shares at $20.00 per share on October 6, 2023, (“Continued Settlement Price Per Share”) in partial settlement of RRA Fees. The Company further agreed to settle an additional $1,000 (or such other amount as the parties shall mutually agree) (“Further Settlements”) on each seven day anniversary of the October 2023 Settlement Agreement (or another date mutually agreed between the parties), until the earlier of (i) the date that the parties mutually terminate the October 2023 Settlement Agreement in writing, and (ii) such time as the remaining balance of the RRA Fees are paid in full, as applicable, to satisfy up to the remaining balance of the RRA Fees at a price per share equal to the lower of (1) 90% of the lowest VWAP per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement, and (2) the Continued Settlement Price Per Share. As part of the settlement, the Holder also agreed to continue to waive, in part, applicable antidilution provisions within the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock such that the issuances of any settlement shares in accordance with the October 2023 Settlement Agreement shall not result in a Conversion Price for the applicable Conversion Amount (as such terms are defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) subject to such conversion less than the lesser of (A) the Conversion Price then in effect (without giving effect to any adjustments to the Conversion Price arising solely as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement) and (B) the greater of (x) the Conversion Price then in effect (after giving effect to all adjustments to the Conversion Price (including, without limitation, such adjustments arising as a result of the issuances of the settlement shares under the October 2023 Settlement Agreement)) and (y) 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including such applicable conversion date under the terms of the Series C Convertible Preferred Stock or Series C Convertible Preferred Stock, as applicable.

The October 2023 Settlement Agreement further provides that, notwithstanding anything in the applicable Preferred Stock Certificates of Designations to the contrary, with respect to any given conversion of any Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, to the extent such Conversion Price, as so adjusted, is greater than 90% of the lowest VWAP of the common stock during the ten (10) consecutive trading day period ending and including the trading day of the applicable conversion notice, a Conversion Floor Price Condition (as defined in the Certificates of Designations governing the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock) shall be deemed to have occurred with respect to such conversion of the Series C Convertible Preferred Stock or Series D Convertible Preferred Stock, as applicable.

During the six months ended December 31, 2023, in addition to the issuances on August 17, 2023, and on October 6, 2023, as part of the Further Settlements, the Company issued 200 shares at $20.00 per share on November 3, 2023, 65 shares at $15.41 per share on November 10, 2023, 91 shares at $10.92 per share on November 17, 2023, 103 shares at $9.72 per share on November 24, 2023, 143 shares at $7.00 per share December 1, 2023 at 90% of the lowest VWAP per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement.

Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the Further Settlements for both the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock to the conversion price as defined above, of $20,362,772 based on the incremental value to the Holder due to the conversion price reduction. This incremental value is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders of $10,979,863 and $20,362,772 in the three and six months ending December 31, 2023, respectively. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $77.40 as of August 17, 2023, $38.60 as of October 6, 2023, $24.00 as of November 3, 2023, $17.04 as of November 10, 2023, $11.92 as of November 17, 2023, $10.88 as of November 24, 2023, $7.44 as of December 1, 2023.

As discussed below, the Company obtained a partial waiver of the Holder’s Redemption Amounts, for the six months ended December 31, 2023, the Company sold an aggregate of 515,394 shares through “at the market” (or “ATM”) sales (“ATM Sales”) for gross proceeds of $5,452,460. The net proceeds from these ATM Sales under the ATM equity offering program of approximately $5,248,886 were allocated 50% to the Company, and 50% to the Holder, pursuant to the October Settlement Agreement. Fees paid to the agent related to these ATM Sales were approximately $203,574.

As of December 31, 2023, there were $2,295,822 of Redemption Proceeds (as defined below) instructed for deposit into the Escrow Account for the Holder. During the three and six months ended December 31, 2023, there was $322,120 of the Redemption Proceeds (as defined below) disbursed from the Escrow Account to the Holder for redemption of $321,048 of Series D Convertible Preferred Stock and $1,072 in accrued dividends for 312 shares of Series D Convertible Preferred Stock. As of December 31, 2023, the following these conversions, the number Series D Convertible Preferred Stock shares outstanding reduced to 3,988 from 4,300 at June 30, 2023, and $4,189,754 in aggregate amount of the Series D Convertible Preferred Stock remained outstanding.

Subsequent to December 31, 2023, the remaining $2,295,822 of the Redemption Proceeds (as defined below) disbursed from the Escrow Account to the Holder for redemption of $2,237,643 of Series D Convertible Preferred Stock and $58,179 in accrued for 2,129 shares of Series D Convertible Preferred Stock.

During the six months ended December 31, 2023, in connection with the rounding up from the Reverse Stock Split December 2023, the Company issued 81,051 shares of common stock at par value.

The following is a summary of Common Stock issuances for the six months ended December 31, 2022:

●	During the six months ended December 31, 2022, as part of the September 2022 Offering, the Company sold 750 units at $10,000, consisting of one share of Common Stock and one warrant with an exercise price of $10,000, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,928 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (see Note 9).

●	During the six months ended December 31, 2022, as part of the December Registered Direct Offering, the Company sold: (a) 177 shares of Common Stock to the Holder (the “Registered Direct Shares”) and (b) Pre-funded Warrants to purchase 447 shares of our common stock at a price of $3,748 per warrant (the “Pre-funded Warrants”), directly to the Holder, with all but $40.00 per warrant prepaid to the Company at the closing. The Company recorded the issuance of these shares at a fair value of $2,316,686 comprised of $2,316,686 of cash received from the offering equal to the gross proceeds, net of $170,001 issuance costs, $2,146,685. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. The Holder redeemed 165 of the Pre-funded warrants through December 31, 2022 for additional net proceeds of $6,566. Subsequent to December 31, 2022, the remaining 282 outstanding Pre-funded warrants were redeemed for net proceeds of $11,284.

Equity Distribution Agreement

On September 15, 2023, the Company entered into an Equity Distribution Agreement with Maxim Group LLC (“Maxim Group”) under which the Company sold, from time to time at its sole discretion, shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $7,186,257 through an ATM equity offering program under which Maxim Group acted as sales agent.

Under the Equity Distribution Agreement, the Company set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitations on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Equity Distribution Agreement, Maxim Group sold the shares by methods deemed to be an ATM equity offering as defined in Rule 415 promulgated under the Securities Act, including by means of ordinary brokers’ transactions at market prices, in block transactions or as otherwise agreed by Maxim and us.

The Equity Distribution Agreement provided that Maxim Group was entitled to compensation for its services equal to 3.0% of the gross proceeds of any shares of common stock sold through Maxim Group under the Equity Distribution Agreement. The Company had no obligation to sell any shares under the Equity Distribution Agreement, and could have at any time suspended solicitation and offers under the Equity Distribution Agreement.

The shares were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-252370) and its registration on Form S-3 MEF (File No. 333-274542). The Company filed a prospectus supplement, dated September 15, 2023, with the SEC in connection with the offer and sale of the shares pursuant to the Equity Distribution Agreement (the “Prospectus Supplement”).

The Equity Distribution Agreement contained customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

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

The Company is unable to further use the ATM facility due to its voluntary delisting and suspension from Nasdaq and subsequent trading on the “Pink Market” of the OTC.

The Company also entered into a waiver agreement (“October 2023 Waiver”) on October 6, 2023, with the Holder, as a condition to access any net proceeds from the future sale of shares of common stock under the Company’s previously announced ATM equity offering program pursuant to a prospectus supplement that was filed with the SEC on September 15, 2023. The Holder agreed to partially waive its rights to ATM proceeds under the terms of a Subsequent Placement Optional Redemption, as defined in each of the Preferred Stock Certificates of Designations, but only with respect to sales under the ATM equity offering program (“ATM Sales”) and not with respect to any other future Subsequent Placement (as defined in each of the Preferred Stock Certificates of Designations) and, further, only to the extent of a waiver that provide that 50% of the net proceeds from ATM Sales (after deducting the agent’s commissions pursuant to the ATM offering and other reasonable and customary offering expenses) be retained by the Company and the remaining 50% of the net proceeds from ATM Sales be used by the Company to redeem first, the outstanding shares of Series D Convertible Preferred Stock and second, the outstanding shares of Series C Convertible Preferred Stock (“Redemption Proceeds”), unless the Holder elects to change such allocations (or waive such redemption, in whole or in part, with respect to one or more ATM Sales) as evidenced by a written notice to the Company (“Subsequent Placement Limited Waiver”). Concurrent with the execution of the October 2023 Settlement Agreement, the Company executed an escrow agreement (“Escrow Agreement”) with an independent third-party escrow agent (“Escrow Agent”), pursuant to which Redemption Proceeds received from each closing of ATM Sales shall be promptly deposited into a non-interest bearing escrow account (“Escrow Account”) and disbursed to the Holder under the terms and conditions contained in the August 2023 Settlement Agreement and the Escrow Agreement.

Common Stock Warrants and Preferred Stock Warrants

On August 15, 2023, as described above, the Company closed the August RD SPA agreement with the Holder. The August RD SPA relates to the offering of

(i)	2,500 shares of our common stock, $0.001 par value per share, for a price of $77.40 per share, directly to the Holder, and
(ii)	pre-funded warrants to purchase 10,420 shares of our Common Stock at a price of $77.40 per warrant, directly to such Holder, with all but $0.40 per warrant prepaid to the Company at the closing of the offering. The August RD Pre-funded Warrants were exercisable immediately upon issuance and were entirely exercised on August 16, 2023 at $77.40 per share of common stock, of which $77.00 was prepaid.

On May 22, 2023, as described below, the Company closed the issuance of the Series D Convertible Preferred Stock, that included the issuance of

(i)	4,300 shares of Series D Convertible Preferred Stock for a price of $1,000 per share,
(ii)	Common Warrants to purchase 3,583 shares of our common stock at a price of $784.00 per share (the “Series D Common Warrants”), and
(iii)	preferred warrants to purchase 4,300 shares of our Series D Convertible Preferred Stock at a price of $1,000 per share,

for total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000, with the Series D Preferred Warrants to purchase the Series D Convertible Preferred Stock as a potential source of additional funds.

A summary of the common stock warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, June 30, 2022	565	567,600	4.07	—
Issued	4,869	400
Exercised	(446)	400
Forfeited or cancelled	(50)	700,000
Outstanding June 30, 2023	4,938	218,476	4.63	—
Issued	10,420	77.40
Exercised	(10,420)	77.40
Forfeited or cancelled	-	-
Outstanding December 31, 2023	4,938	218,476	4.12	—

Common Stock Options

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 38 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 6 shares. At December 31, 2023, there was a maximum of 55 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of December 31, 2023, there were 43 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, separate from the 2020 Plan, the Company issued an award of 63 time-based stock options to the Chief Executive Officer with an exercise price of $2,944 per option. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2022	28	$49,440
Granted	63	2,944
Exercised	-	-
Cancelled	(14)	246,617
Outstanding, June 30, 2023	77	$49,552
Granted	-	-
Exercised	-	-
Cancelled	(2)	270,059
Outstanding, September 30, 2023	75	$44,429
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2023	75	$44,429

As of December 31, 2023, the weighted average remaining life of the options outstanding was 7.98 years. There are 75 options exercisable at December 31, 2023, with a weighted average exercise price of $44,429. As of December 31, 2023, there was no remaining unamortized stock compensation for stock options.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock.

Series C Convertible Preferred Stock and Series D Convertible Preferred Stock

During the three and six months ended December 31, 2023, the Company recorded dividends in total of $212,741 and $555,589, and Alternate Conversion Floor Amounts (as defined in the Preferred Stock Certificates of Designations) of $1,046,341 and $4,805,990 for the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock, respectively. The Series C Convertible Preferred Stock, had a total value of $3,524,665 and $14,805,438, with cumulative dividends accrued, including the Alternative Conversion Floor Amounts (as defined in the Preferred Stock Certificates of Designations), in total of $1,749,665 and $204,414, and per share of $986 and $14, as of December 31, 2023 and June 30, 2023, respectively. The Series D Convertible Preferred Stock, had a total value of $4,189,753 and $4,337,267, with cumulative dividends accrued, (as defined in the Preferred Stock Certificates of Designations), in total of $201,753 and $37,267, and per share of $51 and $9, as of December 31, 2023 and June 30, 2023, respectively.

The incremental value of the Alternate Conversion Floor Amounts make whole provisions of $1,046,341 and $4,805,990, for the three and six months ended December 31, 2023, is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders.

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

As part of the August 2023 Settlement Agreement and the October 2023 Settlement Agreement and subsequent Further Settlements, the Company triggered the anti-dilution down round price protection provisions of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to each settlement to the price of the settlement, as applicable, of $10,979,863 and $20,362,772 based on the incremental value to the Holder due to the conversion price reduction, for the three and six months ended December 31, 2023. This incremental value is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders in the three months ended December 31, 2023. The incremental value was determined by computing the additional shares the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $77.40 as of August 17, 2023, $38.60 as of October 6, 2023, $24.00 as of November 3, 2023, $17.04 as of November 10, 2023, $11.92 as of November 17, 2023, $10.88 as of November 24, 2023, $7.44 as of December 1, 2023 (as described above).

Registration Right Agreement

As discussed above, pursuant to a Series D RRA between the Holder and the Company, the Company granted certain registration rights to the Investor. The Series D SPA requires the Company to file a registration statement covering the resale of the shares of Common Stock underlying the shares of Series D Convertible Preferred Stock to be issued in the offering and the shares of common stock issued upon exercise of the Common Warrants. The Series D SPA also covers the conversion of any shares of Series D Convertible Preferred Stock issued upon exercise of the Series D Preferred Warrants. The Company was required to file the registration statement within 60 days from the closing of the transactions contemplated by the Series D SPA and cause the registration statement to be declared effective within 120 days after the closing of the transactions contemplated by the Securities Purchase Agreement. The Series D SPA contains mutual customary indemnification provisions among the parties and requires the Company to make certain cash payments in connection with the delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Convertible Preferred Stock and common warrants, despite the Company’s best efforts.

Stock-Based Compensation

During the three and six months ended December 31, 2023, the Company recorded stock-based compensation expense of $21,078 and $42,156, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations. During the three and six months ended December 31, 2022, the Company recorded stock-based compensation expense of $0 and $921,991, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of December 31, 2023, there was no remaining unamortized stock compensation for stock options. No options were granted during the three or six months ended December 31, 2023.

Note 13 – Other Non-Operating Income (Loss), Net

Other non-operating income (loss), net, for the three and six months ended December 31, 2023 and 2022 was as follows:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Foreign exchange gain (loss)	$(39,844)	$38,640	$(11,702)	$49,494
Other non-operating income (loss)	(15,096)	447,746	(33,614)	483,342
Total	$(54,940)	$486,386	$(45,316)	$532,836

Note 14 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$86,250	$86,250	$—	$—
Liability for the September Warrants (Note 9)	$—	$—	$—	$—
Derivative Liability (Note 9)	$2,356,698	$—	$—	$2,356,698

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$113,850	$113,850	$—	$—
Liability for the September Warrants (Note 9)	$251,876	$—	$—	$251,876

A summary of the changes in Level 3 financial instruments for the six months ended December 31, 2023 and the year ended June 30, 2023 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability
Balance at June 30, 2022	122,730	3,328,361	9,399,620
Fair value of the September 2022 Warrants (Note 9)	5,286,288	—	—
Change in fair value of September 2022 Warrants (Note 9)	(5,034,412)	—	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 9)	(122,730)	—	—
Change in fair value of Bethard contingent consideration liability	—	2,864,551	—
Elimination of Bethard contingent consideration liability on sale of Bethard	—	(6,192,912)	—
Change in the fair value of the derivative liability (Note 9)	—	—	(9,399,620)
Balance at June 30, 2023	251,876	$—	$—
Change in fair value of September 2022 Warrants (Note 9)	(229,515)	—	—
Balance at September 30, 2023	$22,361	$—	$—
Change in fair value of September 2022 Warrants (Note 9)	(22,361)	—	—
Bifurcation of the derivative liability	—	—	1,820,000
Change in the fair value of the derivative liability (Note 9)	—	—	536,698
Balance at December 31, 2023	$—	$—	$2,356,698

The contingent consideration was settled on February 24, 2023, as part of the disposal of the Bethard Business and the derivative liability were eliminated on the April 28, 2023, on the conversion of the Senior Convertible Note to the Series C Convertible Preferred Stock (Note 9). A derivative liability was recorded on the Series C Convertible Preferred Stock as the Company did not have enough authorized and unissued shares to settle all the outstanding balance (Note 9).

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 9). The September 2022 Warrants were valued using a Black Scholes valuation model for the warrants outstanding at December 31, 2023 and June 30, 2023 with the following assumptions:

	December 31, 2023	June 30, 2023
Contractual term, in years	-	5.00
Expected volatility	144%	154%
Risk-free interest rate	3.95%	4.27%
Dividend yield		-
Conversion / exercise price	$10,000	$10,000

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 9). At December 31, 2023, the Company was still trading on the Nasdaq. The March 2022 Warrants outstanding at December 31, 2023 and June 30, 2023 were valued using the following assumptions:

	December 31, 2023	June 30, 2023
Contractual term, in years	5.00	5.00
Active market	Nasdaq	Nasdaq
Market price	$200	$264

The Series A Warrants outstanding at December 31, 2023 and June 30, 2023 were valued using a Monte Carlo valuation model with the following assumptions:

	December 31, 2023	June 30, 2023
Contractual term, in years	4.00	4.00
Expected volatility	172%	152%
Risk-free interest rate	4.55%	4.90%
Dividend yield	—	—
Conversion / exercise price	$700,000	$700,000

The Series B Warrants expired on June 2, 2023.

The value of the derivative liability on the Series C Preferred Stock at December 31, 2023 and December 5, 2023 was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets with the following valuation assumptions:

December 31, 2023 & December 5, 2023
Contractual term remaining, in years	1.00
Discount rate	25.00%
Risk-free interest rate	4.67
Dividend rate	8.00%
Dividend rate as of valuation date	8.50%
Conversion / exercise price	$7.00

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The calculated make-whole liability may differ materially from the amount the Company may be required to pay under the Series C Preferred Stock.

The following is information relative to the Company’s derivative instruments in the unaudited condensed consolidated balance sheet as of December 31, 2023:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2023
Derivative liability on Series C Preferred Stock (Note 9)	Derivative liability	$2,356,698

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

		Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three months ended December 31, 2023	Six months ended December 31, 2023
Derivative liability (Note 9)	Change in fair value of derivative liability (Note 9)	$536,698	$536,698

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

The Company uses undiscounted future cash flows of the asset or asset group for equipment and intangible assets. The Company estimated the fair value when conducting the long-lived asset impairment tests primarily using an income approach and used a variety of unobservable inputs and underlying assumptions consistent with those discussed above for purposes of the Company’s goodwill impairment test (See Note 5 and Note 6).

Note 15 – Segment Information

The Company operates its business and reports its results through two complementary operating and reportable segments: EEG iGaming and EEG Games, in accordance with ASC Topic 280, Segment Reporting.

EEG iGaming includes the Company’s iGaming casino. Currently, the Company operates the business to consumer segment primarily in Europe.

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

A measure of segment liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Segment assets are shown due to the significant asset impairment charges recorded during the six months ended December 31, 2023. The following tables present the Company’s segment information:

	December 31, 2023	June 30, 2023
	(Unaudited)
Assets:
EEG iGaming	$886,939	$15,275,501
EEG Games	$3,048,490	$4,486,563
Other Corporate	$3,668,980	$2,339,227

Total	$7,604,409	$22,101,291

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Revenues:
EEG iGaming segment	$1,840,958	$5,538,486	$3,797,007	$14,133,832
EEG Games segment	$741,069	$870,919	$1,474,837	$1,880,837

Total	$2,582,027	$6,409,405	$5,271,844	$16,014,669

Adjusted EBITDA(1) (2)
EEG iGaming segment	$(202,562)	$(1,150,938)	$(454,965)	$(1,612,133)
EEG Games segment	$(109,175)	$(561,742)	$(210,642)	$(1,108,538)
Total Adjusted EBITDA	$(311,737)	$(1,712,680)	$(665,607)	$(2,720,671)

Adjusted for:

Other corporate and overhead costs	$(2,116,384)	$(1,744,816)	$(5,149,367)	$(3,914,445)
Interest expense	$-	$(971,374)	$-	$(2,029,782)
Change in fair value of derivative liability	$(536,698)	$8,324,802	$(536,698)	$8,599,666
Change in fair value of warrant liability	$74,111	$2,571,732	$279,476	$5,022,288
Change in fair value of contingent consideration	$-	$(3,044,019)	$-	$(2,864,551)
Other non-operating income (loss), net	$(54,940)	$486,386	$(45,316)	$532,836
Depreciation and amortization	$(1,076,056)	$(1,887,729)	$(2,163,005)	$(3,788,874)
Right of use asset amortization	$(24,149)	$(19,984)	$(42,410)	$(44,819)
Asset impairment charges	$(12,981,142)	$(16,135,000)	$(12,981,142)	$(16,135,000)
Stock-based Compensation	$(21,078)	$-	$(42,156)	$(921,991)
Legal Settlement	$-	$-	$(500,000)	$-
Cost of acquisition	$-	$-	-	$(35,930)
Income tax benefit (expense)	$-	$-	$-	$-
Net loss	$(17,048,073)	$(14,132,682)	$(21,846,225)	$(18,301,273)

(1)	The Company has no intersegment revenues or costs and thus no eliminations required.
(2)	The Company defines Adjusted Segment EBITDA as earnings (loss) before, as applicable to the particular period, other corporate and overhead costs, interest expense; income taxes; depreciation and amortization, including right of use asset amortization; stock-based compensation; legal settlements; cost of acquisitions; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 16 – Income Taxes

During the three and six months ended December 31, 2023, and the year ended June 30, 2023, the Company recorded no material current taxes, remained in a cumulative loss position in all jurisdictions, and maintained a full valuation allowance position against any deferred tax assets in the jurisdictions it operated in, thus recording no deferred tax benefits or expenses.

Note 17 – Subsequent Events

Series E Redeemable Preferred Stock

On January 5, 2024, the Company entered into a Subscription and Investment Representation Agreement with a member of management, pursuant to which the Company agreed to issue and sell one hundred (100) shares of the Company’s Series E Redeemable Preferred Stock, par value $0.001 per share, for $10 per share in cash (the “Series E Preferred Stock”). The sale closed on January 5, 2024.

On January 5, 2024, the Company filed a certificate of designations (the “Series E Certificate of Designations”) with the Secretary of State of Nevada, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the shares of Series E Preferred Stock. The Certificate of Designation provided that one hundred (100) shares of Series E Preferred Stock will have 6,000,000 votes each and will vote together with the outstanding shares of the Company’s common stock as a single class exclusively  with respect to any proposal of an amendment to the Company’s articles of incorporation to increase the authorized shares of Common Stock (the “Authorized Share Increase Proposal”) or any proposal to adjourn the annual or special meeting related to an Authorized Share Increase Proposal, if applicable.

Resignation of Chief Financial Officer, Chief Operating Officer and Chief People Officer

On February 1, 2024, the Company, in connection with cost reductions and streamlining of business operations at the Company, received notice from Michael Villani, Chief Financial Officer, Damian Mathews, Chief Operating Officer, and Jenny Pace, Chief People Officer of their resignations from their respective positions with the Company, effective April 30, 2024. Mr. Mathews shall remain in his position as a member of the Company’s Board of Directors. The resignations of Mr. Villani, Mr. Mathews and Ms. Pace were not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

Secured Note Purchase Agreement

On March 13, 2024, the Company announced that it had entered into an agreement, dated March 7, 2024 (the “Secured Note Purchase Agreement”) and a Secured Promissory Note Agreement (the “Secured Note Agreement”), with the holder of its Series C Preferred Stock and Series D Preferred Stock, for approximately $1,420,000 (the “Secured Note”). The key terms of the Secured Note Agreement include:

●	Security of the balance by a first priority security interest in all of the Company’s tangible and intangible personal property;

●	A maturity date of March 7, 2026;

●	Accrued interest to the outstanding principal balance of the Secured Note at a rate of 10% per annum. All interest shall be payable quarterly in-kind by adding the amount of accrued interest to the outstanding principal balance of the Secured Note on the last Business Day of each calendar quarter;

Agreement to Amend and Restate the Terms of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock

On March 7, 2024, in connection with the Secured Note Agreement, the Company amended and restated its Series C Preferred Stock and Series D Preferred Stock Certificates of Designations (the “Preferred Stock CODs, as amended and restated”) to include the following key amendments:

●	A six month standstill on certain conversions through September 7, 2024;

●	After the standstill a limit on certain conversions to $150,000 per month;

●	Removal of the Floor Price and Conversion Floor Price Condition, as defined in the previous filed Preferred Stock CODs;

●	A Maturity Date of March 7, 2026, was added, at what time the Preferred Stock becomes redeemable for cash;

●	No dividends on the outstanding balances through the new Maturity Date unless there is a triggering event as defined in the Preferred Stock CODs, as amended and restated;

●	Amendments to the Subsequent Placement Optional Redemption, as defined in the Preferred Stock CODs, such that the first $10,000,000 raised by the Company, (including the $1,420,000 from the Secured Note), would be excluded from being used to repay down the Preferred Stock, per the terms of the Preferred Stock CODs, as amended and restated, if it is used on operating expenses in its ordinary course of business.

The transactions contemplated by the Secured Note Purchase Agreement and the Secured Note Agreement and Preferred Stock CODs, as amended and restated, were approved by our Board of Directors.

The value of the Series C Preferred Stock and Series D Preferred Stock as of March 7, 2024, was $3,549,177 and $1,903,252, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this report. This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words such as, but not limited to, believe, expect, estimate, anticipate, intend, plan, project targets, likely, aim, will, would, could, and similar expressions or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

EEG iGaming

EEG iGaming includes the Company’s iGaming casino and other functionality and services for iGaming customers. Currently, the Company operates the business to consumer segment primarily in Europe. iDefix, proprietary technology acquired in connection with the acquisition of Lucky Dino, is an MGA licensed iGaming platform with payments, payment automation manager, bonusing, loyalty, compliance and casino integrations that services Lucky Dino.

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

Compliance with Listing Requirements

On February 13, 2024, the Company announced it was voluntarily delisting from the Nasdaq Capital Markets, LLC (“Nasdaq”). On February 16, 2024, the Company received notice from Nasdaq that it was being suspended on Nasdaq on opening of trading on February 21, 2024. As a result of the suspension, on February 21, 2024 the Company began trading on the Over the Counter Market (the “OTC”). The Company is currently trading on the “Pink Market” of the OTC. On February 27, 2024, the Company filed a Form 25 with the SEC to effect the delisting of its securities from Nasdaq. At the time of announcing its delisting and suspension the Company was not in compliance with the minimum of $2,500,000 stockholders’ equity requirement (the “Equity Rule”), as set forth in Nasdaq Listing Rules 5550(a)(2) and 5550(b)(1). The Company is now subject to listing requirements of the OTC and expects to be trading on the OTCQB tier of the OTC upon filing of this report.

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

Reportable Segments

At December 31, 2023, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with our reportable segments at June 30, 2023.

Financial Highlights

The following tables set forth a summary of our financial results for the periods indicated and are derived from our unaudited condensed consolidated financial statements for the three and six months ended December 31, 2023 and 2022, respectively:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Net revenue	$2,582,027	$6,409,405	$5,271,844	$16,014,669
Total operating expenses (excluding Asset impairment charges)	$6,131,431	$11,774,614	$13,834,389	$27,441,399
Asset impairment charges	12,981,142	16,135,000	12,981,142	16,135,000
Total other income (expense), net	$(517,527)	$7,367,527	$(302,538)	$9,260,457
Income tax expense	$-	$-	$-	$-
Net loss	$(17,048,073)	$(14,132,682)	$(21,846,225)	$(18,301,273)
Net loss attributable to common stockholders	$(31,410,571)	$(14,408,568)	$(49,972,199)	$(18,852,331)

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

Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs), non-cash expenditures (for example, in the case of depreciation and amortization, stock-based compensation, legal settlements, asset impairment charges, change in fair value of derivative liability and change in fair value of warrant liability), or are not related to our underlying business performance (for example, in the case of interest income and expense and litigation settlement and related costs).

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022
Revenues:
EEG iGaming segment	$1,840,958	$5,538,486	$3,797,007	$14,133,832
EEG Games segment	$741,069	$870,919	$1,474,837	$1,880,837

Total	$2,582,027	$6,409,405	$5,271,844	$16,014,669

Net loss:	$(17,048,073)	$(14,132,682)	$(21,846,225)	$(18,301,273)

Adjusted for:
Interest expense	$-	$971,374	$-	$2,029,782
Change in fair value of derivative liability	$536,698	$(8,324,802)	$536,698	$(8,599,666)
Change in fair value of warrant liability	$(74,111)	$(2,571,732)	$(279,476)	$(5,022,288)
Change in fair value of contingent consideration	$-	$3,044,019	$-	$2,864,551
Other non-operating income (loss), net	$54,940	$(486,386)	$45,316	$(532,836)
Depreciation and amortization	$1,076,056	$1,887,729	$2,163,005	$3,750,447
Right of use asset amortization	$24,149	$19,984	$42,410	$38,427
Asset impairment charges	$12,981,142	$16,135,000	$12,981,142	$16,135,000
Stock-based compensation	$21,078	$-	$42,156	$921,991
Legal settlements	$-	$-	$500,000	$-
Cost of acquisition	$-	$-	$-	$35,930
Income tax benefit	$-	$-	$-	$-
Total Adjusted EBITDA	$(2,428,121)	$(3,457,496)	$(5,814,974)	$(6,679,935)

Adjusted EBITDA(1)
EEG iGaming segment	$(202,562)	$(1,150,938)	$(454,965)	$(1,612,133)
EEG Games segment	$(109,175)	$(561,742)	$(210,642)	$(1,108,538)
Other(2)	$(2,116,384)	$(1,744,816)	$(5,149,367)	$(3,959,264)
Total Adjusted EBITDA	$(2,428,121)	$(3,457,496)	$(5,814,974)	$(6,679,935)

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

Comparison of the three months ended December 31, 2023 and 2022

Net Revenue

Net revenue totaled $2.6 million in the three months ended December 31, 2023, a decrease of $3.8 million, or 59%, from the $6.4 million recorded in the three months ended December 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the wind down and eventual liquidation of the Argyll entities where revenue producing operations were ceased on December 8, 2022. The iGaming operations of Lucky Dino, Bethard and Argyll (before Bethard and Argyll were disposed of) were also impacted by worsening investment and market conditions and regulatory changes in the Finland and the UK from fiscal 2023, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $3.7 million, falling from $5.5 million to $1.8 million. Revenue in the EEG Games segment also decreased $0.1 million from $0.9 million to $0.8 million due to the timing of hardware installations.

Cost of Revenue

Cost of revenue totaled $0.7 million in the three months ended December 31, 2023, a decrease of $1.7 million, or 70%, from the $2.4 million recorded in the three months ended December 31, 2022. The decrease is primarily attributable to the previously mentioned disposals of the Bethard Business and the Argyll operating entities and the decrease in the iGaming operations of Lucky Dino in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. The iGaming decreases include $1.0 million lower payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.2 million lower game provider expenses and $0.5 million lower other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $0.7 million in the three months ended December 31, 2023, a decrease of $1.1 million, or 61%, compared to the $1.8 million recorded for the three months ended December 31, 2022. The decrease was primarily attributable to $1.1 million lower affiliate costs related to the EEG iGaming segment.

General and Administrative

General and administrative expense totaled $4.8 million for the three months ended December 31, 2023, a decrease of $2.8 million, or 37%, compared to the $7.6 million recorded for the three months ended December 31, 2022. The decrease was primarily attributable to decreases of $1.5 million in payroll costs, $0.8 million depreciation and amortization, and $0.3 million in information technology related costs from the EEG iGaming segment, decreases of $0.5 million in payroll costs and $0.1 million related to other general and administrative costs from the EEG Games segment, offset by a $0.4 million increase in other general and administrative costs in corporate expenses.

Asset Impairment Charges

At December 31, 2023, the Company concluded that impairment indicators existed considering that the Company delisted from Nasdaq, had management changes in the EEG iGaming segment and continued to see revenues decline in the EEG iGaming segment and that they were significantly down from levels seen in the previous year and in the previous quarters, and EEG Games was not performing at the level previously expected. This, the decline in the Company’s stock price and other factors were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total asset impairment charges of $13.0 million, including $3.6 million of goodwill and $8.4 million of other intangible assets from the EEG iGaming segment and $1.0 million in of goodwill from the EEG Games. Further downturns in economic, regulatory and operating conditions could result in additional impairment in future periods.

During the three months ended December 31, 2022, the Company initiated a process to evaluate the strategic options for the EEG iGaming business and subsequent to the period end, the Company appointed a new CEO and a new CFO and on January 18, 2023 sold its EEG iGaming Spanish license. This and uncertainties caused by inflation and world instability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total goodwill asset impairment charges of $16.1 million, including asset impairment charges to the goodwill to the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment.

Other Income (expense)

Other income (expense), net decreased by $7.9 million from income of $7.4 million for the three months ended December 31, 2023 to an expense of $0.5 million for the three months ended December 31, 2023. The other expense for the three months ended December 31, 2023 resulted primarily from $0.5 million of expense from the recognition of the derivative liability related to the Series C Convertible Preferred Stock after the reclass to mezzanine equity caused by lack of authorized and unissued shares and $0.1 million other non-operating losses, offset by a $0.1 million gain from the fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $0.1 million for the September 2022 Warrants issued as part of the September 2022 Offering.

The other income (expense), net for the three months ended December 31, 2022 resulted primarily from $1.0 million of interest expense related to the Senior Convertible Note and $3.0 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction from the prior year, offset by other income primarily made up of $8.3 million for the change in the fair value of the derivative liability on Senior Convertible Note due to its elimination on the exchange to Series C Convertible Preferred Stock, and $2.6 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $1.5 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $3.8 million valued on issuance at September 30, 2022 to $2.3 million at December 31, 2022, a decrease of $1.0 million for the March 2022 Warrants from $1.2 million at June 30, 2022 to $0.2 million at December 31, 2022 and a decrease of $0.1 million in other warrants.

Comparison of the six months ended December 31, 2023 and 2022

Net Revenue

Net revenue totaled $5.3 million in the six months ended December 31, 2023, a decrease of $10.7 million, or 67%, from the $16.0 million recorded in the six months ended December 31, 2022. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the wind down and eventual liquidation of the Argyll entities where revenue producing operations were ceased on December 8, 2022. The iGaming operations of Lucky Dino, Bethard and Argyll (before Bethard and Argyll were disposed of) were also impacted by worsening investment and market conditions and regulatory changes in the Finland and the UK from fiscal 2023, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $10.3 million falling from $14.1 million to $3.8 million. Revenue in the EEG Games segment also decreased $0.4 million from $1.9 million to $1.5 million due to the disposal of EGL and the timing of hardware installations.

Cost of Revenue

Cost of revenue totaled $1.3 million in the six months ended December 31, 2023, a decrease of $4.8 million, or 79%, from the $6.1 million recorded in the six months ended December 31, 2022. The decrease is primarily attributable to the previously mentioned disposals of the Bethard Business and the Argyll operating entities and the decrease in the iGaming operations of Lucky Dino in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. The iGaming decreases include $3.2 million lower payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.5 million lower game provider expenses and $1.0 million lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.1 million lower hosting, hardware and equipment costs and other direct expenses.

Sales and Marketing

Sales and marketing expense totaled $1.6 million in the six months ended December 31, 2023, a decrease of $2.7 million, or 63%, compared to the $4.3 million recorded for the six months ended December 31, 2022. The decrease was primarily attributable to a $0.3 million reduction in marketing and $2.6 million lower affiliate costs related to the EEG iGaming segment, offset by a $0.2 million increase in corporate expense driven by our service partners.

General and Administrative

General and administrative expense totaled $11.0 million for the six months ended December 31, 2023, a decrease of $6.0 million, or 35%, compared to the $17.0 million recorded for the six months ended December 31, 2022. The decrease was primarily attributable to decreases of $2.7 million in payroll costs, $1.6 million depreciation and amortization, $0.9 million in information technology related costs and $0.3 million decrease related to other general and administrative cost from the EEG iGaming segment, decreases of $1.0 million in payroll costs and $0.2 million related to other general and administrative costs from the EEG Games segment, and $0.9 million decrease in share based compensation, $0.2 million decrease in payroll offset by $1.1 million increase related to the legal settlement with the former CEO and related legal costs, $0.4 million increase in other professional fees and $0.3 million increase in other general and administrative costs in corporate expenses.

Asset Impairment Charges

At December 31, 2023, the Company concluded that impairment indicators existed considering that the Company delisted from Nasdaq, had management changes in the EEG iGaming segment and continued to see revenues decline in the EEG iGaming segment and that they were significantly down from levels seen in the previous year and in the previous quarters and EEG Games was not performing at the level previously expected. This, the decline in the Company’s stock price and other factors were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total asset impairment charges of $13.0 million, including $3.6 million of goodwill and $8.4 million of other intangible assets from the EEG iGaming segment and $1.0 million in of goodwill from the EEG Games. Further downturns in economic, regulatory and operating conditions could result in additional impairment in future periods.

During the six months ended December 31, 2022, the Company initiated a process to evaluate the strategic options for the EEG iGaming business and subsequent to the period end, the Company appointed a new CEO and a new CFO and on January 18, 2023 sold its EEG iGaming Spanish license. This and uncertainties caused by inflation and world instability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total goodwill asset impairment charges of $16.1 million, including asset impairment charges to the goodwill to the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment.

Other Income (expense)

Other income (expense), net decreased by $9.6 million from income of $9.3 million for the six months ended December 31, 2022 to an expense of $0.3 million for the six months ended December 31, 2023. The other expense for the six months ended December 31, 2023 resulted primarily from $0.5 million of expense from the recognition of the derivative liability related to the Series C Convertible Preferred Stock after the reclass to mezzanine equity caused by lack of authorized and unissued shares and $0.1 million other non-operating losses, offset by a $0.3 million gain from the fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $0.3 million for the September 2022 Warrants issued as part of the September 2022 Offering. This was offset by a $0.1 million other non-operating gains.

The other income (expense), net for the three months ended December 31, 2022 results primarily from $2.0 million of interest expense related to the Senior Convertible Note and $2.9 million for the change in the fair value of the contingent consideration due as part of the Bethard transaction from the prior year, offset by other income primarily made up of $8.6 million for the change in the fair value of the derivative liability on Senior Convertible Note due to its elimination on the exchange to Series C Convertible Preferred Stock, $5.0 million from the reduction in fair value of the warrant liability. The driver of the change in fair value of the warrants was a decrease of $3.0 million for the September 2022 Warrants issued as part of the September 2022 Offering that decreased from the $5.3 million valued on issuance at September 19, 2022 to $2.3 million at December 31, 2022, a decrease of $1.9 million for the March 2022 Warrants from $2.1 million at June 30, 2022 to $0.2 million at December 31, 2022 and a decrease of $0.1 million in other warrants.

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

The Company considered that it had an accumulated deficit of $203.3 million as of December 31, 2023 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At December 31, 2023, the Company had $1.1 million of available cash on-hand and net current liabilities of $7.8 million. Net cash used in operating activities for the six months ended December 31, 2023 was $4.1 million, which includes a net loss of $21.8 million.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes:

(i)	approximately $1.4 million of net proceeds from the Secured Note with the holder of the Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock;
(ii)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(iii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on March 26, 2024, one business day preceding this filing, was approximately $1,300,000.

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

Our material cash requirements include sponsorships with professional teams and an online wagering and services agreement. The Company is expected to incur $0.5  million in sponsorship obligations with various sports teams, with $0.3 million being incurred within the next 12 months. The Company is also required to pay $1.25 million and issue 1 share of common stock annually under the Bally’s Corporation wagering and services agreement that extends for 10 years from July 1, 2021 and the Company has minimum annual commitments of approximately $0.4 million under the online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. Further, the Company is required to pay $0.05 million monthly for the first 9 months of the calendar year related to the legal settlement with the former CEO, until the remaining $0.45 million outstanding, as of December 31, 2023, is paid in full.

Net cash used in operating activities for the six months ended December 31, 2023 was $4.1 million, which includes a net loss of $21.8 million, offset by net non-cash adjustments of $15.8 million and changes in operating assets and liabilities of $2.0 million.

Net cash used in investing activities for the six months ended December 31, 2023 totaled less than $0.1 million principally related to the purchase of intangible assets.

Net cash provided by financing activities for the six months ended December 31, 2023 totaled $5.6 million, which included $5.2 million from use of the ATM facility, $1.0 million in net proceeds from the August 15, 2023 offering of common stock and the exercise of the related warrants, offset by $0.3 million used to redeem part of the Series D Preferred Stock and $0.3 million for the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including, with respect to the three months ended December 31, 2023, related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting estimates are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than as described below, there have been no material changes or updates to our critical accounting estimates during the six months ended December 31, 2023 as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Derivative financial instruments

The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. The Company can make an accounting policy election on the allocation order and choose the policy that management determines is most favorable. The Company elected to reclassify outstanding instruments based on allocating the unissued shares to contracts with the latest inception date resulting in the contracts with the earliest inception date being recognized as liabilities first.

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

The fair value of the derivative liability is determined using the Monte-Carlo method and the Company’s estimates for the discount rate, risk-free rate, remaining term of the conversion features and credit and non-performance risk. The valuations are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification of the derivative liability as Level 3 fair value measurements in the unaudited condensed consolidated financial statements.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” (as defined in Exchange Act Rule 12b-2), we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. For the reasons set forth below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Remediation Plans and Actions

During the six months ended December 31, 2023, and for fiscal 2024, we continue to work on implementing remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) revising the risk assessment to consider the significant changes in business composition and operations which occurred during the year ending June 30, 2023; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) engaging and experienced income tax consultant to assist management; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigating risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

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

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

On March 31, 2022, the Company filed a statement of claim against Metaverse Partners for breach of contract, fraud and defamation. The Company seeks damages in an amount to be determined at the upcoming hearing, but not less than $50,000 plus interest at the statutory rate, and an order directing the defendant to discontinue their extortion and defamation. Subsequently, on May 17, 2022, Metaverse Partners filed counterclaims in arbitration against the Company and former CEO for breach of contract, fraud and defamation claiming damages of not less than $5,000,000. The Company and Metaverse Partners have agreed to an arbitration hearing to take place in June 2024 to resolve any potential disputes pursuant to previous dealings between the companies. At this time we are unable to reasonably estimate a potential liability, if any, and expect to vigorously defend on this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended December 31, 2023, and subsequently through March 26, 2023, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

Date	Purchaser/Recipient	Security Type	Number of Securities	Consideration
July 1, 2023 – December 31, 2023	Holder of Series C Convertible Preferred Stock	Common Stock	526,503	Conversions of Series C Convertible Preferred Stock for shares of common stock

August 15, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	25	Settlement of $1,000 in Registration Delay Fees under the August 2023 Settlement Agreement

October 6, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	25	Settlement of $500 in Registration Delay Fees under the October 2023 Settlement Agreement

November 3, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	200	Settlement of $4,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 10, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	65	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 17, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	91	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 24, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	103	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

December 1, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	143	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

January 5, 2024	Member of management	Preferred Stock (Series E)	100	$1,000

Item 3. Defaults Upon Senior Securities

On December 8, 2023, the Company announced that its Board of Directors temporarily suspended the Company’s monthly cash dividend on its 10% Series A Cumulative Redeemable Convertible Preferred Stock, commencing with the December 2023 dividend. As of the date of this Quarterly Report on Form 10-Q, an aggregate of $66,876 in dividends had accrued.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

During the second quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on May 2, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed with the SEC on May 2, 2019).
3.3	Form of the Series C Convertible Preferred Note Certificate of Designations, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on March 13, 2024).
3.4	Form of the Series D Convertible Preferred Note Certificate of Designations, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed with the SEC on March 13, 2024).
3.5	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on December 22, 2023).
4.1	Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.1	Securities Purchase Agreement, dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.2	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.3	Equity Distribution Agreement, dated as of September 15, 2023, by and between Esports Entertainment Group, Inc. and Maxim Group LLC (incorporated herein by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.4	Waiver dated September 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.5	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; Subsequent Placement Optional Redemption Waiver dated October 6, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
10.6	Escrow Agreement, dated October 6, 2023, by and among the Company, Maxim Group LLC, Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, CORPORATE ESCROW MANAGEMENT INC and InBank (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
10.7	Form of Secured Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on March 13, 2024).
10.8	Form of Secured Note Agreement (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on March 13, 2024).
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: March 27, 2024	By:	/s/ Alex Igelman
Alex Igelman
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2024	By:	/s/ Michael Villani
Michael Villani
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)

