Form 10-Q
period 2024-03-31
ESPORTS ENTERTAINMENT GROUP, INC.
filed 2024-05-23
CIK 1451448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

356 2713 1276

(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 15(d) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GMBL	OTCQB
10.0% Series A Cumulative Redeemable Convertible Preferred Stock	GMBLP	OTCQB
Common Stock Purchase Warrants	GMBLW	OTC Pink
Common Stock Purchase Warrants	GMBLZ	OTC Pink

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

As of May 21, 2024, there were 1,145,980 shares of common stock, par value $0.001 issued and outstanding.

ESPORTS ENTERTAINMENT GROUP, INC.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2024

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	June 30, 2023
	(Unaudited)

ASSETS

Current assets
Cash	$957,112	$1,745,298
Restricted cash	66,903	168,304
Accounts receivable, net	5,386	93,871
Receivables reserved for users	362,294	831,942
Other receivables	267,466	497,603
Prepaid expenses and other current assets	318,222	706,030
Total current assets	1,977,383	4,043,048

Equipment, net	-	20,013
Operating lease right-of-use asset	21,154	85,517
Intangible assets, net	2,645,396	13,324,627
Goodwill	-	4,491,223
Other non-current assets	-	136,863

TOTAL ASSETS	$4,643,933	$22,101,291

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$8,353,041	$7,106,194
Liabilities to customers	219,360	664,313
Deferred revenue	1,202,122	989,027
Operating lease liability – current	24,412	95,903
Total current liabilities	9,798,935	8,855,437

Long-term debt, net of issuance costs	1,414,448	-
Derivative liability	351,011	-
Warrant liability	651,783	365,726
Deferred income taxes	-	-

Total liabilities	12,216,177	9,221,163

Commitments and contingencies (Note 10)

Mezzanine equity:
10% Series A cumulative redeemable convertible preferred stock, $0.001 par value, 1,725,000 authorized, 835,950 shares issued and outstanding, aggregate liquidation preference $9,462,954 at March 31, 2024 and $9,195,450 at June 30, 2023	8,585,932	8,083,869
Series B redeemable preferred stock, $0.001 par value, 100 authorized, no shares issued and outstanding, March 31, 2024 and June 30, 2023	-	-
Series C Convertible Preferred Stock, $0.001 par value, 20,000 authorized, 1,775 shares issued and outstanding, aggregate liquidation preference $3,944,444 at March 31, 2024	2,236,797	-
Series D Convertible Preferred Stock, $0.001 par value, 10,000 authorized, 1,811 shares issued and outstanding, aggregate liquidation preference $2,114,916 at March 31, 2024	1,178,594	-
Series E redeemable Preferred Stock, $0.001 par value, 100 authorized, 100 and 0 shares issued and outstanding, March 31, 2024 and June 30, 2023, respectively	1,000	-

Total Mezzanine equity	12,002,323	8,083,869

Stockholders’ equity (deficit)
Preferred stock $0.001 par value; 10,000,000 shares authorized	-	-
Series C Convertible Preferred Stock, $0.001 par value, 20,000 authorized, 14,601 shares issued and outstanding, aggregate liquidation preference $18,506,798 at June 30, 2023	-	14,805,438
Series D Convertible Preferred Stock, $0.001 par value, 10,000 authorized, 4,300 shares issued and outstanding, aggregate liquidation preference $5,421,245 at June 30, 2023	-	2,618,389

Common stock $0.001 par value; 1,250,000 shares authorized, 1,145,980 and 9,461 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	1,146	9
Additional paid-in capital	190,970,211	173,465,492
Accumulated deficit	(206,114,689)	(181,425,905)
Accumulated other comprehensive loss	(4,431,235)	(4,667,164)
Total stockholders’ equity (deficit)	(19,574,567)	4,796,259

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,643,933	$22,101,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net revenue	$1,723,415	$4,175,994	$6,995,259	$20,190,663

Operating costs and expenses:
Cost of revenue	474,700	1,292,743	1,765,258	7,414,814
Sales and marketing	262,849	928,692	1,834,791	5,217,584
General and administrative	2,799,644	7,369,452	13,771,533	24,399,888
Loss on disposal of businesses, net	-	4,198,362	-	4,198,362
Asset impairment charges	-	-	12,981,142	16,135,000
Total operating expenses	3,537,193	13,789,249	30,352,724	57,365,648

Operating loss	(1,813,778)	(9,613,255)	(23,357,465)	(37,174,985)

Other income (expense):
Interest expense	(9,448)	(460,914)	(9,448)	(2,490,696)
Gain on termination of lease	-	799,901	-	799,901
Loss on extinguishment of senior convertible note	-	(3,616,372)	-	(3,616,372)
Change in fair value of derivative liability	(462,997)	(1,163,979)	(999,695)	7,435,687
Change in fair value of warrant liability	(565,533)	1,412,941	(286,057)	6,435,229
Loss on contingent consideration	-	-	-	(2,864,551)
Other non-operating income (loss)	9,197	(551,921)	(36,119)	(19,085)
Total other income (expense), net	(1,028,781)	(3,580,344)	(1,331,319)	5,680,113

Income (Loss) before income taxes	(2,842,559)	(13,193,599)	(24,688,784)	(31,494,872)

Income tax benefit (expense)	-	(376)	-	(376)

Net loss	$(2,842,559)	$(13,193,975)	$(24,688,784)	$(31,495,248)

10% Series A cumulative redeemable convertible preferred stock cash dividend	-	(200,628)	(334,380)	(601,884)
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	(200,628)	-	(267,504)	-
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	(78,933)	(75,980)	(234,559)	(225,782)
Accretion of the original discount on Series C convertible preferred stock	-	-	(1,820,000)	-
Accretion of the original preferred warrant discount on Series D convertible preferred stock	(1,377,878)	-	(1,377,878)	-
Accretion of the original discount on Series D convertible preferred stock	(422,143)	-	(422,143)	-
Dividend on Series C convertible preferred stock and Series D convertible preferred stock	(33,832)	-	(589,421)	-
Deemed dividend on accretion of Series D convertible preferred Stock to redemption value	(172,636)	-	(197,377)	-
Deemed dividend on make whole provision on Series C convertible preferred stock	-	-	(4,805,990)	-
Deemed dividend from down round provision on Series C convertible preferred stock and Series D convertible preferred stock	(3,586,295)	-	(23,949,067)	-
Accretion of original derivative liability on extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	3,236,090	-	3,236,090	-
Extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	1,762,017	-	1,762,017	-
Accretion of issuance costs of Series D convertible preferred stock on extinguishment	(143,621)	-	(143,621)	-
Accretion of discount on Series C convertible preferred stock and Series D convertible preferred stock	(70,244)	-	(70,244)	-

Net loss attributable to common stockholders	$(3,930,662)	$(13,470,583)	$(53,902,861)	$(32,322,914)

Net loss per common share:
Basic and diluted loss per common share	$(3.43)	$(2,305.82)	$(95.07)	$(11,084.68)
Weighted average number of common shares outstanding, basic and diluted	1,145,980	5,842	566,997	2,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net loss	$(2,842,559)	$(13,193,975)	$(24,688,784)	$(31,495,248)

Other comprehensive loss:
Reclassification of accumulated foreign currency translation net losses to net loss as a result of the disposal of businesses	-	2,466,016	-	2,466,016
Foreign currency translation gain	11,225	107,167	235,929	117,352

Total comprehensive loss	$(2,831,334)	$(10,620,792)	$(24,452,855)	$(28,911,880)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

	Mezzanine Equity										Shareholders’ Equity (Deficit)
	10% Series A Cumulative Redeemable Convertible Preferred Stock		Series B Redeemable Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Redeemable Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	loss	(Deficit)
Balance as at July 1, 2023	835,950	$8,083,869	-	$-	-	$-	-	$-	-	$-	14,601	$14,805,438	4,300	$2,618,389	9,460	$9	$173,465,492	$(181,425,905)	$(4,667,164)	$4,796,259

Common stock and warrants issued in equity financing	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,500	3	193,497	-	-	193,500
Proceeds from exercise of pre funded warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	10,420	10	806,490	-	-	806,500
Accretion of redemption value and issuance costs for 10% Series A cumulative redeemable convertible preferred stock	-	77,442	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(77,442)	-	-	(77,442)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Dividend on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	255,523	-	87,325	-	-	(342,848)	-	-	-
Deemed dividend on make whole provision on Series C convertible preferred stock	-	-	-	-							-	3,759,649	-	-	-	-	(3,759,649)	-	-	-
Deemed dividend from down round provision on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversions of the Convertible preferred stock	-	-	-	-	-	-	-	-	-	-	(10,382.00)	(12,406,014)	-	-	124,792	125	12,405,889	-	-	-
Delay Payment for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25	-	1,935	-	-	1,935
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,078	-	-	21,078
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(335,242)	(335,242)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,798,152)	-	(4,798,152)
Balance as of September 30, 2023	835,950	$8,161,311	-	$-	-	$-	-	$-	-	$-	4,219	$6,414,596	4,300	$2,705,714	147,197	$147	$182,513,814	$(186,224,057)	$(5,002,406)	$407,808
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	-	78,184	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(78,184)	-	-	(78,184)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(133,752)	-	-	(133,752)
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	-	66,876	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(66,876)	-	-	(66,876)
Dividend on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	125,459	-	87,282	-	-	(212,741)	-	-	-
Deemed dividend on make whole provision on Series C convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	1,046,341	-	-	-	-	(1,046,341)	-	-	-
Deemed dividend from down round provision on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversions of the Convertible preferred stock	-	-	-	-	-	-	-	-	-	-	(2,444)	(4,061,731)	-	-	401,711	402	4,061,329	-	-	-
Redemption of Series D convertible preferred stock and payment of dividend	-	-	-	-	-	-	-	-	-	-	-	-	(312)	(322,120)	-	-	-	-	-	(322,120)
Deemed dividend on accretion of Series D convertible preferred Stock to redemption value	-	-	-	-	-	-	-	-	-	-	-	-	-	24,741	-	-	(24,741)	-	-	-
Delay Payment for Series D Convertible Preferred Stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	627	1	10,143	-	-	10,144
Reclass of Series C convertible preferred stock and Series D convertible preferred stock to Mezzanine Equity	-	-	-	-	1,775	3,524,665	-	-	-	-	(1,775)	(3,524,665)	-	-	-	-	-	-	-	(3,524,665)
Bifurcation of derivative	-	-	-	-	-	(1,820,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of the original discount on Series C convertible preferred stock	-	-	-	-	-	1,820,000	-	-	-	-	-	-	-	-	-	-	(1,820,000)	-	-	(1,820,000)
Issuance of common stock under the ATM, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	515,394	515	5,248,371	-	-	5,248,886
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,078	-	-	21,078
Issuance of common stock due to the reverse stock split round-up	-	-	-	-	-	-	-	-	-	-	-	-	-	-	81,051	81	(81)	-	-	-
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	559,946	559,946
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,048,073)	-	(17,048,073)
Balance as of December 31, 2023	835,950	$8,306,371	-	$-	1,775	$3,524,665	-	$-	-	$-	-	$-	3,988	$2,495,617	1,145,980	$1,146	$188,472,019	$(203,272,130)	$(4,442,460)	$(16,745,808)
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	-	78,933	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(78,933)	-	-	(78,933)
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	-	200,628	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Dividend on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	24,512	-	-	-	-	-	-	-	9,320	-	-	(33,832)	-	-	(24,512)
Deemed dividend from down round provision on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Redemption of Series D convertible preferred stock and payment of dividend	-	-	-	-	-	-	-	-	-	-	-	-	(2,177)	(2,295,822)	-	-	-	-	-	(2,295,822.00)
Deemed dividend on accretion of Series D convertible preferred Stock to redemption value	-	-	-	-	-	-	-	-	-	-	-	-	-	172,636	-	-	(172,636)	-	-	-
Accretion of the original preferred warrant discount on Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	1,377,878	-	-	(1,377,878)	-	-	-
Reclass of Series D convertible preferred Stock to Mezzanine Equity	-	-	-	-	-	-	1811	1,759,629	-	-	-	-	(1,811)	(1,759,629)	-	-	-	-	-	(1,759,629)
Bifurcation of old Series D derivative	-	-	-	-	-	-	-	(422,143)	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of the original preferred warrant discount on Series D convertible preferred stock	-	-	-	-	-	-	-	422,143	-	-	-	-	-	-	-	-	(422,143)	-	-	(422,143)
Bifurcation of Series C & Series D derivative	-	-	-	-	-	(224,762)	-	(120,501)	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of original derivative liability on extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,236,090	-	-	3,236,090
Extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	(1,132,872)	-	(629,145)	-	-	-	-	-	-	-	-	1,762,017	-	-	1,762,017
Accretion of issuance costs of Series D convertible preferred stock on extinguishment	-	-	-	-	-	-	-	143,621	-	-	-	-	-	-	-	-	(143,621)	-	-	(143,621)
Accretion of discount on Series C convertible preferred stock and Series D convertible preferred stock	-	-	-	-	-	45,254	-	24,990	-	-	-	-	-	-	-	-	(70,244)	-	-	(70,244)
Proceeds from issuance of Series E redeemable preferred stock	-	-	-	-	-	-	-	-	100	1,000	-	-	-	-	-	-	-	-	-	-
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	11,225	11,225
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,842,559)	-	(2,842,559)
Balance as of March 31, 2024	835,950	$8,585,932	-	$-	1,775	$2,236,797	1,811	$1,178,594	100	$1,000	-	$-	-	$-	1,145,980	$1,146	$190,970,211	$(206,114,689)	$(4,431,235)	$(19,574,567)

Balance as of July 1, 2022	835,950	$7,781,380	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	1,024	$1	$144,915,095	$(149,140,426)	$(7,376,114)	(11,601,444)

Accretion of redemption value and issuance costs	-	74,544	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(74,544)	-	-	(74,544)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	750	1	1,568,129	-	-	1,568,130
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	921,991	-	-	921,991
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,526,478)	(2,526,478)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,168,591)	-	(4,168,591)
Balance as at September 30, 2022	835,950	$7,855,924	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	1,774	$2	$147,130,043	$(153,309,017)	$(9,902,592)	$(16,081,564)
Accretion of redemption value and issuance costs	-	75,258	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(75,258)	-	-	(75,258)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Proceeds from issuance of Series B redeemable preferred stock	-	-	100	1,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock and pre-funded warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-		177	-	2,146,685	-	-	2,146,685
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	165	-	6,566	-	-	6,566
Foreign exchange translation	-	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-		2,536,663	2,536,663
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14,132,682)	-	(14,132,682)
Balance as of December 31, 2022	835,950	$7,931,182	100	$1,000	-	$-	-	$-	-	$-	-	$-	-	$-	2,116	$2	$149,007,408	$(167,441,699)	$(7,365,929)	$(25,800,218)
Accretion of redemption value and issuance costs	-	75,979	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(75,980)	-	-	(75,980)
10% Series A cumulative redeemable convertible preferred stock cash dividend	-	-		-	-	-	-	-	-	-	-	-	-	-	-	-	(200,628)	-	-	(200,628)
Redemption of the Series B	-	-	(100)	(1,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock and warrants issued in equity financing, net of issuance costs	-	-	-	-	-	-	-	-	-	-	-	-	-		92	-	-	-	-	-
Common stock issued on exercise of Pre-funded warrants	-	-	-	-	-	-	-	-	-	-	-	-	-	-	282	-	11,284	-	-	11,284
Conversion of senior convertible note	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,603	6	22,877,949	-	-	22,877,955
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	-		-	-	63	-	184,000	-	-	184,000
Stock based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	21,079	-	-	21,079
Foreign exchange translation	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,573,183	2,573,183
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,193,975)	-	(13,193,975)
Balance as of March 31, 2023	835,950	$8,007,161	-	$-	-	$-	-	$-	-	$-	-	$-	-	$-	8,156	$8	$171,825,112	$(180,635,674)	$(4,792,746)	$(13,603,300)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,688,784)	$(31,495,248)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment charges	12,981,142	16,135,000
Amortization and depreciation	2,411,580	5,408,467
Right-of-use asset amortization	79,896	69,597
Bad debt expense	324,558	-
Stock-based compensation	42,156	1,127,070
Loss on extinguishment of senior convertible note	-	3,616,372
Amortization of issuance costs on secured note	500	-
Increase in secured note from accrued interest	8,948	-
Change in fair value of warrant liability	286,057	(6,435,229)
Change in fair value of contingent consideration	-	2,864,551
Change in fair value of derivative liability	999,695	(7,435,687)
Loss on disposal of businesses, net	-	4,198,362
Gain on termination of lease	-	(799,901)
Changes in operating assets and liabilities:
Accounts receivable	88,485	(158,567)
Receivables reserved for users	462,465	40,638
Other receivables	39,308	(14,076)
Prepaid expenses and other current assets	417,592	588,519
Other non-current assets	-	680,409
Accounts payable and accrued expenses	1,293,525	1,947,924
Liabilities to customers	(439,459)	(2,448,734)
Deferred revenue	213,095	700,874
Operating lease liability	(71,491)	(116,391)
Net cash used in operating activities	(5,550,732)	(11,526,050)

Cash flows from investing activities:
Proceeds from the sale of Bethard Business	-	1,739,882
Proceeds from the sale of Spanish operations	-	1,200,000
Purchase of intangible assets	(62,790)	-
Purchase of equipment	-	(3,321)
Net cash used in (provided by) investing activities	(62,790)	2,936,561

Cash flows from financing activities:
Proceeds from issuance of secured note, net of issuance costs	1,405,000	-
Proceeds from equity financing, net of issuance costs	193,500	9,001,103
Proceeds from the exercise of pre-funded warrants	806,500	17,850
Proceeds from issuance of Series B redeemable preferred stock	-	1,000
Redemption of Series B redeemable preferred stock	-	(1,000)
Redemption of Series D redeemable preferred stock, net of issuance costs	(2,617,942)	-
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	1,000	-
Payment of dividends on 10% Series A cumulative redeemable convertible preferred stock	(334,380)	(601,884)
Issuance of common stock under the ATM, net of issuance costs	5,248,886	-
Repayment of senior convertible note	-	(2,778,427)
Repayment of notes payable and finance leases	-	(37,150)
Net cash provided by financing activities	4,702,564	5,601,492

Effect of exchange rate on changes in cash and restricted cash	21,371	1,026,933
Net decrease in cash and restricted cash	(889,587)	(1,961,064)
Cash and restricted cash, beginning of period	1,913,602	4,809,808
Cash and restricted cash, end of period	$1,024,015	$2,848,744

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	March 31, 2024	March 31, 2023
Cash	$957,112	$1,875,758
Restricted cash	66,903	972,986
	$1,024,015	$2,848,744

Reconciliation of cash and restricted cash to the unaudited condensed consolidated balance sheets:

	June 30, 2023	June 30, 2022
Cash	$1,745,298	$2,517,146
Restricted cash	168,304	2,292,662
	$1,913,602	$4,809,808

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Esports Entertainment Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	March 31, 2024	March 31, 2023
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$2,442,673
Income taxes	$-	$376

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of 10% Series A cumulative redeemable convertible preferred stock to redemption value	$234,559	$225,782
Undeclared dividend on 10% Series A cumulative redeemable convertible preferred stock	$267,504	$-
Increase in Senior Convertible Note from conversion of accounts payable and accrued interest	$-	$2,500,000
Conversion of Senior Convertible Notes to common stock	$-	$19,261,583
Conversion of Series C Convertible Preferred Stock to common stock	$16,467,745	$-
Common Stock issued to settle registration rights delay fee	$12,078	$-
Bifurcation of derivative	$1,820,000	$-
Accretion of the original discount on Series C convertible preferred stock	$1,820,000	$-
Deemed dividend on accretion of Series D convertible preferred Stock to redemption value	$197,377	$-
Dividend on Series C convertible preferred stock and Series D convertible preferred stock	$589,421	$-
Deemed dividend on make whole provision on Series C convertible preferred stock	$4,805,990	$-
Deemed dividend from down round provision on Series C convertible preferred stock and Series D convertible preferred stock	$23,949,067	$-
Accretion of the original preferred warrant discount on Series D convertible preferred stock	$1,377,878	$-
Bifurcation of derivative	$422,143	$-
Accretion of the original discount on Series D convertible preferred stock	$422,143	$-
Accretion of original derivative liability on extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	$3,236,090	$-
Extinguishment of Series C convertible preferred stock and Series D convertible preferred stock	$1,762,017	$-
Accretion of issuance costs of Series D convertible preferred stock on extinguishment	$143,621	$-
Bifurcation of derivative on Series C Convertible Preferred Stock dividends and Series D convertible preferred stock	$345,263	$-
Accretion of discount on Series C convertible preferred stock and Series D convertible preferred stock	$70,244	$-

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

On February 13, 2024, the Company announced it was voluntarily delisting from the Nasdaq Capital Markets, LLC (“Nasdaq”). On February 16, 2024, the Company received notice from Nasdaq that it was being suspended on Nasdaq on opening of trading on February 21, 2024. As a result of the suspension, on February 21, 2024 the Company began trading on the Over the Counter Market (the “OTC”). On February 27, 2024, the Company filed a Form 25 with the SEC to effect the delisting of its securities from Nasdaq. The Company is now subject to listing requirements of the OTC and is trading on the OTCQB tier level of the OTC.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the determination of the fair value for derivative instruments.

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

The Company considered that it had an accumulated deficit of $206,114,689 as of March 31, 2024 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At March 31, 2024, the Company had $957,112 of available cash on-hand and net current liabilities of $7,821,552. Net cash used in operating activities for the nine months ended March 31, 2024 was $5,550,732, which includes a net loss of $24,688,784.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes:

(i)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(ii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on May 21, 2024, one business day preceding this filing, was approximately $600,000.

Restricted Cash

Restricted cash includes cash reserves maintained for compliance with gaming regulations that require adequate liquidity to satisfy the Company’s liabilities to customers. Restricted cash also can include amounts held in escrow related to the execution of the an escrow agreement (as defined in Note 12) with an independent third-party escrow agent, that was entered into concurrent with a settlement agreement, dated October 6, 2023 (as defined in Note 12), pursuant to which Redemption Proceeds (as defined in Note 12) received from each closing of “at the market” sales from the Equity Distribution Agreement (as defined in Note 12) were deposited into a non-interest bearing escrow account. As of March 31, 2024 and June 30, 2023, there was $66,903 and $168,304, respectively, in restricted cash related to the liabilities to customers. There were no amounts held in escrow as of March 31, 2024 or June 30, 2023.

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

The Company evaluates its convertible notes, equity instruments and warrants, to determine if those contracts or embedded components of those contracts qualify as derivatives (Note 9). The result of this accounting treatment is that the fair value of the embedded derivative is recorded at fair value each reporting period and recorded as a liability in the balance sheet. In the event the fair value is recorded as a liability (Note 14), the change in fair value is recorded in the condensed consolidated statements of operations as other income or expense (Note 14).

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

Earnings Per Share

Basic income (loss) per share is calculated using the two-class method. Under the two-class method, basic income (loss) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential common shares had been issued if such additional common shares were dilutive. Diluted income (loss) per share includes the effect of potential common shares, such as the Company’s preferred stock, notes, warrants and stock options, to the extent the effect is dilutive. As the Company had net losses attributable to common stockholders for all the periods presented, basic and diluted loss per share are the same, and additional potential common shares have been excluded, as their effect would be anti-dilutive.

The following securities were excluded from weighted average diluted common shares outstanding for the three and nine months ended March 31, 2024 and 2023 because their inclusion would have been antidilutive:

	March 31, 2024	March 31, 2023
Common stock options	71	81
Common stock warrants	4,938	1,406
Common stock issuable upon conversion of senior convertible note	-	182
10% Series A cumulative redeemable convertible preferred stock	860,269	835,950
Common stock issuable on conversion of Series C convertible preferred stock	4,617,717	-
Common stock issuable on conversion of Series D convertible preferred stock	2,476,259	-
Common stock issuable on conversion of Series D convertible preferred stock issuable from exercise of Series D preferred stock warrants issued in the Series D convertible preferred stock offering	5,594,588	-
Total	13,553,842	837,619

The table includes the number of shares of common stock potentially issuable upon a conversion of the Series C Convertible Preferred Stock (the “Series C Preferred Stock”), and Series D Convertible Preferred Stock (the “Series D Preferred Stock”) into shares of common stock. The table also includes any shares of common stock that would be issuable upon conversion of the Series D Preferred Stock issuable upon exercise of the preferred warrants issued in the Series D Preferred Stock offering. The conversion price used to estimate the number of common stock issuable for the Series C Preferred Stock, Series D Preferred Stock and common stock issuable on conversion of Series D Preferred Stock issuable from exercise of Series D Preferred Stock warrants (the “Series D Preferred Warrants”), was 90% of the Company’s Closing Price of $0.854 on March 31, 2024. Issuances of shares of common stock upon conversion of the Series D Preferred Stock and Common Warrants.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosures. The guidance expands the disclosures required for reportable segments in annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its unaudited condensed consolidated financial statements.

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

Note 3 – Other Receivables

The components of other receivables are as follows:

	March 31, 2024	June 30, 2023
Indirect taxes	$131,107	$21,024
Other	136,359	476,579
Other receivables	$267,466	$497,603

Note 4 – Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets are as follows:

	March 31, 2024	June 30, 2023
Prepaid marketing costs	$18,378	$53,365
Prepaid insurance	241,258	265,974
Prepaid gaming costs	6,955	375,082
Other	51,631	11,609
Prepaid expenses and other current assets	$318,222	$706,030

Note 5 – Equipment

The components of equipment are as follows:

	March 31, 2024	June 30, 2023
Computer equipment	$-	$36,630
Furniture and equipment	-	35,943
Equipment, at cost		72,573
Accumulated depreciation	-	(52,560)
Equipment, net	$-	$20,013

Depreciation expense was $0 and $19,194 for the three months ended March 31, 2024 and 2023 and $8,757 and $55,506 for the nine months ended March 31, 2024 and 2023, respectively. All Equipment depreciation expense was for the EEG iGaming segment.

During the three and nine months ended March 31, 2024, the Company recognized a total impairment charge of $0 and $13,192, respectively on its Equipment long-lived assets. All Equipment asset impairment charges were for the EEG iGaming segment. There were no impairment charges on Equipment long-lived assets identified for the three and nine months ended March 31, 2023.

Note 6 – Goodwill and Intangible Assets

A summary of the changes in the balance of goodwill by segment is as follows:

	EEG iGaming	EEG Games	Total

Goodwill, balance as of June 30, 2023	$3,511,391	$979,832	$4,491,223
Foreign currency translation	44,949	-	44,949
Asset impairment charges	(3,556,340)	(979,832)	(4,536,172)
Goodwill, balance as of March 31, 2024	$-	$-	$-

Previously, at December 31, 2023, the Company concluded that impairment indicators existed considering that the Company delisted from Nasdaq, had management changes in the EEG iGaming segment and continued to see revenues decline in the EEG iGaming segment and they were significantly down from levels seen in the previous year and in the previous quarters and EEG Games segment was not performing at the level previously expected. This, the decline in the Company’s stock price and other factors were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment.

The Company performed its impairment tests on its long-lived assets, including its definite-lived intangible assets using an undiscounted cash flow analysis to determine if the cash flows expected to be generated by the asset groups over the estimated remaining useful life of the primary assets were sufficient to recover the carrying value of the asset groups, which were determined to be at the business component level. Based on the circumstances described above during the nine months ended March 31, 2024, the Company determined that the EEG Games asset group was recoverable under the undiscounted cash flow recoverability test but the EEG iGaming asset group was not recoverable. Accordingly, the Company estimated the fair value of its EEG iGaming individual long-lived assets to determine if any asset impairment charges were present. The Company’s estimation of the fair value of the definite-lived intangible assets considering the current results and impacts expected from the delisting from Nasdaq and concluded that the fair values of the EEG iGaming intangibles were no longer recoverable and at December 31, 2023, recognized impairment totaling $1,380,280 for tradename, $2,546,981 for developed technology and software, $4,252,423 for player relationships and $252,094 for internal-use software. The table below reflects the adjusted gross carrying amounts for these intangible assets. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the three months ended March 31, 2024.

During the three months ended March 31, 2023 the Company recognized loss on disposal of businesses that included $2,116,882 of goodwill for the Bethard Business. There were no asset impairment charges for long-lived assets, including definite-lived intangible assets, for the three and nine months ended March 31, 2023.

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

Similarly, in the prior fiscal year, at December 31, 2022, the Company recognized goodwill impairments of $14,500,000 for the iGaming Malta reporting unit of the EEG iGaming segment, and goodwill of $1,635,000 for the GGC reporting unit, in the EEG Games segment, totaling $16,135,000 in asset impairment charges in the unaudited condensed consolidated statements of operations.

In total, as described in detail above, the Company recorded $0 and $12,967,950 of goodwill and intangible asset impairment charges for the three and nine months ended March 31, 2024, respectively, and $0 and $16,135,000 of goodwill asset impairment charges for the three and nine months ended March 31, 2023, respectively.

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

The table below reflects the adjusted gross carrying amounts for these intangible assets. The intangible amounts comprising the intangible asset balance are as follows:

	March 31, 2024			June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradename	$900,333	$(196,436)	$703,897	$2,801,963	$(566,501)	$2,235,462
Developed technology and software	3,400,333	(1,632,160)	1,768,173	9,240,018	(3,757,061)	5,482,957
Gaming licenses	-	-	-	724,431	(724,431)	-
Player relationships	333,334	(160,008)	173,326	10,022,587	(4,621,655)	5,400,932
Internal-use software	-	-	-	226,438	(21,162)	205,276
Total	$4,634,000	$(1,988,604)	$2,645,396	$23,015,437	$(9,690,810)	$13,324,627

During the three months and nine months ended March 31, 2024, the Company recorded amortization expense for its intangible assets of $248,575 and $2,402,823, respectively. The amortization for EEG iGaming segment was $0 and $1,657,097, and for the EEG Games segment was $248,575 and $745,726, for the three and nine months ended March 31, 2024, respectively. During the three months and nine months ended March 31, 2023, the Company recorded amortization expense for its intangible assets of $1,600,399 and $5,352,961, respectively. The amortization for EEG iGaming segment was $1,351,833 and $4,607,244, and for the EEG Games segment was $248,566 and $745,717, for the three and nine months ended March 31, 2023, respectively.

The estimated future amortization related to definite-lived intangible assets is as follows:

Remainder of Fiscal 2024	$248,575
Fiscal 2025	994,298
Fiscal 2026	919,617
Fiscal 2027	98,218
Fiscal 2028	98,218
Thereafter	286,470
Total	$2,645,396

Note 7 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows:

	March 31, 2024	June 30, 2023
Trade accounts payable	$4,416,986	$4,469,927
Accrued marketing	2,073,315	1,054,085
Accrued payroll and benefits	358,528	298,636
Accrued gaming liabilities	77,871	145,393
Accrued professional fees	559,774	286,314
Accrued jackpot liabilities	-	91,892
Accrued legal settlement (Note 10)	300,000	-
Accrued other liabilities	566,567	759,947
Total	$8,353,041	$7,106,194

Note 8 – Related Party Transactions

The Company’s Chief Executive Officer owns less than 5% of Oddin.gg, a vendor of the Company, that was owed $0 and $47,895 by the Company as of March 31, 2024 and June 30, 2023, respectively. The Company incurred no cost of revenue to Oddin.gg for the three and nine months ended March 31, 2024 and $0 and $72,107 cost of revenue for the three and nine months ended March 31, 2023. On October 3, 2023, the Company signed an agreement to integrate the Oddin.gg esports iFrame solution that is expected to allow the Company to offer esports wagering to its iGaming customers. The integration of the Oddin.gg’s esports iFrame solution has been completed by the Company and is expected to be utilized towards the end of fiscal 2024. The agreement requires the Company to pay Oddin.gg a revenue share based on the net gaming revenues generated from esports wagering.

The Company reimbursed the former Chief Executive Officer for office rent and related expenses. The Company incurred no charges to the former Chief Executive Officer for office expense reimbursement for the three and nine months ended March 31, 2024. The Company incurred charges owed to the former Chief Executive Officer for office expense reimbursement of $0 and $1,200 for the three and nine months ended March 31, 2023, respectively. The former Chief Executive Officer was terminated by the Board from his position as Chief Executive Officer on December 3, 2022. The former Chief Executive Officer resigned from the Board on December 23, 2022. Other than the remaining amount of the legal settlement of $300,000 remaining to be paid (as described in Note 10), there were no amounts payable to the former Chief Executive Officer as of March 31, 2024 and June 30, 2023.

On May 4, 2017, the Company entered into a services agreement and a referral agreement with Contact Advisory Services Ltd., an entity that is partly owned by a member of the Board of Directors. The Company incurred general and administrative expenses of $17,945 and $30,138 for three and nine months ended March 31, 2024, respectively, and $4,255 and $10,776 for three and nine months ended March 31, 2023, respectively, in accordance with these agreements. As of March 31, 2024 and June 30, 2023, there was approximately $10,100 and $12,700 amounts payable to Contact Advisory Services Ltd, respectively.

The Company’s Chief Operating Officer was previously its former Chief Financial Officer and Chief Operating Officer and his services as the former Chief Financial Officer and Chief Operating Officer were previously retained through a consultancy agreement dated April 2, 2022 and an employment agreement dated April 2, 2022. The Company remitted monthly payments to its former Chief Financial Officer of NZD 36,995 ($23,524 translated using the exchange rate in effect at June 30, 2022) under the consultancy agreement and $500 per month under the employment agreement. In connection with this appointment the Company provided a one-time issuance of 2,000 shares of Common Stock to the former Chief Financial Officer and Chief Operating Officer. The former Chief Financial Officer and Chief Operating Officer resigned from his roles on December 31, 2022, and the consultancy agreement and employment agreement were terminated. He later rejoined the Company as the Chief Operating Officer on May 29, 2023 under a new employment agreement and subsequently resigned from his position as Chief Operating Officer, effective April 30, 2024, and remains in his position as a member of the Company’s Board of Directors.

Note 9 – Debt

Secured Note Purchase Agreement and Secured Note

On March 7, 2024, the Company entered into an agreement (the “Secured Note Purchase Agreement”) and a Secured Promissory Note Agreement (the “Secured Note Agreement”), with the holder of its Series C Preferred Stock and Series D Preferred Stock (the “Holder”), pursuant to which the Company issued the Holder a secured promissory note (the “Secured Note”) for approximately $1,420,000 (the “Secured Note”), including $15,000 of issuance costs. The key terms of the Secured Note Agreement include:

●	Security of the Secured Note by a first priority security interest in all of the Company’s tangible and intangible personal property;

●	A maturity date of March 7, 2026;

●	Accrued interest to the outstanding principal balance of the Secured Note at a rate of 10% per annum. All interest shall be payable quarterly in-kind by adding the amount of accrued interest to the outstanding principal balance of the Secured Note on the last Business Day of each calendar quarter;

If an event of default occurs, including, failure to pay, breach of representatives and warranties, bankruptcy, breach of covenants described in the Secured Note, commencement of proceeding by the Company against the Holder, as defined in the Secured Note Agreement occurs, the Holder can declare the entire principal amount and all accrued and unpaid interest and all other amounts payable, immediately due and payable, and the amount to be collected may be subject to a 12.0% per annum default rate.

The Secured Note Purchase Agreement contains representations of the parties that are generally customary of this type of transaction. The Company also agreed to indemnify the Holder of the Secured Note for certain matters described in the Secured Note Purchase Agreement.

Components of Long-Term Debt

The components of the Company’s long-term debt follows:

	March 31, 2024	June 30, 2023
Current portion of long-term debt, net of issuance costs	$-	$-
Long-term debt, net of issuance costs	1,414,448	-
Total	$1,414,448	$-

The maturities of long-term debt are as follows:

Remainder of Fiscal 2024	$-
Fiscal 2025	-
Fiscal 2026	1,428,948
Fiscal 2027	-
Fiscal 2028		-
Fiscal 2029		-
Total payments	$1,428,948
Less: deferred issuance costs	(14,500)
Value of long-term debt	1,414,448

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

On January 27, 2023, the Company received the written consent of the Holder to lower the conversion price of the Senior Convertible Note to 90% of the lowest volume-weighted average price (“VWAP”) (as defined in the Senior Convertible Note) of the Common Stock for a trading day during the five (5) consecutive trading day period ending, and including, the applicable date that the conversion price is lowered for purposes of a conversion, in accordance with Section 7(g) of the Senior Convertible Note (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events during such measuring period) until further written notice to the Holder from the Company. From January 27, 2023 through April 28, 2023, the date of the Senior Convertible Note was converted to Series C Preferred Stock, pursuant to the debt for equity exchanges, and after increasing the Senior Convertible Note by $2,950,010, for fees of $450,010 and converted accrued liabilities of $2,500,000 pursuant to an amendment and waiver dated February 16, 2023 (the “Amendment”) related to the sale of the Bethard Business, the Holder exchanged $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 2,242,143 shares of our common stock, at the lowered conversion prices (the “Exchanges”) and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions. Following the Exchanges and the impact of the Amendment, $15,910,000 in aggregate principal amount of the Senior Convertible Note remained outstanding until April 28, 2023, when it was converted to the Series C Preferred Stock.

Senior Convertible Note Make-Whole Derivative Liability

Prior to the conversion of the Senior Convertible Note into the Series C Preferred Stock on April 28, 2023, the make-whole provision in the Senior Convertible Note was a derivative liability. This considered that the Company had obtained debt waivers from the Holder for its breaches of debt covenants. The Company’s historical stock price had also traded at levels significantly in excess of the Conversion Floor Price.

On April 28, 2023, the date of the conversion of the Senior Convertible Note into the Series C Preferred Stock the derivative liability was eliminated and no balance is recorded in the unaudited condensed consolidated balance sheet at March 31, 2024 and June 30, 2023. No amounts were recognized in the three and nine months ended March 31, 2024 due to the elimination of the Senior Convertible Note derivative liability. The Company recognized a change in fair value of derivative liability on Senior Convertible Note of a loss of $1,163,979 and a gain of $7,435,687 in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023.

Series C Convertible Preferred Stock and Series D Convertible Preferred Stock Make-Whole Derivative Liability Warrants

The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. The Company can make an accounting policy election on the allocation order and choose the policy that management determines is most favorable. The Company elected to reclassify outstanding instruments based on allocating the unissued shares to contracts with the latest inception date resulting in the contracts with the earliest inception date being recognized as liabilities first. Due to the issuances of shares during the nine months ended March 31, 2024, and the lack of authorized and unissued shares available, the Company was required to assess its classification of its equity instruments during this period. On December 5, 2023 the Company determined it did not have enough authorized and unissued shares to satisfy the Series C Preferred Stock and using the last contract entered into sequencing election. Due to this the amounts of the carrying amount of the Series C Preferred Stock was reclassed to Mezzanine equity in the unaudited condensed consolidated balance sheet and the Company determined that a derivative related to the Series C conversion feature was required (the “Original Series C Derivative”). Subsequently, on the delisting from Nasdaq, the Series D Preferred Stock was reclassed to Mezzanine equity in the condensed consolidated balance sheet and the Company determined that a separate derivative related to the Series D conversion feature was also required (the “Original Series D Derivative”). On March 7, 2024, with the amendments to the to the Series C Preferred Stock and Series D Preferred Stock Certificates of Designations, the Company determined that a compound derivative related to the conversion features and certain triggering events was required for the Series C Preferred Stock (the “New Series D Derivative”) and the Series D Preferred stock (the “New Series D Derivative”), (the New Series C Derivative and the New Series D Derivative are together referred to as the “New Derivatives”) and the Original Series C Derivative and the Original Series D Derivative were extinguished. The New Series C Derivative, the New Series D Derivative, the Original Series C Derivative and the Original Series D Derivative were recorded at fair value using a Monte-Carlo method with assumptions that fluctuate based on the Company’s share price, market capitalization, assets carrying value, and the Company’s estimates of the discount rate, risk-free rate, remaining term of the conversion features and credit and non-performance risk. The valuation of Original Series C Derivative and the Original Series D Derivative and the derivative are derived from techniques which utilize inputs, certain of which are significant and unobservable, that result in classification as Level 3 fair value measurements. A liability of $1,820,000 was recorded on December 5, 2023 on the initial recognition the Original Series C Derivative. The fair value of the Original Series C Derivative on March 7, 2024 was $2,663,586, resulting in a loss of $306,888 and $2,126,888 (Note 14) for the three and nine months ended March 31, 2024, being recorded in change in fair value of derivative liability (Note 14) in the unaudited condensed consolidated statement of operations. The Original Series C Derivative was extinguished on March 7, 2024, with the remaining balance of $2,663,586 (Note 14) being recorded to additional paid-in capital (Note 14) in the unaudited condensed consolidated balance sheet. On February 20, 2024, the date the Company was delisted from Nasdaq, a liability of $422,141 was recorded on the initial recognition the Original Series D Derivative. The fair value of the Original Series D Derivative on March 7, 2024 was $572,502, resulting in a loss of $150,361 (Note 14) being recorded in change in fair value of derivative liability (Note 14). The Original Series D Derivative was extinguished with the remaining balance of $572,502 (Note 14) being recorded to additional paid-in capital (Note 14) in the unaudited condensed consolidated balance sheet. Subsequent to the Amendment, on March 7, 2024, the Company recorded the fair value liability for the New Derivatives of $345,263 (Note 14), with $224,762 recorded for the New Series C Derivative and $102,501 recorded for the New Series D Derivative. The fair value of the New Derivatives on March 31, 2024 was $351,011 (Note 14), with a fair value of $228,504 for the New Series C Derivative and a fair value of $122,507 for the New Series D Derivative and the of loss $5,748 (Note 14) recorded in change in fair value of derivative liability (Note 14) in the unaudited condensed consolidated statement of operations. The total change in fair value of derivative liability loss in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2024, was $462,997 and $999,695, respectively.

Series D Preferred Stock Warrants

On May 22, 2023, as part of the offering to the Holder of Series D Preferred Stock, the Company issued Common Warrants to purchase 3,583 shares of our common stock at a price of $784 per share and preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share.

On February 20, 2024, the last day the Company traded on Nasdaq, the Company assessed the classification of its equity-linked instruments and determined whether the Company had enough authorized and unissued shares to satisfy the Series D Preferred Warrants after consideration of the last contract entered into sequencing election. This resulted in the Series D Preferred Warrants being classified as a liability on this date. The fair value as of February 20, 2024, of the Series D Preferred Warrants was zero, due to the value of the Series C Preferred Stock and Series D Preferred Stock and related derivative liabilities and the credit and non-performance risk assumptions taken by the Company. The fair value of the Series D Preferred Warrants, as of March 31, 2024, was a liability of $625,908, with the change in fair value of warrant liability of $625,908 recorded as a loss in the condensed consolidated statement of operations for the three and nine months ended March 31, 2024. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

The Company determined the September 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Warrant Agreement, pursuant to which the September 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the September 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On September 19, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the September 2022 Warrants to be $5,286,288. On March 31, 2024 and June 30, 2023, the Company determined the total fair value of the September 2022 Warrants to be $0 and $251,876, respectively. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2024 were gains of $0 and $251,876, respectively. The change in fair value of the September 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023 were gains of $1,565,215 and $4,584,049, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

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

The Company determined the March 2022 Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Common Stock Purchase Warrant Agreement pursuant to which the March 2022 Warrants were purchased, which includes a change in control. The Company has recorded a liability for the March 2022 Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. On March 2, 2022, the date of the Common Stock issuance, the Company determined the total fair value of the March 2022 Offering Warrants to be $9,553,500 and on the date of the Common Stock issuance, the Company determined the total fair value of the April 2022 Overallotment to be $607,500. On March 31, 2024 and June 30, 2023, the Company determined the total fair value of the March 2022 Warrants to be $25,875 and $113,850, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2024, were gains of $60,375 and $87,975, respectively. The change in fair value of the March 2022 Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2023, were a loss of $169,050 and a gain of $1,728,450, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Series A and Series B Warrants

On June 2, 2021, the Company issued 50 Series A Warrants and 50 Series B Warrants (the Series B Warrants expired June 2, 2023) to the holder of the Old Senior Convertible Note. The Exchange Agreement pursuant to which the Old Senior Convertible Note was exchanged for the Senior Convertible Note, the Note to Preferred Stock Exchange Agreement and conversion to the Series C Preferred Stock did not impact the Series A Warrants and Series B Warrants previously issued and outstanding. The Series A Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at an exercise price of $700,000. The Series A Warrants are callable by the Company should the volume weighted average share price of the Company exceed $1,300,000 for each of 30 consecutive trading days following the date such warrants become eligible for exercise. The Series A Warrants also contain a beneficial ownership limitation of 4.99% which may be increased up to 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase.

The Company determined the Series A and Series B Warrants should be classified as a liability as the warrants are redeemable for cash in the event of a fundamental transaction, as defined in the Senior Convertible Note, which includes a change in control. The Company has recorded a liability for the Series A Warrants and Series B Warrants at fair value on the issuance date with subsequent changes in fair value reflected in earnings. At March 31, 2024 and June 30, 2023, the Company determined the total fair value of the Series A Warrants to be $0 (Series B Warrants expired June 2, 2023). There was no change in the fair value of the Series A Warrants liability recorded in the unaudited condensed consolidated statement of operations for the three and nine months ended March 31, 2024. The change in fair value of the Series A Warrants and Series B Warrants liability recorded in the unaudited condensed consolidated statements of operations for the three and nine months ended months ended March 31, 2023 were gains of $16,777 and $122,730, respectively. See Note 14 for additional disclosures related to the change in the fair value of the warrant liabilities.

Note 10 – Commitments and contingencies

Commitments

On August 17, 2020, the Company entered into an agreement with Bally’s Corporation, an operator of various online gaming and wagering services in the state of New Jersey, USA, to assist the Company in its entrance into the sports wagering market in New Jersey under the State Gaming Law. The commencement date of the arrangement with Bally’s Corporation was March 31, 2021. The Company paid $1,550,000 and issued 2 shares of Common Stock in connection with the commencement of the arrangement. The Bally’s Corporation agreement extends for 10 years from July 1, 2021, the date of commencement, requiring the Company to pay $1,250,000 and issue 1 share of Common Stock on each annual anniversary date. As of March 31, 2024, the future annual commitments by the Company under this agreement are estimated at $1,250,000 and 1 share of Common Stock payable each year through the year ended June 30, 2030. During each of the three and nine months ended March 31, 2024 and 2023, the Company recorded $340,890 and $1,019,556, and respectively, in sales and marketing expense for its arrangement with Bally’s Corporation. There was approximately $2,266,280 and $1,250,000 in accounts payable and accrued expenses in the unaudited condensed consolidated financial statements outstanding and payable to Bally’s Corporation as of March 31, 2024 and June 30, 2023, respectively. On October 28, 2022, the Company determined that it would close down its vie.gg New Jersey operations and exit its transactional waiver from the New Jersey Division of Gaming Enforcement. On September 28, 2023, the Company entered into an online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. The agreement has annual commitment of approximately $385,000.

The Company has signed a subscription and operating agreement with Game Fund Partners LLC to support the development of a planned $300,000,000 game fund. Under the agreements, the Company will initially invest approximately $2,000,000 of Company shares into 20% of the general partnership of the fund, and the Company will become part of the management and investment committee that manages an investment fund focused on joint projects and investment vehicles to fuel growth in the areas of gaming, data, blockchain, online gaming, and joint casino hotel investments. The Company has agreed to contribute 3 shares to the fund during the period in which the fund receives total capital commitments of $100,000,000. The Company has agreed to contribute an additional 3 shares to the fund during the period in which the fund reaches total capital commitments of $200,000,000. As of March 31, 2024, the Company has not contributed any shares of its Common Stock to the fund.

In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with professional teams as part of its marketing efforts to expand competitive esports gaming. During the three and nine months ended March 31, 2024, the Company recorded $89,560 and $270,648, respectively, and during the three and nine months ended March 31, 2023, the Company recorded $146,840 and $963,023, respectively, in sales and marketing expense for these arrangements. As of March 31, 2024, the commitments under these agreements are estimated at approximately $70,000 for the remainder of the year ending June 30, 2024 and approximately $225,000 for the year ended June 30, 2025.

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

Pursuant to the Legal Settlement Agreement, Mr. Johnson and the Company settled the Actions and provided a general release of all claims, whether or not raised in the pending litigation, and included mutual non-disparagement agreements. No party admitted any liability by entering into the Legal Settlement Agreement. Pursuant to the Legal Settlement Agreement, the Company has agreed to make an aggregate payment of $500,000 in cash to Mr. Johnson (which among includes attorneys’ fees and costs), comprised of an initial payment of $50,000 beginning approximately thirty (30) days after the signing of the Legal Settlement Agreement, with subsequent payments of $50,000 due on each subsequent thirtieth (30th) day of each month thereafter until fully paid. The case regarding the above Actions and settlement is captioned Grant Johnson v. Esports Entertainment Group, Inc. 1:22-cv-10861 (SDNY). As of March 31, 2024, the Company has recorded $300,000 as a liability in accounts payable and other accrued expenses in the unaudited condensed consolidated balance sheet and an expense of $0 and $500,000 for the three and nine months ended March 31, 2024, in general and administrative expenses in the unaudited condensed consolidated statement of operations.

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

In determining the appropriate level of specific liabilities, if any, the Company considers a case-by-case evaluation of the underlying data and updates the Company’s evaluation as further information becomes known. Specific liabilities are provided for loss contingencies to the extent the Company concludes that a loss is both probable and estimable. Other than related to the Legal Settlement Agreement discussed above, the Company did not have any liabilities recorded for loss contingencies as of March 31, 2024 and June 30, 2023. However, the results of litigation are inherently unpredictable, and the possibility exists that the ultimate resolution of one or more of these matters could result in a material effect on the Company’s financial position, results of operations or liquidity.

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

A disaggregation of revenue by type of service for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Online betting and casino revenues	$1,000,201	$3,437,387	$4,797,208	$17,571,219
Esports and other revenues	723,214	738,607	2,198,051	2,619,444
Total	$1,723,415	$4,175,994	$6,995,259	$20,190,663

A summary of revenue by geography follows for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
United States	$723,214	$510,874	$2,198,051	$1,905,255
International	1,000,201	3,665,120	4,797,208	18,285,408
Total	$1,723,415	$4,175,994	$6,995,259	$20,190,663

The Company’s revenue from EEG iGaming is principally recognized at the point in time when gaming occurs. The Company’s EEG Games revenue is recognized at a point in time for hardware and equipment and consulting services typically when a customer obtains control or receives the service and over time for subscriptions, maintenance, licensing and event management using the input method of time lapsed to measure the progress toward satisfying the performance obligation. A summary of revenue recognized at a point in time or over time is for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Point in time	$1,120,051	$3,790,880	$5,374,098	$19,171,824
Over time	603,364	385,114	1,621,161	1,018,839
Total	$1,723,415	$4,175,994	$6,995,259	$20,190,663

The deferred revenue balances were as follows:

	March 31, 2024	March 31, 2023
Deferred revenue, beginning of the year	$989,027	$575,097
Deferred revenue, end of the period	$1,202,122	$1,275,971
Revenue recognized in the nine months ended from amounts included in deferred revenue at the beginning of the year	$791,132	$500,829

The majority of the deferred revenue at March 31, 2024 is expected to be recognized over the twelve months ending March 31, 2025.

A summary of long-lived assets by geography at March 31, 2024 and June 30, 2023 is as follows:

	March 31, 2024	June 30, 2023
United States	$2,645,396	$5,146,469
International	21,154	12,911,774
Total	$2,666,550	$18,058,243

Note 12 – Equity

Common Stock

The following is a summary of common stock issuances for the nine months ended March 31, 2024:

●

During the nine months ended March 31, 2024, on August 15, 2023, the Company entered into a securities purchase agreement with the Holder (the “RD SPA”). The RD SPA related to an offering of (a) 2,500 shares of our common stock, $0.001 par value per share, for a price of $77.40 per share, directly to the Holder and (b) pre-funded warrants to purchase 10,420 shares of our common stock at a price of $77.40 per warrant, directly to the Holder (the “RD Pre-funded Warrants”), with all but $0.40 per warrant prepaid to the Company at the closing of the offering. The RD Pre-funded Warrants were exercisable immediately upon issuance. The exercise price of each RD Pre-funded Warrant was $77.40 per share of common stock, of which $77.00 was prepaid. The offering closed on August 15, 2023. On August 16, 2023 all the Pre-funded Warrants were exercised.

The RD SPA included the Holder waiving its rights to require the Company to cause a Subsequent Placement Optional Redemption (as defined in each of the Series C Preferred Stock Certificate of Designations (the “Series C Certificate of Designations”) and Series D Preferred Stock Certificate of Designations (the “Series D Certificate of Designations) (together the “Preferred Stock Certificates of Designations”) using the gross proceeds from the sale of the shares of common stock and warrants (including from the exercise thereof) and its rights to participate in an Eligible Subsequent Placement (as defined in each of the Preferred Stock Certificates of Designations) pursuant to Section 7(b) of the Preferred Stock Certificates of Designations, but only with respect to the offering and sale of the Securities contemplated by the RD SPA. As a result, the Company did not make any payments from the gross proceeds to the Holder. The gross proceeds from the issuance and sale of the shares of common stock were $193,500 and RD Pre-funded Warrants, were $806,500, before deducting the estimated offering expenses payable by the Company.

●

From July 1, 2023, through March 31, 2024, the Holder exchanged $16,309,814 in Series C Preferred Stock and $157,931 in accrued dividends, for 526,503 shares of our common stock at conversion prices equal to 90% of the lowest VWAP (as defined in the Senior Convertible Note) of our common stock for a trading day during the ten consecutive trading day period ending, and including, the applicable date that the conversion price was lowered for purposes of a conversion, or the floor price then in effect. The reduction in the Series C Preferred Stock was offset by the aggregate Alternate Conversion Floor Amount of $4,805,990 and additional accrued dividends of $247,563 over the same period.

Under the Settlement Agreements, dated August 15, 2023 (the “August 2023 Settlement Agreement”), as described below and October 6, 2023 (the “October 2023 Settlement Agreement”), between the Company and the Holder, in the event that the conversion price then in effect, as may be adjusted under the Settlement Agreements, is greater than 90% of the lowest VWAP of the common stock during the ten consecutive trading day period ending and including the trading day of an applicable conversion notice, the accrued and unpaid dividends on the outstanding shares of preferred stock shall automatically increase, pro rata, by the applicable Alternate Conversion Floor Amount (as defined in the Preferred Stock Certificates of Designations) or, at the Company’s option, the Company shall deliver the applicable Alternate Conversion Floor Amount to the holder on the applicable date of conversion. The Company’s shares of common stock issued in connection with these conversions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued to an existing Holder of the Company’s securities without commission or additional consideration in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. As of March 31, 2024, the following these conversions, the number Series C Preferred Stock shares outstanding reduced to 1,775 from 14,601 at June 30, 2023, and $3,549,177 in aggregate amount of the Series C Preferred Stock remained outstanding, offset by a remaining discount of $1,312,380 that is being amortized on a straight line basis through March 7, 2026.

●

During the nine months ended March 31, 2024, per the August 2023 Settlement Agreement entered into with the Holder for the Company to issue common stock in partial settlement of the Registration Rights Fees payable (“RRA Fees”) under the Registration Rights Agreement (the “Series D RRA”), in connection with a delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts to avoid such delay, the Company agreed to initially issue 25 shares at $40.00 per share in partial settlement of RRA Fees.

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

During the nine months ended March 31, 2024, in addition to the issuances on August 17, 2023, and on October 6, 2023, as part of the Further Settlements, the Company issued 200 shares at $20.00 per share on November 3, 2023, 65 shares at $15.41 per share on November 10, 2023, 91 shares at $10.92 per share on November 17, 2023, 103 shares at $9.72 per share on November 24, 2023, 143 shares at $7.00 per share December 1, 2023 at 90% of the lowest VWAP per share of the common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the additional share settlement.

Due to the down round price protection provision on the Series C Preferred Stock and Series D Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to the Further Settlements for both the Series C Preferred Stock and Series D Preferred Stock to the conversion price as defined above, of $20,362,772 based on the incremental value to the Holder due to the conversion price reduction. The incremental value was determined by computing the additional shares the Series C Preferred Stock and Series D Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $77.40 as of August 17, 2023, $38.60 as of October 6, 2023, $17.04 as of November 10, 2023, $11.92 as of November 17, 2023, $10.88 as of November 24, 2023, $7.44 as of December 1, 2023.

Further, after the Reverse Stock Split December 2023 the conversion price of the Series C Preferred Stock and Series D Preferred Stock was adjusted pursuant to section 9(d)i of the Series C Preferred Stock and Series D Preferred Stock Certificates of Designations whereby the conversion price was set to $2.2997 based off of 80% of the average of the 3 lowest VWAPs between the period December 22, 2023 and January 18, 2024. This resulted in an additional incremental value of $3,586,295.

The total incremental value from the down round price protection and from the adjustment pursuant to the reverse stock split is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders of $3,586,295 and $23,949,067 in the three and nine months ending March 31, 2024, respectively.

As discussed below, the Company obtained a partial waiver of the Holder’s Redemption Amounts, for the nine months ended March 31, 2024, the Company sold an aggregate of 515,394 shares through “at the market” (or “ATM”) sales (“ATM Sales”) for gross proceeds of $5,452,460. The net proceeds from these ATM Sales under the ATM equity offering program of approximately $5,248,886 were allocated 50% to the Company, and 50% to the Holder, pursuant to the October Settlement Agreement. Fees paid to the agent related to these ATM Sales were approximately $203,574.

As of March 31, 2024, there were no remaining Redemption Proceeds (as defined below) instructed for deposit into the Escrow Account for the Holder. During the three and nine months ended March 31, 2024, there was $2,295,822 of the Redemption Proceeds (as defined below) disbursed from the Escrow Account to the Holder for redemption of $2,609,011 of Series D Preferred Stock and $8,931 in accrued dividends for 2,489 shares of Series D Preferred Stock. As of March 31, 2024, the following these conversions, the number Series D Preferred Stock shares outstanding reduced to 1,811 from 4,300 at June 30, 2023, and $1,903,252 in aggregate amount of the Series D Preferred Stock remained outstanding, offset by a remaining discount of $724,658 that is being amortized on a straight line basis through March 7, 2026.

During the nine months ended March 31, 2024, in connection with the rounding up from the Reverse Stock Split December 2023, the Company issued 81,051 shares of common stock at par value.

The following is a summary of Common Stock issuances for the nine months ended March 31, 2023:

●	During the nine months ended March 31, 2023, as part of the September 2022 Offering, the Company sold 750 units at $10,000, consisting of one share of Common Stock and one warrant with an exercise price of $10,000, for gross proceeds of $7,536,000. The Company recorded the issuance of these shares at a fair value of $1,568,130 comprised of $6,854,418 of cash received from the offering equal to the gross proceeds, net of $681,582 issuance costs, and net of the fair value of the September 2022 Warrant liability of $5,286,288, calculated on issuance. The proceeds from the offering were designated for general working capital and to pay to the Holder of the Senior Convertible Note an amount of $2,778,427, including $2,265,928 equal to 50% of the gross proceeds over $2,000,000 following the payment of 7% in offering fees including underwriting discounts and $512,500 equal to the Holders participation in the September 2022 Offering, that was applied as a reduction of principal (see Note 9).

●	During the nine months ended March 31, 2023, as part of the December Registered Direct Offering, the Company sold: (a) 177 shares of Common Stock to the Holder (the “Registered Direct Shares”) and (b) Pre-funded Warrants to purchase 447 shares of our common stock at a price of $3,748 per warrant (the “Pre-funded Warrants”), directly to the Holder, with all but $40.00 per warrant prepaid to the Company at the closing. The Company recorded the issuance of these shares at a fair value of $2,316,686 comprised of $2,316,686 of cash received from the offering equal to the gross proceeds, net of $170,001 issuance costs, $2,146,685. The Company remitted approximately $1,073,343 to the Holder to be applied to accrued interest and future interest payments under the Senior Convertible Note. The net proceeds received by the Company, after deducting underwriting discounts and commissions and offering expenses payable by the Company and amounts remitted to the Holder was $1,073,343. The Holder redeemed all 447 Pre-funded warrants for additional net proceeds of $17,850.

●	During the nine months ended March 31, 2023, the Company and the Holder of our Senior Convertible Note effected debt for equity exchanges under the Senior Convertible Note of $19,261,583 in aggregate principal amount of the Senior Convertible Note for an aggregate of 5,606 shares of our common stock and recorded a loss on extinguishment of the Senior Convertible Note of $3,616,372 related to the conversions.

●	During the nine months ended March 31, 2023, in connection with his appointment as Chief Executive Officer, the Company granted the Chief Executive Officer, Mr. Igelman, an award of 63 shares of common stock at a price of $2,944 per share.

●	During the nine months ended March 31, 2023, in connection with the Reverse Stock Split, the Company issued 92 shares of common stock at par value.

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

As part of the filing of the Equity Distribution Agreement, the Company entered into a waiver agreement (“EDA Waiver”) on September 15, 2023, with the Holder of the Series C Preferred Stock and the Series D Preferred Stock, as a condition to filing the registration statement on Form S-3 MEF on September 15, 2023 and the prospectus supplement on September 15, 2023 for the “at the market” offering. The EDA Waiver allowed the Company to proceed with the initial filing of such registration statement and prospectus supplement with the SEC and not with respect to (x) any subsequent amendment or supplement thereto, (y) the issuance and sale of any of the Company’s securities contemplated by thereby or (z) any future Subsequent Placement (as defined in the Securities Purchase Agreement, dated April 30, 2023, among the Company and the buyers named therein).

The Company is unable to further use the ATM facility due to its voluntary delisting and suspension from Nasdaq and subsequent trading on the OTC.

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

On May 22, 2023, as described below, the Company closed the issuance of the Series D Preferred Stock, that included the issuance of

(i)	4,300 shares of Series D Preferred Stock for a price of $1,000 per share,
(ii)	Common Warrants to purchase 3,583 shares of our common stock at a price of $784.00 per share (the “Series D Common Warrants”), and
(iii)	preferred warrants to purchase 4,300 shares of our Series D Preferred Stock at a price of $1,000 per share,

for total gross proceeds to the Company of $4,300,000 before deducting underwriting discounts and commissions of $341,000, for net proceeds of $3,959,000, with the Series D Preferred Warrants to purchase the Series D Preferred Stock as a potential source of additional funds.

Series D Convertible Preferred Stock Common Warrants

The 3,583 Series D Common Warrants may be exercised at any time after issuance for one share of Common Stock of the Company at a price of $784.00 per share. The Series D Common Warrants also contain a beneficial ownership limitation of 9.99%, provided that any such increase will not be effective until the 61st day after delivery of a notice to the Company of such increase. The warrants are not callable by the Company.

A summary of the common stock warrant activity follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Intrinsic Value
Outstanding, June 30, 2022	565	567,600	4.07	—
Issued	4,869	2,306
Exercised	(446)	40
Forfeited or cancelled	(50)	700,000
Outstanding June 30, 2023	4,938	218,476	4.63	—
Issued	10,420	77.40
Exercised	(10,420)	77.40
Forfeited or cancelled	-	-
Outstanding March 31, 2024	4,938	218,476	3.87	—

Common Stock Options

On September 10, 2020, the Board adopted the 2020 Equity and Incentive Plan (the “2020 Plan”) that provides for the issuance of incentive and non-qualified stock options, restricted stock, restricted stock units and stock appreciation rights to officers, employees, directors, consultants, and other key persons. Under the 2020 Plan, the maximum number of shares of Common Stock authorized for issuance was 38 shares. Each year on January 1, for a period of up to nine years, the maximum number of shares authorized for issuance under the 2020 Plan is automatically increased by 6 shares. At March 31, 2024, there was a maximum of 61 shares of Common Stock authorized for issuance under the 2020 Plan. There were no additional equity awards eligible for issuance from the 2017 Stock Incentive Plan that had been adopted by the Company on August 1, 2017. The outstanding stock options granted under the 2017 Stock Incentive Plan were transferred to the 2020 Plan. As of March 31, 2024, there were 53 shares of Common Stock available for future issuance under the 2020 Plan. On January 3, 2023, separate from the 2020 Plan, the Company issued an award of 63 time-based stock options to the Chief Executive Officer with an exercise price of $2,944 per option. The Chief Executive Officer’s stock options will vest in equal quarterly installments over a one-year period subject to his continued employment with the Company on the applicable vesting dates.

A summary of the Company’s stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2022	28	$49,440
Granted	63	2,944
Exercised	-	-
Cancelled	(14)	246,617
Outstanding, June 30, 2023	77	$49,552
Granted	-	-
Exercised	-	-
Cancelled	(2)	270,059
Outstanding, September 30, 2023	75	$44,429
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2023	75	$44,429
Granted	-	-
Exercised	-	-
Cancelled	(4)	165,834
Outstanding, March 31, 2024	71	$33,177

As of March 31, 2024, the weighted average remaining life of the options outstanding was 8.01 years. There are 71 options exercisable at March 31, 2024, with a weighted average exercise price of $33,177. As of March 31, 2024, there was no remaining unamortized stock compensation for stock options.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of blank check preferred stock.

Series C Convertible Preferred Stock and Series D Convertible Preferred Stock

Reclassification of the Series C Convertible Preferred Stock

The Company assesses classification of its equity-linked instruments at each reporting date to determine whether a change in classification between equity and liabilities (assets) is required. The Company can make an accounting policy election on the allocation order and choose the policy that management determines is most favorable. The Company elected to reclassify outstanding instruments based on allocating the unissued shares to contracts with the latest inception date resulting in the contracts with the earliest inception date being recognized as liabilities first. Due to the issuances of shares during the nine months ended March 31, 2024, and the lack of authorized and unissued shares available, the Company was required to assess its classification of its equity instruments during this period. On December 5, 2023 the Company determined it did not have enough authorized and unissued shares to satisfy the Series C Preferred Stock and using the last contract entered into sequencing election. The Company determined that it was required to reclassify the Series C Preferred Stock out of stockholders’ equity and the carrying amount of the Series D Preferred Stock was reclassed to Mezzanine equity in the unaudited condensed consolidated balance sheet and the Company determined that a derivative related to the conversion feature was required. The carrying amount of the Series C Preferred Stock was reclassed to Mezzanine equity in the condensed consolidated balance sheet of $3,524,665, less the $1,820,000 Original Series C Derivative value that was recorded as a discount to the Series C Preferred Stock, that was immediately accreted to the Series C Preferred Stock.

Reclassification of the Series D Convertible Preferred Stock

On February 20, 2024, the last day the Company traded on Nasdaq, the Company assessed the classification of its equity-linked instruments to determine whether the Company had enough authorized and unissued shares to satisfy the Series D Preferred Stock and using the last contract entered into sequencing election. Previous to this date the Series D Preferred Stock was limited by the Nasdaq listing rules on certain instruments. On February 20, 2024 the Company determined it did not have enough authorized and unissued shares to satisfy the Series D Preferred Stock and using the last contract entered into sequencing election. The Company determined that it was required to reclassify the Series D Preferred Stock out of stockholders’ equity and the carrying amount of the Series D Preferred Stock was reclassed to Mezzanine equity in the unaudited condensed consolidated balance sheet and the Company determined that a derivative related to the conversion feature was required consistent with the Series C Preferred Stock. The carrying amount of the Series D Preferred Stock was reclassed to Mezzanine equity in the condensed consolidated balance sheet of $1,759,629, less the $422,141 Original Series D Derivative value that was recorded as a discount to the Series D Preferred Stock, that was immediately accreted to the Series D Preferred Stock.

Agreement to Amend and Restate the Terms of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock

On March 7, 2024, in connection with the Secured Note Agreement, the Company amended and restated its Series C Preferred Stock and Series D Preferred Stock Certificates of Designations (the “Preferred Stock CODs, as amended and restated”, the transactions are referred to as the “Amendments”), to include the following key amendments:

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

The Amendments resulted in an extinguishment of the Series C Preferred Stock and the Series D Preferred Stock and they were recorded at their new fair value.

On March 7, 2024, the date of the Amendments, the Series C Preferred Stock was extinguished and recorded to a fair value of $2,191,543, and a gain on extinguishment of $1,132,872 was recorded in additional paid-in capital in the consolidated condensed balance sheet and as a gain on extinguishment in the net loss attributable to common stockholders. The Company also recorded a derivative of $224,762 related to the Series C Preferred Stock. The difference between the fair value and the stated value of the Series C Preferred Stock created a total discount of the $1,357,634 on the Series C Preferred Stock that is accreted on a straight line basis over the two year period to the maturity date of March 7, 2026, up to the stated value of $3,549,177. As of March 31, 2024, $45,254 of the discount was accreted out to the Series C Preferred Stock.

On March 7, 2024, the date of the Amendments, the Series D Preferred Stock was extinguished and recorded to a fair value of $1,153,604, and a gain on extinguishment of $629,145 was recorded in additional paid-in capital in the consolidated condensed balance sheet and as a gain on extinguishment in the net loss attributable to common stockholders. The Company also recorded a derivative of $120,501 related to the Series D Preferred Stock. The difference between the fair value and the stated value of the Series D Preferred Stock created a total discount of the $749,646 on the Series D Preferred Stock that is accreted on a straight line basis over the two year period to the maturity date of March 7, 2026, up to the stated value of $1,903,252. As of March 31, 2024, $24,990 of the discount was accreted out to the Series D Preferred Stock.

During the three and nine months ended March 31, 2024, the Company had recorded dividends in total of $33,832 and $589,421, and Alternate Conversion Floor Amounts (as defined in the Preferred Stock Certificates of Designations) of $0 and $4,805,990 for the Series C Preferred Stock and the Series D Preferred Stock, respectively. The Series C Preferred Stock, had a stated value of $3,549,177 and $14,805,438, with cumulative dividends accrued, including the Alternative Conversion Floor Amounts (as defined in the Preferred Stock Certificates of Designations), in total of $1,774,177 and $204,414, and per share of $1,000 and $14, as of March 31, 2024 and June 30, 2023, respectively. The Series D Preferred Stock, had a total value of $1,903,252 and $4,337,267, with cumulative dividends accrued, (as defined in the Preferred Stock Certificates of Designations), in total of $92,189 and $37,267, and per share of $51 and $9, as of March 31, 2024 and June 30, 2023, respectively.

The incremental value of the Alternate Conversion Floor Amounts make whole provisions of $0 and $4,805,990, for the three and nine months ended March 31, 2024, is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders.

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

As part of the August 2023 Settlement Agreement and the October 2023 Settlement Agreement and subsequent Further Settlements, the Company triggered the anti-dilution down round price protection provisions of the Series C Preferred Stock and Series D Preferred Stock that allows for the conversion at the conversion price described above. Due to the down round price protection provision on the Series C Preferred Stock and Series D Preferred Stock, the Company recorded a deemed dividend within stockholders’ equity associated with the reduction in conversion price in effect prior to each settlement to the price of the settlement, as applicable, and as adjusted pursuant to section 9(d)i of the Series C Preferred Stock and Series D Preferred Stock Certificates of Designations whereby the conversion price was set to $2.2997 based off of 80% of the average of the 3 lowest VWAPs during the 16 trading days following the Reverse Stock Split December 2023 date of December 22, 2023. The total incremental value is presented on the unaudited condensed consolidated statement of operations as an addition to the net loss available to common stockholders of $3,586,295 and $23,949,067 in the three and nine months ending March 31, 2024, respectively (as described above). The incremental value was determined by computing the additional shares the Series C Preferred Stock and Series D Preferred Stock that would be received based on the conversion price reduction multiplied by the estimated fair value of common stock of $77.40 as of August 17, 2023, $38.60 as of October 6, 2023, $17.04 as of November 10, 2023, $11.92 as of November 17, 2023, $10.88 as of November 24, 2023, $7.44 as of December 1, 2023 and $2.2997 as of December 19, 2023 (as described above).

Registration Right Agreement

As discussed above, pursuant to a Series D RRA between the Holder and the Company, the Company granted certain registration rights to the Investor. The Series D SPA requires the Company to file a registration statement covering the resale of the shares of Common Stock underlying the shares of Series D Preferred Stock to be issued in the offering and the shares of common stock issued upon exercise of the Common Warrants. The Series D SPA also covers the conversion of any shares of Series D Preferred Stock issued upon exercise of the Series D Preferred Warrants. The Company was required to file the registration statement within 60 days from the closing of the transactions contemplated by the Series D SPA and cause the registration statement to be declared effective within 120 days after the closing of the transactions contemplated by the Securities Purchase Agreement. The Series D SPA contains mutual customary indemnification provisions among the parties and requires the Company to make certain cash payments in connection with the delay in the filing of a registration statement for the purpose of registering the resale of the common stock issuable under the Holder’s Series D Preferred Stock and common warrants, despite the Company’s best efforts. On the amendment of the Series D Preferred Stock there is no longer a requirement to have the shares registered.

Series E Redeemable Preferred Stock

On January 5, 2024, the Company entered into a Subscription and Investment Representation Agreement with a former member of management, pursuant to which the Company agreed to issue and sell one hundred (100) shares of the Company’s Series E Redeemable Preferred Stock, par value $0.001 per share, for $10 per share in cash (the “Series E Preferred Stock”). The sale closed on January 5, 2024.

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

Stock-Based Compensation

During the three and nine months ended March 31, 2024, the Company recorded stock-based compensation expense of $0 and $42,156, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations. During the three and nine months ended March 31, 2023, the Company recorded stock-based compensation expense of $0 and $1,127,070, respectively, for the amortization of stock options and the issuance of Common Stock to employees and contractors for services which has been recorded as general and administrative expense in the unaudited condensed consolidated statements of operations.

As of March 31, 2024, there was no remaining unamortized stock compensation for stock options. No options were granted during the three or nine months ended March 31, 2024.

Note 13 – Other Non-Operating Income (Loss), Net

Other non-operating income (loss), net, for the three and nine months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Foreign exchange gain	$24,337	$50,321	$12,635	$99,813
Other non-operating loss	(15,140)	(602,242)	(48,754)	(118,898)
Total	$9,197	$(551,921)	$(36,119)	$(19,085)

Note 14 – Fair Value Measurements

The following financial instruments were measured at fair value on a recurring basis:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$25,875	$25,875	$—	$—
Liability for the September Warrants (Note 9)	$—	$—	$—	$—
Liability for the Series D Preferred Stock Warrants (Note 9)	$625,908	$—	$—	$625,908
Derivative Liability (Note 9)	$351,011	$—	$—	$351,011

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liability for the March 2022 Warrants (Note 9)	$113,850	$113,850	$—	$—
Liability for the September Warrants (Note 9)	$251,876	$—	$—	$251,876

A summary of the changes in Level 3 financial instruments for the nine months ended March 31, 2024 and the year ended June 30, 2023 is as follows:

	Warrant Liability	Contingent Consideration	Derivative liability
Balance at June 30, 2022	122,730	3,328,361	9,399,620
Fair value of the September 2022 Warrants (Note 9)	5,286,288	—	—
Change in fair value of September 2022 Warrants (Note 9)	(5,034,412)	—	—
Change in fair value of Series A and Series B Warrants issued with Senior Convertible Note (Note 9)	(122,730)	—	—
Change in fair value of Bethard contingent consideration liability	—	2,864,551	—
Elimination of Bethard contingent consideration liability on sale of Bethard	—	(6,192,912)	—
Change in the fair value of the derivative liability (Note 9)	—	—	(9,399,620)
Balance at June 30, 2023	251,876	$—	$—
Change in fair value of September 2022 Warrants (Note 9)	(229,515)	—	—
Balance at September 30, 2023	$22,361	$—	$—
Change in fair value of September 2022 Warrants (Note 9)	(22,361)	—	—
Bifurcation of the Original Series C Derivative liability	—	—	1,820,000
Change in the fair value of the Original Series C Derivative liability (Note 9)	—	—	536,698
Balance at December 31, 2023	$—	$—	$2,356,698
Fair value of the Series D Preferred Stock Warrants (Note 9)	—	—	—
Change in fair value of the Series D Preferred Stock Warrants (Note 9)	625,908	—	—
Bifurcation of the Original Series D Derivative liability	—	—	422,141
Change in the fair value of the Original Series C Derivative liability (Note 9)	—	—	306,888
Change in the fair value of the Original Series D Derivative liability (Note 9)	—	—	150,361
Extinguishment of the Original Series C Derivative (Note 9)	—	—	(2,663,586)
Extinguishment of the Original Series D Derivative (Note 9)	—	—	(572,502)
Bifurcation of the New Series C Derivative liability	—	—	224,762
Bifurcation of the New Series D Derivative liability	—	—	120,501
Change in the fair value of the derivative liability (Note 9)	—	—	5,748
Balance at March 31, 2024	$625,908	$—	$351,011

The contingent consideration was settled on February 24, 2023, as part of the disposal of the Bethard Business and the derivative liability were eliminated on the April 28, 2023, on the conversion of the Senior Convertible Note to the Series C Preferred Stock (Note 9). Derivative liabilities were recorded on the Series C Preferred Stock and Series D Preferred Stock as the Company did not have enough authorized and unissued shares to settle all the outstanding balance (Note 9). The Original Series C Derivative liability and the Original Series D Derivative liability were extinguished on the Amendment and the New Series C Derivative liability and the New Series D Derivative liability were recorded (Note 9).

The Series D Preferred Stock Warrants were classified as Level 3 as they are not publicly traded (Note 9). The Series D Preferred Stock Warrants were valued using a Monte Carlo valuation model for the warrants outstanding at February 20, 2024 on the delisting and March 31, 2024 with the following assumptions:

	March 31, 2024	February 20, 2024
Contractual term, in years	2.00	1.25
Expected volatility	161%	164%
Risk-free interest rate	4.50%	4.75%
Dividend yield	-	-
Conversion / exercise price	$1,000	$1,000

On February 20, 2024 the Series D Preferred Stock Warrants had zero value due to the value of the Series C Preferred Stock and Series D Preferred Stock and related derivative liabilities and the credit and non-performance risk assumptions.

The September 2022 Warrants were classified as Level 3 as they are plain vanilla warrants and are not callable by the Company (Note 9). The September 2022 Warrants were valued using a Black Scholes valuation model for the warrants outstanding at March 31, 2024 and June 30, 2023 with the following assumptions:

	March 31, 2024	June 30, 2023
Contractual term, in years	5.00	5.00
Expected volatility	152%	154%
Risk-free interest rate	4.36%	4.27%
Dividend yield	-	-
Conversion / exercise price	$10,000	$10,000

The March 2022 Warrants were classified as Level 1 as they are publicly traded. They are callable by the Company if certain criteria are met (Note 9). The March 2022 Warrants outstanding at March 31, 2024 and June 30, 2023 were valued using the following trading price information:

	March 31, 2024	June 30, 2023
Contractual term, in years	5.00	5.00
Active market	OTC Pink	Nasdaq
Market price	$60	$264

The Series A Warrants outstanding at March 31, 2024 and June 30, 2023 were valued using a Monte Carlo valuation model with the following assumptions:

	March 31, 2024	June 30, 2023
Contractual term, in years	4.00	4.00
Expected volatility	173%	152%
Risk-free interest rate	4.95%	4.90%
Dividend yield	—	—
Conversion / exercise price	$700,000	$700,000

The Series B Warrants expired on June 2, 2023.

The value of the Original Series C Derivative liability on the Series C Preferred Stock at March 7, 2024, the date of the Amendment and December 5, 2023, the date of reclassification of the Series C Preferred Stock, was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets with the following valuation assumptions:

	March 7, 2024	December 5, 2023
Contractual term remaining, in years	0.82	1.00
Discount rate	25.00%	25.00%
Expected volatility	174%	162%
Risk-free interest rate	4.95%	4.67%
Dividend rate	8.00%	8.00%
Dividend rate as of valuation date	8.50%	8.50%
Conversion / exercise price	$2.2997	$7.00

The value of the Original Series D Derivative liability on the Series D Preferred Stock at March 7, 2024, the date of the Amendment and February 20, 2024, the date of reclassification of the Series D Preferred Stock, was valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets with the following valuation assumptions:

	March 7, 2024	February 20, 2024
Contractual term remaining, in years	1.21	1.25
Discount rate	25.00%	25.00%
Expected volatility	174%	164%
Risk-free interest rate	4.72%	4.75%
Dividend rate	8.00%	8.00%
Dividend rate as of valuation date	8.50%	8.50%
Conversion / exercise price	$2.2997	$2.2997

The value of the derivative liability on the Series C Preferred Stock and Series D Preferred Stock at March 31, 2024 and March 7, 2024, subsequent to the Amendment, were valued using a nonperformance risk adjusted Monte Carlo valuation model using total assets with the following valuation assumptions:

	March 31, 2024	March 7, 2024
Contractual term remaining, in years	1.93	2.00
Discount rate	25.00%	25.00%
Risk-free interest rate	4.50	4.39
Conversion / exercise price	$2.2997	$2.2997

The fair value of a derivative instrument in a liability position includes measures of the Company’s nonperformance risk. Significant changes in nonperformance risk used in the fair value measurement of the derivative liability may result in significant changes to the fair value measurement. The calculated make-whole liability may differ materially from the amount the Company may be required to pay under the Series C Preferred Stock and Series D Preferred Stock.

The following is information relative to the Company’s derivative instruments in the unaudited condensed consolidated balance sheet as of March 31, 2024:

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2024
Derivative liability on Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (Note 9)	Derivative liability	$351,011

The effect of the derivative instruments on the unaudited condensed consolidated statements of operations is as follows:

	Location of Loss	Amount of Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivatives	Three months ended March 31, 2024	Nine months ended March 31, 2024
Derivative liability (Note 9)	Change in fair value of derivative liability (Note 9)	$462,997	$999,695

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

A measure of segment liabilities has not been currently provided to the Company’s CODM and therefore is not shown below. Segment assets are shown due to the significant asset impairment charges recorded during the nine months ended March 31, 2024. The following tables present the Company’s segment information:

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets:
EEG iGaming	$751,844	$15,275,501
EEG Games	$2,722,913	$4,486,563
Other Corporate	$1,169,176	$2,339,227

Total	$4,643,933	$22,101,291

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Revenues:
EEG iGaming segment	$1,000,201	$3,437,387	$4,797,208	$17,571,219
EEG Games segment	$723,214	$738,607	$2,198,051	$2,619,444

Total	$1,723,415	$4,175,994	$6,995,259	$20,190,663

Adjusted EBITDA(1) (2)
EEG iGaming segment	$(354,913)	$(954,581)	$(809,878)	$(2,566,714)
EEG Games segment	$64,213	$(701,767)	$(146,429)	$(1,810,305)
Total Adjusted EBITDA	$(290,700)	$(1,656,348)	$(956,307)	$(4,377,019)

Adjusted for:

Other corporate and overhead costs	$(1,237,017)	$(1,864,276)	$(6,386,384)	$(5,823,540)
Interest expense	$(9,448)	$(460,914)	$(9,448)	$(2,490,696)
Loss on disposal of assets	$-	$(4,198,362)	$-	$(4,198,362)
Gain on termination of lease	$-	$799,901	$-	$799,901
Loss on extinguishment of senior convertible note	$-	$(3,616,372)	$-	$(3,616,372)
Change in fair value of derivative liability	$(462,997)	$(1,163,979)	$(999,695)	$7,435,687
Change in fair value of warrant liability	$(565,533)	$1,412,941	$(286,057)	$6,435,229
Change in fair value of contingent consideration	$-	$-	$-	$(2,864,551)
Other non-operating income (loss), net	$9,197	$(551,921)	$(36,119)	$(19,085)
Depreciation and amortization	$(248,575)	$(1,658,020)	$(2,411,580)	$(5,408,467)
Right of use asset amortization	$(37,486)	$(31,170)	$(79,896)	$(69,597)
Asset impairment charges	$-	$-	$(12,981,142)	$(16,135,000)
Stock-based Compensation	$-	$(205,079)	$(42,156)	$(1,127,070)
Legal Settlement	$-	$-	$(500,000)	$-
Cost of acquisition	$-	$-	-	$(35,930)
Income tax benefit (expense)	$-	$(376)	$-	$(376)
Net loss	$(2,842,559)	$(13,193,975)	$(24,688,784)	$(31,495,248)

(1)	The Company has no intersegment revenues or costs and thus no eliminations required.
(2)	The Company defines Adjusted Segment EBITDA as earnings (loss) before, as applicable to the particular period, other corporate and overhead costs, interest expense; income taxes; depreciation and amortization, right of use asset amortization; stock-based compensation; legal settlements; loss on disposal of assets; cost of acquisitions; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; gain on termination of lease; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items (included in table above).

Note 16 – Income Taxes

During the three and nine months ended March 31, 2024, and the year ended June 30, 2023, the Company recorded no material current taxes, remained in a cumulative loss position in all jurisdictions, and maintained a full valuation allowance position against any deferred tax assets in the jurisdictions it operated in, thus recording no deferred tax benefits or expenses.

Note 17 – Subsequent Events

Resignation of Chief Financial Officer, Chief Operating Officer and Chief People Officer

In connection with cost reductions and streamlining of business operations at the Company, Michael Villani, Chief Financial Officer, Damian Mathews, Chief Operating Officer, and Jenny Pace, Chief People Officer resigned from their respective positions with the Company, effective April 30, 2024. Mr. Mathews shall remain in his position as a member of the Company’s Board of Directors. The resignations of Mr. Villani, Mr. Mathews and Ms. Pace were not the result of any disagreements with the Company on any matter relating to the Company’s operations, policies, or practices.

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

Compliance with Listing Requirements

On February 13, 2024, the Company announced it was voluntarily delisting from the Nasdaq Capital Markets, LLC (“Nasdaq”). On February 16, 2024, the Company received notice from Nasdaq that it was being suspended on Nasdaq on opening of trading on February 21, 2024. As a result of the suspension, on February 21, 2024 the Company began trading on the Over the Counter Market (the “OTC”). On February 27, 2024, the Company filed a Form 25 with the SEC to effect the delisting of its securities from Nasdaq. The Company is now subject to listing requirements of the OTC and is trading on the OTCQB tier level of the OTC.

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

Reportable Segments

At March 31, 2024, the Company has two reportable segments: EEG iGaming and EEG Games, consistent with our reportable segments at June 30, 2023.

Financial Highlights

The following tables set forth a summary of our financial results for the periods indicated and are derived from our unaudited condensed consolidated financial statements for the three and nine months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Net revenue	$1,723,415	$4,175,994	$6,995,259	$20,190,669
Total operating expenses (excluding Asset impairment charges)	$3,537,193	$13,789,249	$17,371,582	$41,230,648
Asset impairment charges	$-	$-	$12,981,142	$16,135,000
Total other income (expense), net	$(1,028,781)	$(3,580,344)	$(1,331,319)	$5,860,113
Income tax benefit	$-	$376	$-	$376
Net loss	$(2,842,559)	$(13,193,975)	$(24,688,784)	$(31,495,248)
Net loss attributable to common stockholders	$(3,930,662)	$(13,470,583)	$(53,902,861)	$(32,322,914)

Non-GAAP Information

This report includes Adjusted EBITDA, which is a non-U.S. GAAP (“U.S. GAAP” is defined as accounting principles generally accepted in the United States of America) financial performance measure that we use to supplement our results presented in accordance with U.S. GAAP. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with U.S. GAAP. The Company uses this non-U.S. GAAP financial measure for financial and operational decision making and as a means to evaluate period-to-period comparisons. The Company believes that it provides useful information about operating results, enhances the overall understanding of past financial performance and future prospects, and allows for greater transparency with respect to key metrics used by management in its financial and operational decision making. Adjusted EBITDA, as calculated, may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry. We define Adjusted EBITDA as earnings (loss) before, as applicable to the particular period, interest expense; income taxes; depreciation and amortization, right of use asset amortization; stock-based compensation; legal settlements; loss on disposal of assets; cost of acquisitions; asset impairment charges; loss on extinguishment of senior convertible note; loss on conversion of senior convertible note; gain on termination of lease; change in fair value of derivative liability; change in fair value of warrant liability; change in fair value of contingent consideration; and other non-operating income (loss), net, and certain other non-recurring, non-cash or non-core items, as described in the reconciliation below, if not covered above.

Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of transaction-related costs or legal settlements and related costs), non-cash expenditures (for example, in the case of depreciation and amortization, stock-based compensation, asset impairment charges, change in fair value of derivative liability and change in fair value of warrant liability), or are not related to our underlying business performance (for example, in the case of interest income and expense).

Segment Revenues and Adjusted EBITDA

The table below presents our Segment Revenues and Adjusted EBITDA reconciled to our net loss, for the periods indicated:

	For the three months ended March 31,		For the nine months ended March 31,
	2024	2023	2024	2023
Revenues:
EEG iGaming segment	$1,000,201	$3,437,387	$4,797,208	$17,571,219
EEG Games segment	$723,214	$738,607	$2,198,051	$2,619,444

Total	$1,723,415	$4,175,994	$6,995,259	$20,190,663

Net loss:	$(2,842,559)	$(13,193,975)	$(24,688,784)	$(31,495,248)

Adjusted for:
Interest expense	$9,448	$460,914	$9,448	$2,490,696
Loss on disposal of businesses	$-	$4,198,362	$-	$4,198,362
Gain on termination of lease	$-	$(799,901)	$-	$(799,901)
Loss on extinguishment of senior convertible note	$-	$3,616,372	$-	$3,616,372
Change in fair value of derivative liability	$462,997	$1,163,979	$999,695	$(7,435,687)
Change in fair value of warrant liability	$565,533	$(1,412,941)	$286,057	$(6,435,229)
Change in fair value of contingent consideration	$-	$-	$-	$2,864,551
Other non-operating income (loss), net	$(9,197)	$551,921	$36,119	$19,085
Depreciation and amortization	$248,575	$1,658,080	$2,411,580	$5,408,467
Right of use asset amortization	$37,486	$31,170	$79,896	$69,597
Asset impairment charges	$-	$-	$12,981,142	$16,135,000
Stock-based compensation	$-	$205,079	$42,156	$1,127,070
Legal settlements	$-	$-	$500,000	$-
Cost of acquisition	$-	$-	$-	$35,930
Income tax benefit	$-	$376	$-	$376
Total Adjusted EBITDA	$(1,527,717)	$(3,520,624)	$(7,342,691)	$(10,200,559)

Adjusted EBITDA(1)
EEG iGaming segment	$(354,913)	$(954,581)	$(809,878)	$(2,566,714)
EEG Games segment	$64,213	$(701,767)	$(146,429)	$(1,810,305)
Other(2)	$(1,237,017)	$(1,864,276)	$(6,386,384)	$(5,823,540)
Total Adjusted EBITDA	$(1,527,717)	$(3,520,624)	$(7,342,691)	$(10,200,559)

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

Comparison of the three months ended March 31, 2024 and 2023

Net Revenue

Net revenue totaled $1.7 million in the three months ended March 31, 2024, a decrease of $2.5 million, or 60%, from the $4.2 million recorded in the three months ended March 31, 2023. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the wind down and eventual liquidation of the Argyll entities where revenue producing operations were ceased on December 8, 2022. The iGaming operations of Lucky Dino, Bethard and Argyll (before Bethard and Argyll were disposed of) were also impacted by worsening investment and market conditions and regulatory changes in the Finland and the UK from fiscal 2023, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $2.5 million, falling from $3.5 million to $1.0 million. Revenue in the EEG Games segment remained flat at 0.7 million.

Cost of Revenue

Cost of revenue totaled $0.5 million in the three months ended March 31, 2024, a decrease of $0.8 million, or 62%, from the $1.3 million recorded in the three months ended March 31, 2023. The decrease is primarily attributable to the previously mentioned disposals of the Bethard Business and the Argyll operating entities and the decrease in the iGaming operations of Lucky Dino in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. The iGaming decreases include $0.6 million lower payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.1 million lower game provider expenses and $0.1 million lower other direct expenses related to the delivery of services.

Sales and Marketing

Sales and marketing expense totaled $0.3 million in the three months ended March 31, 2024, a decrease of $0.6 million, or 67%, compared to the $0.9 million recorded for the three months ended March 31, 2023. The decrease was primarily attributable to $0.9 million lower affiliate costs related to the EEG iGaming segment, offset by $0.3 million higher service partners expense.

General and Administrative

General and administrative expense totaled $2.8 million for the three months ended March 31, 2024, a decrease of $4.6 million, or 62%, compared to the $7.4 million recorded for the three months ended March 31, 2023. The decrease was primarily attributable to decreases of $0.7 million in payroll costs, $1.3 million depreciation and amortization, $0.3 million in information technology related costs and $0.3 million other general and administrative costs from the EEG iGaming segment, decreases of $0.6 million in payroll costs and $0.2 million related to other general and administrative costs from the EEG Games segment, and decreases of $0.9 million in professional fees, $0.2 million in share based compensation expense and $0.1 million in legal fees in corporate expenses.

Loss on disposal of businesses, net

There was no loss on disposal of businesses, net in the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company recorded a loss on disposal of businesses, net of $4.2 million. On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license and received approximately $1.2 million in proceeds and approximately $1.0 million in cash from the return of a deposit held with the Spanish regulator. The Company recognized a gain on disposal of the Spanish iGaming operations of $1.1 million. On February 24, 2023, the Company sold its Bethard Business for purchase consideration determined by the Company to be $8.1 million comprised of cash received on the Bethard Closing Date of approximately €1.7 million (approximately $1.7 million using exchange rates in effect on the Bethard Closing Date), holdback consideration of approximately €0.2 million (approximately $0.2 million using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of approximately €5.9 million ($6.2 million using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021 and other liabilities. The Company recognized a loss on disposal of the Bethard Business of approximately $8.6 million in Loss on disposal of businesses, net. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On December 8, 2022, Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3.3 million in loss on disposal of businesses, net.

Other Income (expense)

Other income (expense), net improved by $2.6 million from a loss of $3.6 million for the three months ended March 31, 2023 to a loss of $1.0 million for the three months ended March 31, 2024. The other expense for the three months ended March 31, 2024 resulted primarily from a $0.5 million of gain from the change in the derivative liabilities related to the Series C Preferred Stock and Series D Preferred Stock and a $0.6 million of gain from the change in the fair value of the Series D Preferred Strock Warrant.

The other expense for the three months ended March 31, 2023 resulted primarily from $0.5 million of interest expense related to the Senior Convertible Note, $1.2 million for the change in the fair value of the derivative liability on Senior Convertible Note, $3.6 million for the loss on extinguishment of the Senior Convertible Note related to the conversion of $19.3 million of the Senior Convertible note into 5,606 shares of our common stock and $0.6 million other non-operating loss, offset by other income primarily made up of $1.4 million from the reduction in fair value of the warrant liability and $0.8 million gain on the termination of the UCLA lease. The driver of the change in fair value of the warrants was a decrease of $1.4 million for the September 2022 Warrants issued as part of the September 2022 Offering, offset by an increase of $0.2 million for the March 2022 Warrants.

Comparison of the nine months ended March 31, 2024 and 2023

Net Revenue

Net revenue totaled $7.0 million in the nine months ended March 31, 2024, a decrease of $13.2 million, or 65%, from the $20.2 million recorded in the nine months ended March 31, 2023. The decrease is primarily attributable to the sale of the Bethard Business on February 24, 2023 and the wind down and eventual liquidation of the Argyll entities where revenue producing operations were ceased on December 8, 2022. The iGaming operations of Lucky Dino, Bethard and Argyll (before Bethard and Argyll were disposed of) were also impacted by worsening investment and market conditions and regulatory changes in the Finland and the UK from fiscal 2023, and the worsening investment and market conditions. The decrease in the iGaming segment revenue was $12.8 million falling from $17.6 million to $4.8 million. Revenue in the EEG Games segment also decreased $0.4 million from $2.6 million to $2.2 million due to the disposal of EGL and the timing of hardware installations.

Cost of Revenue

Cost of revenue totaled $1.8 million in the nine months ended March 31, 2024, a decrease of $5.6 million, or 76%, from the $7.4 million recorded in the nine months ended March 31, 2023. The decrease is primarily attributable to the previously mentioned disposals of the Bethard Business and the Argyll operating entities and the decrease in the iGaming operations of Lucky Dino in the EEG iGaming segment and includes corresponding EEG iGaming decreases in line with revenue. The iGaming decreases include $3.8 million lower payment processing fees, platform costs, gaming duties and costs related to revenue sharing arrangements, $0.6 million lower game provider expenses and $1.1 million lower other direct expenses related to the delivery of services. EEG Games also had a reduction in costs with $0.1 million lower hosting, hardware and equipment costs and other direct expenses.

Sales and Marketing

Sales and marketing expense totaled $1.8 million in the nine months ended March 31, 2024, a decrease of $3.4 million, or 65%, compared to the $5.2 million recorded for the nine months ended March 31, 2023. The decrease was primarily attributable to a $0.4 million reduction in marketing and $3.5 million lower affiliate costs related to the EEG iGaming segment, offset by a $0.5 million increase in corporate expense driven by our service partners.

General and Administrative

General and administrative expense totaled $13.8 million for the nine months ended March 31, 2024, a decrease of $10.6 million, or 43%, compared to the $24.4 million recorded for the nine months ended March 31, 2023. The decrease was primarily attributable to decreases of $3.4 million in payroll costs, $2.9 million depreciation and amortization, $1.2 million in information technology related costs and $0.6 million decrease related to other general and administrative cost from the EEG iGaming segment, decreases of $1.6 million in payroll costs and $0.3 million related to other general and administrative costs from the EEG Games segment, and $1.1 million decrease in share based compensation, $0.2 million decrease in payroll and $0.4 million decrease in professional fees, offset by $1.0 million increase related to the legal settlement with the former CEO and related legal costs and $0.3 million increase in other general and administrative costs in corporate expenses.

Loss on disposal of businesses, net

There was no loss on disposal of businesses, net in the nine months ended March 31, 2024.

During the nine months ended March 31, 2023, the Company recorded a loss on disposal of businesses, net of $4.2 million. On January 18, 2023, the Company sold its Spanish iGaming operations, including its Spanish iGaming license and received approximately $1.2 million in proceeds and approximately $1.0 million in cash from the return of a deposit held with the Spanish regulator. The Company recognized a gain on disposal of the Spanish iGaming operations of $1.1 million. On February 24, 2023, the Company sold its Bethard Business for purchase consideration determined by the Company to be $8.1 million comprised of cash received on the Bethard Closing Date of approximately €1.70 million (approximately $1.7 million using exchange rates in effect on the Bethard Closing Date), holdback consideration of approximately €0.2 million (approximately $0.2 million using exchange rates in effect on the Bethard Closing Date) and the Company’s settlement of its contingent consideration liability of approximately €5.9 million ($6.2 million using exchange rates in effect on the Bethard Closing Date) that had originated from its acquisition of the Bethard Business on July 13, 2021 and other liabilities. The Company recognized a loss on disposal of the Bethard Business of approximately $8.6 million in Loss on disposal of businesses, net. On November 10, 2022, the Company determined that it would close down its licensed remote gambling operation in the UK market. On December 8, 2022, Argyll UK surrendered its UK license and the surrender was confirmed by the UKGC on December 9, 2022. The Swiss courts declared Argyll Entertainment bankrupt on March 27, 2023, at which point the Company lost control of Argyll Entertainment and, as a result, deconsolidated the entity. The Company had previously fully impaired the goodwill, intangible assets and other long-lived assets of Argyll UK in the fiscal year ended June 30, 2022. The Company recognized a gain on disposal of Argyll Entertainment of $3.3 million in loss on disposal of businesses, net.

Asset Impairment Charges

During the nine months ended March 31, 2024, the Company had concluded that impairment indicators existed considering that the Company delisted from Nasdaq, had management changes in the EEG iGaming segment and continued to see revenues decline in the EEG iGaming segment and that they were significantly down from levels seen in the previous year and in the previous quarters and EEG Games was not performing at the level previously expected. This, the decline in the Company’s stock price and other factors were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total asset impairment charges of $13.0 million, including $3.6 million of goodwill and $8.4 million of other intangible assets from the EEG iGaming segment and $1.0 million in of goodwill from the EEG Games. Further downturns in economic, regulatory and operating conditions could result in additional impairment in future periods.

During the nine months ended March 31, 2023, the Company initiated a process to evaluate the strategic options for the EEG iGaming business and subsequent to the period end, the Company appointed a new CEO and a new CFO and on January 18, 2023 sold its EEG iGaming Spanish license. This and uncertainties caused by inflation and world instability were determined to be a triggering event and the long-lived assets of the Company were quantitatively tested for impairment. The Company recognized total goodwill asset impairment charges of $16.1 million, including asset impairment charges to the goodwill to the iGaming reporting unit of $14.5 million, which is part of the EEG iGaming segment, and to the goodwill of the GGC reporting unit of $1.6 million, which is part of the EEG Games segment.

Other Income (expense)

Other income (expense), net decreased by $7.0 million from income of $5.7 million for the nine months ended March 31, 2023 to a loss of $1.3 million for the nine months ended March 31, 2024. The other income for the nine months ended March 31, 2024 resulted primarily from a $3.6 million of loss from the change in the derivative liability related to the Series C Preferred Stock and Series D Preferred Stock and a $0.3 million loss from the change in fair value of the Series D Preferred Warrants liability after reclassification to a liability during the period offset by the change in other warrant liabilities.

The other expense for the nine months ended March 31, 2023 resulted primarily from $2.5 million of interest expense related to the Senior Convertible Note, $3.6 million for the loss on extinguishment of the Senior Convertible Note related to the conversion of $19.3 million of the Senior Convertible note into 5,606 shares of our common stock and an increase of $2.9 million for the change in the fair value of the contingent consideration for Bethard, offset by other income primarily made up of $7.4 million for the change in the fair value of the derivative liability on Senior Convertible Note and $6.4 million from the reduction in fair value of the warrant liability and $0.8 million gain on the termination of the UCLA lease. The driver of the change in fair value of the warrants was a decrease of $4.6 million for the September 2022 Warrants issued as part of the September 2022 Offering and a decrease of $1.8 million for the March 2022 Warrants. Other warrants also decreased $0.1 million for the nine months ended March 31, 2023.

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

The Company considered that it had an accumulated deficit of $206.1 million as of March 31, 2024 and that it has had a history of recurring losses from operations and recurring negative cash flows from operations as it has prepared to grow its esports business through acquisition and new venture opportunities. At March 31, 2024, the Company had $1.0 million of available cash on-hand and net current liabilities of $7.8 million. Net cash used in operating activities for the nine months ended March 31, 2024 was $5.6 million, which includes a net loss of $24.7 million.

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

In determining whether the Company can overcome the presumption of substantial doubt about its ability to continue as a going concern, the Company may consider the effects of any mitigating plans for additional sources of financing. The Company identified additional financing sources it believes, depending on market conditions, may be available to fund its operations and drive future growth, which includes:

(i)	the potential expected proceeds from future offerings, where the amount of the offering has not yet been determined; and
(ii)	the ability to raise additional financing from other sources.

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

The amount of available cash on hand on May 21, 2024, one business day preceding this filing, was approximately $0.6 million.

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

Our material cash requirements include sponsorships with professional teams and an online wagering and services agreement. The Company is expected to incur $0.3 million in sponsorship obligations with various sports teams, with $0.2 million being incurred within the next 12 months. The Company is also required to pay $1.25 million and issue 1 share of common stock annually under the Bally’s Corporation wagering and services agreement that extends for 10 years from July 1, 2021 and the Company has minimum annual commitments of approximately $0.4 million under the online wagering and services agreement with Delasport Limited that has an initial term of 18 months with subsequent annual renewals. Further, the Company is required to pay $0.05 million monthly for the first 9 months of the calendar year related to the legal settlement with the former CEO, until the remaining $0.3 million outstanding, as of March 31, 2024, is paid in full.

Net cash used in operating activities for the nine months ended March 31, 2024 was $5.6 million, which includes a net loss of $24.7 million, offset by net non-cash adjustments of $17.1 million and changes in operating assets and liabilities of $2.0 million.

Net cash used in investing activities for the nine months ended March 31, 2024 totaled less than $0.1 million principally related to the purchase of intangible assets.

Net cash provided by financing activities for the nine months ended March 31, 2024 totaled $4.7 million, which included $1.4 million from the issuance of the secured note, $5.2 million from use of the ATM facility, $1.0 million in net proceeds from the August 15, 2023 offering of common stock and the exercise of the related warrants, offset by $2.6 million used to redeem part of the Series D Preferred Stock and $0.3 million for the payments of the dividends on the 10% Series A cumulative redeemable convertible preferred stock.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the amounts reported in our unaudited condensed consolidated financial statements and the accompanying notes to unaudited condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, including, with respect to the three months ended March 31, 2024, related regulatory and government mandates and restrictions. Actual results may differ from these estimates.

Our critical accounting estimates are those that are both material to the presentation of our financial condition and results of operations and require management’s most subjective and complex judgments. Other than as described below, there have been no material changes or updates to our critical accounting estimates during the nine months ended March 31, 2024 as compared to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. For the reasons set forth below, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Previously identified material weakness

During fiscal 2023, our Chief Executive Officer and former Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not operating effectively at a reasonable assurance level. The material weaknesses identified during management’s assessment included, but were not limited to, (a) not performing an ongoing and/or separate formal evaluation to determine whether the components of internal control are present and functioning within the period under audit; (b) not having sufficient period-end financial reporting controls in place as it relates to segregation of duties, reviews of certain completed or nonrecurring transactions, accounting for income taxes, and certain procedures for preparing the financial statements and disclosures; and (c) not having sufficient controls in place as it relates to information technology (“IT”) controls and that the IT technology controls were not formally evaluated to determine operating effectiveness, including the evaluation of system organization controls and related complementary user entity controls.

Remediation Plans and Actions

During the nine months ended March 31, 2024, and for fiscal 2024, we continue to work on implementing remediation initiatives in response to the previously identified material weakness, including, but not limited to, (a) revising the risk assessment to consider the significant changes in business composition and operations which occurred during the year ending June 30, 2023; (b) developing plans and templates for executing the design, documentation, and implementation of internal controls; (c) conducting training for process and control owners about the system of internal control and Sarbanes-Oxley (“SOX”) requirements and control design and execution best practices; (d) engaging and experienced income tax consultant to assist management; (e) reinforcing accountability and retaining required supporting control documentation, including the evaluation and implementation of a more controlled repository for retaining evidence; (f) implementing reporting tools and procedures for the monitoring of SOX compliance throughout the organization; (g) performing detailed analysis of segregation of duties to minimize duty conflicts where possible as well as properly mitigating risks of any unavoidable conflicts; and (h) performing detailed assessment and evaluation of information technology general controls to ensure that proper controls are designed and implemented including the evaluation of third-party system and organization control reports.

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

Changes in internal control over financial reporting

Other than our ongoing remediation efforts with respect to our disclosure controls and procedures, which extend to our internal control over financial reporting, there were no changes during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting during this interim reporting period and until a thorough evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended March 31, 2024, and subsequently through May 21, 2024, the day preceding this filing, we sold the following shares of unregistered common stock on the date and for the consideration shown to the identified individuals pursuant to Section 4(a)(2) of the Securities Act or Section 3(a)(9), as applicable, which shares are restricted shares as defined in the Securities Act. The purchasers or recipients of our securities in these transactions were accredited investors, as defined in Regulation D.

Date	Purchaser/ Recipient	Security Type	Number of Securities	Consideration
July 1, 2023 – March 31, 2024	Holder of Series C Convertible Preferred Stock	Common Stock	526,503	Conversions of Series C Convertible Preferred Stock for shares of common stock

August 15, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	25	Settlement of $1,000 in Registration Delay Fees under the August 2023 Settlement Agreement

October 6, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	25	Settlement of $500 in Registration Delay Fees under the October 2023 Settlement Agreement

November 3, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	200	Settlement of $4,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 10, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	65	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 17, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	91	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

November 24, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	103	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

December 1, 2023	Holder of Series D Convertible Preferred Stock	Common Stock	143	Settlement of $1,000 in Registration Delay Fees under the October 2023 Settlement Agreement

January 5, 2024	Member of management	Preferred Stock (Series E)	100	$1,000

Item 3. Defaults Upon Senior Securities

On December 8, 2023, the Company announced that its Board of Directors temporarily suspended the Company’s monthly cash dividend on its 10% Series A Cumulative Redeemable Convertible Preferred Stock, commencing with the December 2023 dividend. As of the date of this March 31, 2024 Quarterly Report on Form 10-Q, an aggregate of $267,504 in dividends had accrued.

Item 4. Mine Safety Disclosure

Not Applicable.

Item 5. Other Information

During the third quarter of 2024, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the registration statement on Form S-1 filed with the SEC on May 2, 2019).
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the registration statement on Form S-1 filed with the SEC on May 2, 2019).
3.3	Form of the Series C Convertible Preferred Note Certificate of Designations, as amended and restated (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on March 13, 2024).
3.4	Form of the Series D Convertible Preferred Note Certificate of Designations, as amended and restated (incorporated herein by reference to Exhibit 3.2 to the current report on Form 8-K filed with the SEC on March 13, 2024).
3.5	Certificate of Change (incorporated herein by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on December 22, 2023).
4.1	Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.1	Securities Purchase Agreement, dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.2	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; dated August 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on August 16, 2023).
10.3	Equity Distribution Agreement, dated as of September 15, 2023, by and between Esports Entertainment Group, Inc. and Maxim Group LLC (incorporated herein by reference to Exhibit 1.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.4	Waiver dated September 15, 2023 by and between Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on September 18, 2023).
10.5	Partial Settlement of Registration Delay Payments under Registration Rights Agreement; Subsequent Placement Optional Redemption Waiver dated October 6, 2023 by and among Esports Entertainment Group, Inc. and Alto Opportunity Master Fund, SPC-Segregated Master Portfolio B (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
10.6	Escrow Agreement, dated October 6, 2023, by and among the Company, Maxim Group LLC, Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B, CORPORATE ESCROW MANAGEMENT INC and InBank (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on October 10, 2023).
10.7	Form of Secured Note Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on March 13, 2024).
10.8	Form of Secured Note Agreement (incorporated herein by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on March 13, 2024).
31.1*	Certification by the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ESPORTS ENTERTAINMENT GROUP, INC.

Date: May 22, 2024	By:	/s/ Alex Igelman
Alex Igelman
Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

